Form 10QSB
period 1996-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1996-08-08
CIK 934547

FORM 10-QSB

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

__X__ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 1996

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from ____________ to ______________ .

Commission File Number 0-25960


                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
       (Exact name of small business issuer as specified in its charter)


          Kentucky                               61-1256535
(State or other jurisdiction of                 (IRS Employer
 incorporation or organization                Identification No.)

                1065 Burlington Pike, Florence, Kentucky 41042
                   (Address of principal executive offices)


                                (606) 371-2340
               (Issuer's telephone number, including area code)

Check  whether  the issuer (1) has filed all  reports  required to be filed by section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   X           No

As of July 25, 1996, the latest practicable date, 583,489 shares of the registrant's common stock, $5.00 per value per share, were issued and outstanding.

Transitional small business disclosure format:

Yes         No     X

                  The Bank of Kentucky Financial Corporation

                                     INDEX

FINANCIAL INFORMATION                                                    PAGE

The Bank of Kentucky Financial Corporation
Consolidated Statements of Financial Condition ..........................  1

The Bank of Kentucky Financial Corporation
Consolidated Statements of Income .......................................  2

The Bank of Kentucky Financial Corporation
Consolidated Statements of Changes
in Shareholders' Equity .................................................  3

The Bank of Kentucky Financial Corporation
Consolidated Statements of Cash Flows ...................................  4

The Bank of Kentucky Financial Corporation
Notes to Consolidated Financial Statements ..............................  5

The Bank of Kentucky Financial Corporation
Management's Discussion and Analysis of
Financial Condition and Results of Operations ...........................  7

The Bank of Kentucky Financial Corporation
Part II .................................................................  9

The Bank of Kentucky Financial Corporation
Signatures .............................................................. 10

Exhibit 27  Financial Data Schedule ..................................... 11

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)


                                                        June 30,    December 31,
                                                         1996           1995

Assets
Cash and Cash Equivalents ........................     $   8,925      $  11,132
Available-for-sale securities ....................        10,295          8,831
Held-to-maturity securities ......................        14,805         17,034
Total loans ......................................       138,939        120,332
  Less: Allowances for loan losses ...............         1,562          1,415
                                                       ---------      ---------
        Net Loans ................................       137,377        118,917
Premises and equipment, net ......................         2,197          2,033
FHLB stock, at cost ..............................           598            484
Accrued interest receivable ......................         1,235          1,067
Other assets .....................................           507            773
                                                       ---------      ---------
  Total assets ...................................     $ 175,939      $ 160,271
                                                       =========      =========

Liabilities & Shareholders' Equity

Liabilities
Deposits .........................................     $ 148,301      $ 136,918
Short-term borrowings ............................         7,011          6,773
Notes payable ....................................         3,242            249
Accrued interest payable & other liabilities .....         1,209            939
                                                       ---------      ---------
  Total liabilities ..............................       159,763        144,879

Shareholders' Equity
Common stock .....................................         2,917          2,917
Additional paid-in capital .......................         7,478          7,478
Retained earnings ................................         5,861          5,039
Note payable for Employee
  Stock Ownership Plan (ESOP) ....................           (20)           (20)
Net unrealized holding loss on
 available-for sale securities ...................           (60)           (22)
                                                       ---------      ---------
  Total shareholders' equity .....................        16,176         15,392
                                                       ---------      ---------
Total liabilities and shareholders'
 equity ..........................................     $ 175,939      $ 160,271
                                                       =========      =========


See accompanying notes to consolidated financial statements

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands' except per share data)

                                         Three Months              Six Months
                                            Ended                    Ended
                                           June 30                  June 30
                                     1996         1995         1996         1995
                                    ------       ------       ------       ------
INTEREST INCOME
  Interest and fees on loans ..   $   3,015    $   2,538    $   5,798    $   4,890
  Interest on securities ......         399          343          892          684
                                  ---------    ---------    ---------    ---------
     Total interest income ....       3,414        2,881        6,690        5,574
                                  ---------    ---------    ---------    ---------

INTEREST EXPENSE
  Interest on deposits ........       1,507        1,382        3,036        2,572
  Interest on borrowings ......         133          154          237          294
                                  ---------    ---------    ---------    ---------
  Total interest expense ......       1,640        1,536        3,273        2,866
                                  ---------    ---------    ---------    ---------

Net interest income ...........       1,774        1,345        3,417        2,708
  Provision for loan losses ...        (119)         (58)        (174)        (201)
                                  ---------    ---------    ---------    ---------
Net interest income after
 provision for loan losses ....       1,655        1,287        3,243        2,507
                                  ---------    ---------    ---------    ---------

Non-interest income
  Service charges and fees
   on deposit accounts ........         113           74          211          149
  Gain/(loss) on securities ...           0            0            0            0
  Other income ................         118           97          167          198
                                  ---------    ---------    ---------    ---------
     Total non-interest income          231          171          378          347

Non-interest expense
  Salaries and benefits .......         565          404        1,088          800
  Occupancy and equipment, net          222          180          436          368
  FDIC insurance ..............           5           65           12          129
  Computer service expense ....          46           47           92           92
  Other operating expenses ....         267          391          509          644
                                  ---------    ---------    ---------    ---------
     Total non-interest expense       1,105        1,087        2,137        2,033
                                  ---------    ---------    ---------    ---------

Income before income taxes ....         781          371        1,484          821
  Less: income taxes ..........        (273)        (184)        (517)        (371)
                                  ---------    ---------    ---------    ---------
Net income ....................   $     508    $     187    $     967    $     450
                                  =========    =========    =========    =========

Earnings per share (Note 4) ...   $    0.87    $    0.38    $    1.66    $    0.91

Average shares outstanding ....     583,489      496,852      583,489      496,852

See accompanying notes to consolidated financial statements


                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                            (Dollars in thousands)


                                                          1996              1995
                                                          ----              ----

Balance January 1 ..............................        $ 15,392         $12,058

Net income .....................................             967             450

Cash Dividends Paid ............................            (145)              0

Change in net unrealized holding
gain/(loss) on available-for-sale
securities .....................................             (38)            123
                                                        --------         -------

Balance June 30 ................................        $ 16,176         $12,631
                                                        ========         =======


See accompanying notes to consolidated financial statements

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

For the six months ended June 30:                           1996          1995
                                                           ------        ------
Cash Flows from Operating Activities

Net income .........................................     $    967      $    450
Adjustments to reconcile net income to net
  cash from operating activities ...................          708          (147)
                                                         --------      --------
   Net cash from operating activities ..............        1,675           303

Cash Flows from Investing Activities

Proceeds from paydowns and maturities
  of held-to-maturity securities ...................        2,515         2,528
Proceeds from paydowns and maturities
  of available-for-sale securities .................        3,980         2,091
Purchases of held-to-maturity securities ...........         (300)       (2,829)
Purchases of available-for-sale securities .........       (5,503)       (3,660)
Net change in loans ................................      (18,634)      (12,684)
Purchase stock in FHLB .............................         (114)          (60)
Property and equipment expenditures ................         (295)         (126)
                                                         --------      --------
   Net cash from investing activities ..............      (18,351)      (14,740)

Cash Flows from Financing Activities

Net change in deposits .............................       11,383         8,026
Net change in short-term borrowings ................          238         4,088
Proceeds from FHLB advance .........................       11,500        10,810
Payments on FHLB advances ..........................       (8,500)      (10,260)
Proceeds from exercise of
  stock options ....................................            0             0
Cash dividends paid ................................         (145)            0
Payments on note payable ...........................           (7)           (5)
                                                         --------      --------
   Net cash from financing activities ..............       14,469        12,659
                                                         --------      --------

Net change in cash and cash equivalents ............       (2,207)       (1,778)
Cash and cash equivalents at beginning
  of period ........................................       11,132         7,702
                                                         --------      --------
Cash and cash equivalents at end of
  period ...........................................     $  8,925      $  5,924
                                                         ========      ========

See accompanying notes to consolidated financial statements

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 June 30, 1996

Note 1 - Basis of Presentation:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company), The Bank of Kentucky (formerly the Bank of Boone County) (the Bank) and Burnett Federal Savings Bank (Burnett) and give retroactive effect to the reorganization and acquisition that occurred during 1995. During 1994, the Bank and Burnett entered into a definitive agreement whereby both entities would become subsidiaries of the Company. BKFC formed two wholly owned financial institution subsidiaries and, on April 1, 1995, one was merged with and into the Bank and the other was merged with and into Burnett.

The transaction was accounted for using the pooling of interests method of accounting for business combinations and, accordingly, the assets and liabilities of the Bank and Burnett are included in these financial statements at historical cost and the results of operations of these two companies are combined for all periods presented. Prior to April 1, 1995, the Company conducted no business and had no assets or liabilities.

On October 1, 1995, Burnett was merged into The Bank and the combined entity changed its name to The Bank of Kentucky, Inc.

Note 2 - General

These financial statements were prepared in accordance with the instructions for Form 10Q-SB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for the adoption of the required accounting changes described in Note 3, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

Note 3 - Accounting Changes

Effective January 1, 1995, the Company adopted Financial Accounting Standard No. 114, "Accounting by Creditors for the Impairment of a Loan," as amended by FAS 118. Pursuant to this Standard, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. Loans are deemed impaired when management concludes that it is probable that the customer will be unable to comply with the contractual terms of their loan, with respect to the timing and amount of required payments. Management evaluates loans for impairment in conjunction with the quarterly evaluation of the allowance for loan losses. Generally, such evaluation is limited to large commercial and commercial real estate loans. Consumer loans and mortgage loans secured by 1 to 4 family residential property are generally not evaluated for impairment. Application of this Standard on January 1, 1995 did not result in any loans being designated as impaired.

Effective  January 1, 1996 the Company adopted Financial  Accounting  Standard
No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Management does not believe the Company has any assets subject to this new Standard.

Effective January 1, 1996 the Company adopted Financial Accounting Standard No. 122, "Accounting for Mortgage Servicing Rights." This Standard requires the basis of mortgage loans originated and sold, with servicing retained, to be allocated between the mortgage loan and the mortgage servicing right, based upon the relative fair value of such assets. The Company does not currently engage in transactions that this Statement would apply to.

Effective January 1, 1996 the Company adopted Financial Accounting Standard No. 123, "Accounting for Stock Based Compensation." This Standard encourages, but does not require, entities to use a fair value based method to account for stock-based compensation plans. If fair value accounting is not adopted, entities must disclose the pro-forma effect on net income and earnings per share, had fair value accounting been adopted. The Company has not issued any stock options to which this guidance would apply.

Note 4 - Earnings per Share

Earnings per share have been computed based upon the weighted average number of shares outstanding during the periods presented, adjusted for the business combination.

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
          Management's Discussion and Analysis of Financial Condition
                         and the Results of Operations
                                 June 30,1996

                              FINANCIAL CONDITION

Total assets at June 30,1996 were $175,939,000 compared to $160,271,000 at December 31,1995, an increase of $15,668,000 (9.8%). This increase was primarily due to continued strong loan demand. Loans increased by $18,607,000 from $120,332,000 at December 31,1995 to $138,939,000 at June 30,1996. The
increase was funded primarily by an increase in deposits of $11,383,000 and an increase in short term borrowings and notes payable.

                             RESULTS OF OPERATION

GENERAL

Net income for the quarter ended June 30,1996 was $508,000 ($.87 per share) compared to $187,000 ($.38 per share) during the same period in 1995, an increase of $321,000. Net income year to date improved dramatically from $450,000 in 1995 to $967,000 in 1996. The large increase was due primarily to an improvement in net interest income from $2,708,000 in 1995 to $3,417,000 in 1996.


NET INTEREST INCOME

Net interest income increased $429,000 (31.9%) in the second quarter of 1996 over the same period in 1995, while the year to date total increased $709,000 (26.2%) from $2,708,000 in 1995 to $3,417,000 in 1996. This large increase was primarily due to an increase in volume of interest earning assets especially in the loan portfolio.

LOAN LOSS PROVISION

In response to the continued strong loan demand management increased the provision for loan losses in the second quarter of 1996 to $119,000 compared to $58,000 for the same period last year. The ratio of non-performing loans to total loans outstanding dropped to .07% at June 30,1996 from .08% at March 31, 1996. Management believes the reserve is adequate, but expects to continue to increase the provision in the second half of the year in anticipation of continued strong loan growth.

NON INTEREST INCOME

Non interest income increased $31,000 (8.9%) to $378,000 through June 30, 1996 compared to $348,000 for the same period in 1995 driven primarily by increased service charge revenues.

NON INTEREST EXPENSE
Non interest expense increased slightly through the second quarter of 1996, with year to date expenses increasing to $2,137,000 through June 30,1996 from $2,033,000 for the same period last year. Increases in salaries and benefits of $288,000 in the first half of the year were partially offset by the reduction in FDIC insurance premiums from $129,000 through June 30,1995 to $12,000 for the same period in 1996. Occupancy and equipment expense increased $68,000 (18.5%) through the first six months of 1996 to $436,000 from $368,000 in 1995. This increase was due to the opening of new branches in November 1995 and April 1996. Other operating expenses decreased $135,000 (21.0%) through June 30,1996 to $509,000 from $644,000 for the same period last year. Other operating expenses during the second quarter of 1995 include non-recurring expenses associated with the acquisition of Burnett Federal Savings Bank.

LIQUIDITY AND CAPITAL RESOURCES

Management continually monitors liquidity to insure adequate levels of funding to meet unexpected deposits withdrawals and fund loan commitments. The Bank has established a network of community banks to participate out loans to fund large loans request. During the second quarter, the Bank increased its ability to draw funds from the Federal Home Loan Bank from $3,000,000 to $5,000,000. While the Bank has developed alternate sources of funding, emphasis remains on acquiring core deposits through the branch network and a more aggressive marketing plan.

The Corporation's total shareholders' equity increased $784,000, from $15,392,000 at December 31,1995 to $16,176,000 at June 30,1996. During the
second quarter, the Corporation paid a cash dividend of $145,000 ($.25 per share). At June 30,1996 the Bank's total risk based capital ratio was 11.89%, which is above the 10% threshold established by the FDIC to be designated for a well capitalized bank.

                  The Bank of Kentucky Financial Corporation

                                    PART II


ITEM 1.     Legal Proceedings

            Not applicable

ITEM 2.     Changes in Securities

            Not applicable

ITEM 3.     Defaults Upon Senior Securities

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

               a) The Bank of Kentucky Financial Corporation held its annual meeting on April 19, 1996.

               b) The following members of the Board of Directors of the Corporation were selected by the votes and terms set forth below:

              NAME                  FOR          WITHHELD          TERM
             ------                -----        ----------        ------

         Harry J. Humpert         453,224            0            1 year
         Robert B. Sathe          453,224            0            1 year
         Herbert H. Works         453,224            0            1 year
         Robert W. Zapp           453,224            0            1 year
         Rodney S. Cain           453,224            0            2 years
         Ruth Seligman-Doering    453,224            0            2 years
         R.C. Durr                453,224            0            2 years
         John J. Flesch           453,224            0            2 years
         Thomas L. Franxman       453,224            0            2 years
         David E. Meyer           453,224            0            3 years
         Dr. John E. Miracle      453,224            0            3 years
         Mary Sue Rudicill        453,224            0            3 years
         William E. Snyder        453,224            0            3 years

               c) The selection of Crowe, Chizek and Company as the auditors of the Corporation for the current fiscal year was ratified by the votes as set forth below:

            FOR:  453,224           AGAINST:   0            ABSTAINED: 130,265
            -------------           ------------            ------------------

ITEM 5.     Other Information

            None

ITEM 6.     Exhibits and Reports on Form 8-K

            (a)  Exhibit 27 -- Financial Data Schedule

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:    August 6, 1996                           /s/ Robert W. Zapp
                                                 _____________________________
                                                      Robert W. Zapp
                                                      President



Date:    August 6, 1996                           /s/ Robert D. Fulkerson
                                                 ______________________________
                                                      Robert D. Fulkerson
                                                      Treasurer
                                                      (Chief Financial Officer)