Form 10QSB
period 1996-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1996-11-14
CIK 934547

FORM 10-QSB


               UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

(Mark One)

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 1996

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 0-25960


                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
       -----------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)


           Kentucky                                61-1256535
-------------------------------                -------------------
(State or other jurisdiction of                  (IRS Employer
 incorporation or organization                 Identification No.)


                1065 Burlington Pike, Florence, Kentucky 41042
                ----------------------------------------------
                   (Address of principal executive offices)


                                (606) 371-2340
               ------------------------------------------------
               (Issuer's telephone number, including area code)


Check  whether  the issuer (1) has filed all  reports  required to be filed by section 13 of 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes __X__           No _____

As of October 25, 1996, the latest practicable date, 583,489 shares of the registrant's common stock, $5.00 per value per share, were issued and outstanding.

Transitional small business disclosure format:

Yes _____           No __X__

                  The Bank of Kentucky Financial Corporation

                                     INDEX

FINANCIAL INFORMATION                                        PAGE

The Bank of Kentucky Financial Corporation
Consolidated Statements of Financial Condition                 1

The Bank of Kentucky Financial Corporation
Consolidated Statements of Income                              2

The Bank of Kentucky Financial Corporation
Consolidated Statements of Changes
in Shareholders' Equity                                        3

The Bank of Kentucky Financial Corporation
Consolidated Statements of Cash Flows                          4

The Bank of Kentucky Financial Corporation
Notes to Consolidated Financial Statements                     5

The Bank of Kentucky Financial Corporation
Management's Discussion and Analysis of
Financial Condition and Results of Operations                  7

The Bank of Kentucky Financial Corporation
Part II                                                        9

The Bank of Kentucky Financial Corporation
Signatures                                                    10

Exhibit 27  Financial Data Schedule                           11

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                            (Dollars in thousands)


                                                      September     December 31,
                                                         1996           1995

Assets
Cash and Cash Equivalents                              $   9,642      $  11,132
Available-for-sale securities                             11,678          8,831
Held-to-maturity securities                               14,509         17,034
Total loans                                              147,878        120,332
  Less: Allowances for loan losses                         1,698          1,415
                                                       ---------      ---------
Net Loans                                                146,180        118,917
Premises and equipment, net                                2,370          2,033
FHLB stock, at cost                                          607            484
Accrued interest receivable                                1,280          1,067
Other assets                                                 516            773
                                                       ---------      ---------
  Total assets                                         $ 186,782      $ 160,271
                                                       =========      =========

Liabilities & Shareholders' Equity

Liabilities
Deposits                                               $ 157,874      $ 136,918
Short-term borrowings                                      6,716          6,773
Notes payable                                              4,039            249
Accrued interest payable & other liabilities               1,475            939
                                                       ---------      ---------
  Total liabilities                                      170,104        144,879

Shareholders' Equity
Common stock                                               2,917          2,917
Additional paid-in capital                                 7,478          7,478
Retained earnings                                          6,374          5,039
Note payable for Employee
  Stock Ownership Plan (ESOP)                                (20)           (20)
Net unrealized holding loss on
 available-for sale securities                               (71)           (22)
                                                       ---------      ---------
  Total shareholders' equity                              16,678         15,392
                                                       ---------      ---------
Total liabilities and shareholders'
 equity                                                $ 186,782      $ 160,271
                                                       =========      =========


See accompanying notes to consolidated financial statements


                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands' except per share data)

                                       Three Months                Nine Months
                                           Ended                      Ended
                                       September 30               September 30
                                      1996      1995            1996         1995
                                      ----      ----            ----         ----
INTEREST INCOME
  Interest and fees on loans      $   3,249    $   2,679    $   9,047    $   7,718
  Interest on securities                441          450        1,333        1,134
                                  ---------    ---------    ---------    ---------
     Total interest income            3,690        3,129       10,380        8,852
                                  ---------    ---------    ---------    ---------

INTEREST EXPENSE
  Interest on deposits                1,652        1,538        4,688        4,110
  Interest on borrowings                137          145          374          439
                                  ---------    ---------    ---------    ---------
  Total interest expense              1,789        1,683        5,062        4,549
                                  ---------    ---------    ---------    ---------

Net interest income                   1,901        1,446        5,318        4,303
  Provision for loan losses            (135)         (42)        (309)        (243)
                                  ---------    ---------    ---------    ---------
Net interest income after
 provision for loan losses            1,766        1,404        5,009        4,060
                                  ---------    ---------    ---------    ---------

Non-interest income
  Service charges and fees
   on deposit accounts                  116           82          327          231
  Gain/(loss) on securities               0            0            0            0
  Other income                           66           50          233           99
                                  ---------    ---------    ---------    ---------
     Total non-interest income          182          132          560          330

Non-interest expense
  Salaries and benefits                 561          397        1,649        1,197
  Occupancy and equipment, net          213          184          649          552
  FDIC insurance                         60           (2)          72          127
  Computer service expense               59           57          151          149
  Other operating expenses              274          244          783          888
                                  ---------    ---------    ---------    ---------
     Total non-interest expense       1,167          880        3,304        2,913
                                  ---------    ---------    ---------    ---------

Income before income taxes              781          656        2,265        1,477
  Less: income taxes                   (268)        (217)        (785)        (594)
                                  ---------    ---------    ---------    ---------
Net income                        $     513    $     439    $   1,480    $     883
                                  =========    =========    =========    =========

Earnings per share (Note 4)       $    0.88    $    0.77    $    2.54    $    1.70

Average shares outstanding          583,489      567,480      583,489      520,653


See accompanying notes to consolidated financial statements



                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                            (Dollars in thousands)


                                       1996       1995
                                       ----       ----

Balance January 1                   $ 15,392    $12,058

Net income                             1,480        883

Exercise of stock options              2,193

Cash Dividends Paid                     (145)         0

Change in net unrealized holding
gain/(loss) on available-for-sale
securities                               (49)       100
                                    --------    -------

Balance September 30                $ 16,678    $15,234
                                    ========    =======


See accompanying notes to consolidated financial statements

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (Dollars in thousands)

For the nine months ended Sept. 30:                         1996          1995
                                                            ----          ----

Cash Flows from Operating Activities

Net income                                               $  1,480      $    883
Adjustments to reconcile net income to net
  cash from operating activities                            1,121          (833)
                                                         --------      --------
   Net cash from operating activities                       2,601            50

Cash Flows from Investing Activities

Proceeds from paydowns and maturities
  of held-to-maturity securities                            4,065         3,656
Proceeds from paydowns and maturities
  of available-for-sale securities                          4,581         3,100
Purchases of held-to-maturity securities                   (1,555)       (8,820)
Purchases of available-for-sale securities                 (7,496)       (3,660)
Net change in loans                                       (27,572)      (10,087)
Purchase stock in FHLB                                       (123)          (60)
Property and equipment expenditures                          (535)         (163)
                                                         --------      --------
   Net cash from investing activities                     (28,635)      (16,034)

Cash Flows from Financing Activities

Net change in deposits                                     20,956        20,613
Net change in short-term borrowings                           (57)        2,276
Proceeds from FHLB advance                                 26,900        11,185
Payments on FHLB advances                                 (23,100)      (14,260)
Proceeds from exercise of
  stock options                                                 0         2,193
Cash dividends paid                                          (145)            0
Payments on note payable                                      (10)           (8)
                                                         --------      --------
 Net cash from financing activities                        24,544        21,999
                                                         --------      --------

Net change in cash and cash equivalents                    (1,490)        6,015
Cash and cash equivalents at beginning
  of period                                                11,132         7,702
                                                         --------      --------
Cash and cash equivalents at end of
  period                                                 $  9,642      $ 13,717
                                                         ========      ========


See accompanying notes to consolidated financial statements

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996

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

On October 1, 1995, Burnett was merged into the Bank and the combined entity changed its name to The Bank of Kentucky.

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

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION

          Management's Discussion and Analysis of Financial Condition
                         and the Results of Operations
                              September 30, 1996


                              FINANCIAL CONDITION

Total assets at September 30, 1996 were $186,782,000 compared to $160,271,00 at December 31, 1995, an increase of $26,511,000 (16.5%). Loans increased by $8,939,000(6.4%) in the third quarter to $147,878,000 compared to $138,939,000 at June 30,1996. This growth was funded by an increase in deposits of $9,573,000 (6.5%) in the third quarter from $148,301,000 at June 30,1996 to
$157,874,000 at September 30,1996. The growth in the third quarter continued the trend through 1996. During the year, loans have increased 22.9% ($27,546,000), funded primarily by a 15.3% ($20,956,000) increase in deposits.


                             RESULTS OF OPERATION

GENERAL

Net income year to date increased significantly from $883,000 in 1995 to $1,480,000 in 1996, an increase of $597,000 (67.6%). Net income for the quarter ended September 30,1996 was $513,000 ($.88 per share) compared to $439,000 ($.77 per share) during the same period in 1995 an increase of $74,000. The dramatic increase in earnings was primarily due to an increase in net interest income from $4,303,000 in 1995 to $5,318,000 in 1996 driven by increased volune.

NET INTEREST INCOME

Net interest income continued to improve with an increase of $455,000 (31.5%) in the third quarter of 1996 over the same period in 1995, while the year-to-date total increased $1,015,000 (23.6%) from $4,303,000 in 1995 to
$5,318,000 in 1996. This large increase was primarily due to an increase in volume of interest earning assets especially in the loan portfolio.

LOAN LOSS PROVISION

The loan loss provision was $309,000 for the nine months ended September 30,1996 compared to $243,000 recorded during the same period in 1995. The increased provision is driven by loan growth and reflects managements's desire to maintain the allowance at a consistent level. The allowance as a precent of total loans is 1.15% at September 30, 1996 compared to 1.18% at December 31, 1995. Despite the significant loan growth, asset quality has remained good. The Bank has incurred net chargeoffs of only $26,000 through September 30, 1996. The ratio of non-performing loans to total loans outstanding was at .09% at September 30,1996. Based on their quarterly analysis of the loan portfolio, management is satisfied that the allowance for loan losses is adequate at September 30, 1996.

NON INTEREST INCOME

Non interest income increase sharply during the nine month period ending September 30, 1996 from $330,000 in 1995 to $560,000 in 1996. This was due to an increase in both service charges on deposits and other fee income. Other fee income increased $134,000, from $99,000 for the period ending September 30,1995 to $233,000 for the same period in 1996. This increase was driven by an increase in gains on mortgage loans sold in the secondary market and fees on SBA loans sold in secondary market. Service charge on deposits increased $96,000, from $231,000 for the period ending September 30,1995 to $327,000 for the same period in 1996.

NON INTEREST EXPENSE

Non interest expense increased during the nine month period ending September 30,1996 from $2,913,000 in 1995 to $3,304,000 in 1996 an increase of
$391,000(13.4%). This increase was primarily due to salaries and employee benefits which increased from $1,197,000 in 1995 to $1,649,000 in 1996 an increase of $452,000 (37.8%). Occupancy and equipment expenses increased $97,000 (17.6%) in the first nine months of 1996 to $649,000 from $552,000 in
1995. The opening of new branches in November 1995 and April 1996 drove the increase in salary and benefits and occupancy expense. During the quarter ended September 30, 1996, the Bank recorded a $54,000 one time charge related to Burnett's deposit account. These accounts (approximately $8 million of includable deposits) were insured by the Savings Association Insurance Fund. Legislation enacted on September 30, 1996 required the Bank to pay an assessment of $.67 per hundred dollars of those deposits. Prospectively, in 1997 , the deposit insurance that the Bank pays on these deposits is expected to decline from $.23 per hundred dollars to $.07 per hundred dollars.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is the company's ability to meet its customers' present and future withdrawals and changes in loan demand. Liquidity is maintained by providing sufficient cash and assets readily convertible to cash to meet loan demand and deposit fluctuation. The Company provides for liquidity through growth in deposits and alternate sources of funding. During the third quarter, the Bank increased its ability to draw funds from the Federal Home Loan Bank from $5,000,000 to $10,000,000.

The Corporation's total shareholders' equity increased $1,286,000 from $15,392,000 at December 31,1995 to $16,678,000 at September 30,1996. At
September 30,1996 the Bank's total risk based capital ratio was 12.33% which is above the 10% threshold established by the FDIC to be designated a well capitalized bank.

                  The Bank of Kentucky Financial Corporation


                                    PART II

ITEM 1.     Legal Proceedings

            Not applicable

ITEM 2.     Changes in Securities

            Not applicable

ITEM 3.     Defaults Upon Senior Securities

            Not applicable

ITEM 4.     Submission of Matters to a Vote of Security Holders

            Not applicable

ITEM 5.     Other Information

            Not applicable

ITEM 6.     Exhibits and Reports on Form 8-K

            Not applicable

                                  SIGNATURES


Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date:   November 11, 1996              /s/ Robert W. Zapp
        ---------------------              -------------------
                                           Robert W. Zapp
                                           President

Date:   November 11, 1996              /s/ Robert D. Fulkerson
        ---------------------              -------------------
                                           Robert D. Fulkerson
                                           Treasurer (Chief Financial Officer)