Form 10KSB
period 1996-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 1997-03-27
CIK 934547

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            For the Fiscal Year December 31, 1996
                                                        OR

   [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            For the transition period from______________to___________________

                         Commission File Number: 0-25960

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

Kentucky                                                     61-1256535
-------------------------------                          ----------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification Number)



                 1065 Burlington Pike, Florence, Kentucky 41042
               --------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (606) 371-2340
                                              -----------------

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                    -------------------------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $5.00 par value per share
                     ---------------------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

State the issuer's revenues for its most recent fiscal year:  $15.0 million
                                                            ----------------
The issuer's Common Stock is not quoted or traded on any established trading market. In 1996 there were 9,200 shares of common stock traded. Using the most recent trade of which management is aware of $53.00 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1997 was $15.3 million.

At March 15, 1997, there were 583,489 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format  Yes       No  X
                                                  ------   --------

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

GENERAL

         The Bank of Kentucky Financial Corporation ("BKFC") was incorporated as a Kentucky corporation in 1993 and engaged in no business activities until April 1, 1995, when BKFC acquired, in a reorganization, all of the issued and outstanding shares of common stock of The Bank of Kentucky, Inc. ("BKI"), a bank incorporated under the laws of the Commonwealth of Kentucky (formerly named "The Bank of Boone County, Inc."), and Burnett Federal Savings Bank ("Burnett"), a federal savings bank. As a result of such acquisition, BKFC became a bank holding company and a savings and loan holding company. Since such acquisition, BKFC's activities have been limited to owning the outstanding shares of BKI and Burnett.

         On September 30, 1995, Burnett was merged with and into BKI (the "Merger"), as a result of which, BKFC's status as a savings and loan holding company terminated. As a bank holding company, BKFC, through BKI, is engaged in the banking business in Kentucky. Prior to the Merger, BKFC, through Burnett, was also engaged in the savings and loan business in Kentucky.

         Formed in 1990 to engage in the commercial banking business, BKI provides a variety of community-oriented consumer and commercial financial services to customers throughout Northern Kentucky. The principal business activity of BKI consists of accepting consumer and commercial deposits and using such deposits to fund residential and non-residential real estate loans and commercial, consumer, construction and land development loans. BKI's primary market area for both loans and deposits includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in Northern Kentucky. Service is provided to the market area through the main office of the Bank and three branch offices in Boone County, four branch offices in Kenton County and one branch office in the City of Florence.

         Interest and fees on loans and interest on securities are BKI's primary sources of income. BKI's principal expense is interest paid on deposit accounts and borrowings. Operating results are dependent to a significant degree on the "net interest income" of BKI, which is the difference between interest income from loans and securities and other interest-earning assets, and interest expense on deposits and borrowings. Interest income and expense are significantly affected by general economic conditions and policies of various regulatory authorities. See Part II, Item 6.

         As a bank holding company, BKFC is subject to regulation, supervision and examination by the Board of Governors of the Federal Reserve System (the "FRB"). See "Regulation of BKFC" and "Regulatory Capital Requirements."

         The deposits of BKI are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 1996, approximately 92%, or $159 million, of BKI's deposits were insured in the Bank Insurance Fund ("BIF") and 8%, or $13 million, which represent deposits deemed to have been acquired in the Merger from Burnett, were insured in the Savings Association Insurance Fund ("SAIF"). Because of the FDIC-insured deposits, BKI is subject to regulation, supervision and examination by the FDIC. See "Regulation of BKI"; "Regulatory Capital Requirements" and "Dividend Restrictions." In September 1996 Congress passed legislation to recapitalize the SAIF by approving a special assessment on SAIF deposits. The Bank of Kentucky paid a special assessment of $54,000 in the third quarter of 1996.

         As a bank incorporated under the laws of the Commonwealth of Kentucky, BKI is subject to regulation, supervision and examination by the Department of Financial Institutions of the Commonwealth of Kentucky (the "Department"). BKI is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB").

         Because BKFC's activities have been limited primarily to holding the shares of common stock of BKI and Burnett, and Burnett has been merged into BKI, the following discussion of operations focuses primarily on the business of BKI, and information regarding the business of BKI reflects the combination of BKI and Burnett.

FORWARD-LOOKING STATEMENTS

         In addition to the historic financial information included herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Economic circumstances and BKFC's operations and actual results could differ significantly from those discussed in those forward-looking statements. Some of the factors that could cause or contribute to such differences are discussed herein, but also include changes in the economy and interest rates in the nation and in BKFC's general market area. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

LENDING ACTIVITIES

         GENERAL. As a commercial bank, BKI offers a wide variety of loans. Among BKI's lending activities are the origination of loans secured by first mortgages on nonresidential real estate; loans secured by first mortgages on one- to four-family residences; commercial loans secured by various assets of the borrower; unsecured consumer loans and consumer loans secured by automobiles, boats and recreational vehicles; and construction and land development loans secured by mortgages on the underlying property.

         The following table sets forth the composition of BKI's loan portfolio by type of loan at the dates indicated:

                                                                            At December 31,
                                                 --------------------------------------------------------------------------
                                                         1996                       1995                        1994
                                                 --------------------        ------------------      ----------------------
                                                 Amount           %          Amount          %          Amount          %
                                                 ------           -          ------          -          ------          -
                                                                              (In thousands)
Type of Loan:
   Nonresidential real estate loans              $52,312         33.9%      $ 42,841       35.5%      $ 35,737        32.9%
   One- to four-family residential real
     estate loans                                 44,819         29.0         38,871       32.2         37,858        34.8
   Commercial loans                               37,803         24.5         24,979       20.7         22,191        20.4
   Consumer loans                                  8,617          5.6          8,327        6.9          8,128         7.5
   Construction and land development loans         7,432          4.8          4,141        3.4          3,429         3.2
   Municipal obligations                           3,390          2.2          1,513        1.3          1,443         1.2
                                                --------                    --------                  --------
        Total loans                              154,373        100.0%       120,672      100.0%       108,786       100.0%
                                                                ======                    ======                    ======

Less:
   Deferred loan fees                                325                         340                       379
   Allowance for loan losses                       1,752                       1,415                     1,190
                                                --------                    --------                  --------
     Net loans                                  $152,296                    $118,917                  $107,217
                                                ========                    ========                  ========


        LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 1996, regarding the dollar amount of loans maturing in BKI's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 1996.

                                                               Due over 1
                                        Due during             year to 5    Due over 5
                                     the year ending          years after   years after
                                         12/31/97               12/31/97     12/31/97      Total
                                         --------               --------     --------      -----
                                                             (In thousands)
Commercial loans                          $21,798               $14,693        $1,312     $37,803
Construction and land
   development loans                        7,432                     -             -       7,432
                                          -------               -------        ------     -------
     Total                                $29,230               $14,693        $1,312     $45,235
                                          =======               =======        ======     =======

Interest sensitivity:
   With fixed rates                                             $ 6,857        $  544
   With variable rates                                            7,836           768
                                                                -------        ------
     Total                                                      $14,693        $1,312
                                                                =======        ======


         NONRESIDENTIAL REAL ESTATE LOANS. BKI makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either each year or every three years based upon the interest rates of either the applicable one- or three- year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

         BKI limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with such regulations, the maximum loan-to-value ratio (the "LTV") on nonresidential real estate loans made by BKI is 80%, subject to certain exceptions.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a down-turn in the economy or due to any other reason, for example, the borrower's ability to repay may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, BKI generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property's valuation.

         At December 31, 1996, BKI had a total of $52 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 34% of BKI's total loans at such date. See "- Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. BKI originates permanent conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located in the Northern Kentucky area. BKI also originates a limited amount of loans for the construction of one- to four-family residences and home equity loans secured by second mortgages on one- to four-family residential real estate. See "- Construction and Land Development Loans." Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. BKI does not originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

         The residential real estate loans of BKI are either one- or three-year ARMs. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%. The maximum amortization period of such loans is 30 years. BKI does not engage in the practice of deeply discounting the initial rates on such loans, nor does BKI engage in the practice of putting payment caps on loans which could lead to negative amortization. Historically, BKI has not made fixed-rate residential mortgage loans. In order to meet consumer demand for fixed-rate loans, however, BKI has originated loans for other lenders willing to accept the interest rate and credit risk.

         Federal regulations also limit the LTV on residential real estate loans to 95%. BKI requires private mortgage insurance for the amount of any such loan with an LTV in excess of 90%.

         The aggregate amount of BKI's residential real estate loans equaled approximately $45 million at December 31, 1996, and represented 29% of total loans at such date. See "- Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         COMMERCIAL LOANS. BKI offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to BKI's prime interest rate. Commercial loans typically have terms of five years.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, BKI generally obtains the personal guarantees of one or more of the principals backing the borrower. At December

31, 1996, BKI had $38 million, or 25% of total loans, invested in commercial loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         CONSUMER LOANS. BKI makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years.

         Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 1996, BKI had $9 million, or 6% of total loans, invested in consumer loans. See "- Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. BKI makes loans for the construction of residential and nonresidential real estate and land development purposes. Most of such loans are structured with adjustable rates of interest tied to changes in BKI's prime interest rate for the period of construction. Many of the construction loans originated by BKI are made to owner-occupants for the construction of single-family homes by a general contractor. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings which have not been pre-sold and the preparation of land for site and project development.

         Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, BKI must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 1996, a total of $7 million, or approximately 5% of BKI's total loans, consisted of construction and land development loans. See "- Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         MUNICIPAL OBLIGATIONS. BKI makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for BKI. At December 31, 1996, BKI had $3 million invested in municipal obligation loans. See "- Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         LOAN SOLICITATION AND PROCESSING. BKI's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by BKI's lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, BKI obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Loan Committee for approval or rejection. If, however, the loan amount is in excess of $900,000, the loan will be submitted to the Board of Directors for approval or rejection.

         In connection with residential real estate loans, BKI obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which BKI will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors. An environmental study of such real estate is conducted only if the appraiser has reason to believe that an environmental problem may exist.

         When a residential real estate loan application is approved, a lawyer's opinion of title is obtained in respect of the real estate which will secure the loan. When a nonresidential real estate loan application is approved, title insurance is customarily obtained on the title to the real estate which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name BKI as an insured mortgagee.

         Commercial loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. For most commercial loans, however, the personal guarantees of one or more principals of the borrowers are generally obtained. Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. BKI also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

         STATE LENDING LIMIT. Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30%, if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1996, the maximum which the Bank could lend to any one borrower generally equaled $2.6 million and equaled $3.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

        LOAN ORIGINATION AND OTHER FEES. BKI realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services.

        Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized in accordance with FAS No. 91 as an adjustment to yield over the life of the related loan.

        DELINQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, BKI attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.

         When a borrower fails to make a timely payment, the borrower will receive a delinquency notice within 10 days of the due date. When the payment is 15 days past due, an employee of BKI will call the customer. When the payment reaches 30 days past due, a second notice will be sent and a second call will be made. In most cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 45 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure will be pursued.

         Loans that are 90 days past due and are not well secured and in the process of collection will be placed on non-accrual status. Under-collateralized loans which are 90 days past due will be fully or partially charged-off. The amount charged-off will be charged against the loan loss allowance.

         BKI has developed a risk-rating system to quantify loan quality. The system assigns a risk rating from 1 to 8 for each loan. Classified loans are those with risk ratings of 5 or higher. Loan rating is determined by analyzing the borrowers' management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize BKI's exposure. Losses or partial losses will be taken when they are recognized. Collection action will be pursued when deemed appropriate.

        BKI's risk rating system is similar to that used by regulatory agencies. Problem assets are classified as "substandard" (risk rating 6), "doubtful" (risk rating 7) or "loss" (risk rating 8). "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectible and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

        Generally, BKI classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

        The aggregate amounts of BKI's classified assets at December 31, 1996, was as follows:

                                           At December 31, 1996
                                           --------------------
                                              (In thousands)

Substandard (risk rating 6)                          $22
Doubtful (risk rating 7)                              14
Loss (risk rating 8)                                   -
                                                     ---
Total classified assets                              $36
                                                     ===


        The following table reflects the amount of loans in delinquent status as of December 31, 1996:

 Loans delinquent
30 to 59 days                                         $436
60 to 89 days                                           64
90 or more days                                         37
                                                      ----
Total delinquent loans                                $537
                                                      ====
Ratio of total delinquent loans to total
  loans                                                .35%
                                                      ====


        The following table sets forth information with respect to BKI's nonperforming assets for the periods indicated. During the periods shown, BKI had no restructured loans within the meaning of FAS No. 15. In addition, effective January 1, 1995, BKI implemented Financial Accounting Standard No. 114/118 (FAS 114) which changed the manner in which the allowance was computed for loans identified as "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. Management evaluates all loans selected for specific review during the quarterly allowance analysis for impairment. Generally, that analysis will not address smaller balance consumer credits.

                                                                           At December  31,
                                                           ----------------------------------------
                                                             1996              1995            1994
                                                           --------          --------        -------
                                                                    (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1) Real
  estate:
     Nonresidential                                           $  -             $   -        $      -
     Residential                                                                  62               -
     Construction                                                -                 -               -
     Commercial                                                 14                 -               -
     Consumer and other                                          -                 -               -
                                                              ----             -----            ----
         Total                                                  14                62               6
                                                              ----             -----            ----

Accruing loans which are contractually past due 90
  days or more:
   Real estate:
     Nonresidential                                              -                 -               -
     Residential                                                37                65              88
     Construction                                                -                 -               -
     Commercial                                                  -                25               -
     Consumer and other loans                                    -                 -               6
                                                              ----              ----            ----
          Total                                                 37                90              94
                                                              ----              ----            ----

Total of non-accrual and 90 days past due loans               $ 51              $152            $100
                                                              ====              ====            ====

Percentage of total loans                                      .03%              .13%            .09%
                                                              ====              ====            ====

Other nonperforming assets(2)                                 $  -              $  -            $  -
                                                              ====              ====            ====

----------------------------

(1)      Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan. The amount of interest that would have been recorded on non-accrual loans was insignificant.

(2)      Consists  of real estate  acquired  through  foreclosure  which is carried at the lower of cost or fair value less estimated selling expenses.


         ALLOWANCE FOR LOAN LOSSES. BKI maintains an allowance for loan losses to provide a valuation allowance for loans that might not be repaid. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical trends in the level of nonperforming assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. Due to a limited amount of historic experience, BKI's provisions since incorporation have been influenced by national loan loss experience applied to the portfolio outstanding. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1996, BKI's allowance for loan losses totalled $1.7 million.

         The following table sets forth an analysis of BKI's allowance for losses for the periods indicated:

                                                             Year ended at December 31,
                                                      1996             1995            1994
                                                             (Dollars in thousands)

Balance of allowance at beginning of period         $ 1,415          $ 1,190          $   957
Recoveries of loans previously charged off:
   Commercial loans                                       8               20               --
   Consumer loans                                         2                3                4
   Mortgage loans                                        --                6               --
                                                    -------          -------          -------
     Total recoveries                                    10               29                4
                                                    -------          -------          -------
Loans charged off:
   Commercial loans                                      43               40              132
   Consumer loans                                        10               17               --
   Mortgage loans                                        19               10               --
                                                    -------          -------          -------
     Total charge-offs                                   72               67              132
                                                    -------          -------          -------
     Net charge-offs                                    (62)             (38)            (128)
Provision for loan losses                               399              263              361
                                                    -------          -------          -------
Balance of allowance at end of period               $ 1,752          $ 1,415          $ 1,190
                                                    =======          =======          =======
Net charge-offs to average loans outstanding
   for period                                           .04%             .03%             .13%
                                                    =======          =======          =======
Allowance at end of period to loans at end of
   period                                              1.14%            1.18%            1.10%
                                                    =======          =======          =======
Allowance to nonperforming loans at end of
   period                                           3,435.3%           918.8%         1,190.0%
                                                    =======          =======          =======


        The following table provides an allocation of BKI's allowance for possible loan losses as of each of the following dates:

                                                       At December 31,
                                        -----------------------------------------
                                        1996               1995              1994
                                        ----               ----              ----
                                                     (In thousands)
Loan type
   Commercial                          $   886              $   678         $  552
   Real estate                             671                  590            498
   Consumer                                195                  147            140
                                       -------              -------        -------
     Total allowance for loan
       losses                           $1,752               $1,415         $1,190
                                        ======               ======         ======


         BKI increased its allowance for loan losses from $1.4 million at December 31, 1995, to $1.8 million at December 31, 1996, due primarily to growth in the loan portfolio and to current and anticipated economic conditions. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See
Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

INVESTMENT ACTIVITIES

         The investment policy of BKI is both to manage the utilization of excess funds and to provide for liquidity needs of BKI as loan demand and daily operations dictate. BKI's federal income tax position is a consideration in its investment decisions. Investments of tax-exempt securities with maturities of less than 10 years are considered when the net yield exceeds that of taxable securities and BKI's effective tax rate warrants such investments.

         The following table sets forth the composition of BKI's securities portfolio, at the dates indicated:

                                                                         At December 31,
                                                    ----------------------------------------------
                                                                1996                  1995
                                                     ---------------------     -------------------
                                                     Amortized      Fair       Amortized   Fair
                                                        Cost        Value        Cost      Value
                                                     ---------     -------     ---------  --------
                                                                       (In thousands)
Held-to-maturity securities:
   U.S. Government obligations                        $ 5,741     $ 5,789     $ 7,340     $ 7,484
   U.S. Government agency obligations                   9,585       9,579       8,091       8,089
   Municipal and other obligations                      1,489       1,492       1,603       1,610
                                                      -------     -------     -------     -------

     Total held-to-maturity securities                $16,815     $16,860     $17,034     $17,183
                                                      =======     =======     =======     =======

Available-for-sale securities:

   U.S. Government obligations                        $    --     $    --     $   502     $   506
   U.S. Government agency obligations                  11,564      11,530       8,361       8,325
   Municipal and other obligations                         --          --          --          --
                                                      -------     -------     -------     -------

     Total available-for-sale securities              $11,564     $11,530     $ 8,863     $ 8,831
                                                      =======     =======     =======     =======


         The following table sets forth the amortized cost of BKI's securities portfolio at December 31, 1996 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

                                               Maturing within            Maturing after one
                                               one year after           and within five years
                                              December 31, 1996        after December 31, 1996                Total
                                          -----------------------     --------------------------    ----------------------
                                          Amortized       Average      Amortized      Average       Amortized      Average
                                             Cost          Yield          Cost         Yield           Cost         Yield
                                         ----------       -------      ---------      -------       ---------      --------
                                                                     (Dollars in thousands)
Held-to-maturity:
   U.S. Government obligations              $4,239         6.93%          $1,502         7.00%        $5,741          6.95%
   U.S. Government agency obligations        1,599         6.02            7,986         6.35          9,585          6.19
   Municipal and other obligations (1)         356         6.95            1,133         7.22          1,489          6.74

Available-for-sale:
   U.S. Government obligations                   -                 -           -           -               -
   U.S. Government agency obligations        2,185         5.76            9,379         6.16         11,564          6.08

-------------------------
(1)  Yield stated on a tax-equivalent basis



DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of BKI's funds for use in lending and other investment activities. In addition to deposits, BKI derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to economic conditions and interest rates. BKI may also borrow funds from the FHLB in the form of advances.

         BKI also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings from customers. Certain securities are pledged as collateral for these agreements.

         In addition to these sources of funds, BKI has a mortgage payable secured by a parcel of real estate (the "Mortgage Loan"). The loan has an interest rate of 10%, monthly payments of $3,000 and a balance of $216,000 at December 31, 1996, and $229,000 at December 31, 1995. BKI had a loan related to its Employee Stock Ownership Plan (the "ESOP Loan"). The ESOP Loan was secured by BKI stock and had a balance of $20,000 at December 31, 1995. BKI paid the balance of the ESOP loan in December 1996.

         DEPOSITS. Deposits are attracted principally from within BKI's designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, NOW accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by BKI's Board of Directors based on BKI's liquidity requirements, growth goals and market trends. BKI does not use brokers to attract deposits. The amount of deposits from outside BKI's market area is not significant.

        The following table presents the amount of BKI's jumbo certificates of deposit by the time remaining until maturity as of December 31, 1996:


  Maturity                                      At December 31, 1996
  --------                                      --------------------
                                                    (In thousands)
  Three months or less                                  $25,870
  Over 3 months to 6 months                               3,540
  Over 6 months to 12 months                              6,064
  Over 12 months                                          2,218
                                                        -------
      Total                                             $37,692
                                                        =======


         BORROWINGS. In addition to repurchase agreements and the mortgage loan described above, BKI has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB, BKI is authorized to apply for advances from the FHLB, provided certain standards are met. See "Federal Home Loan Banks." BKI became a member of the FHLB in August 1994, but does not have any advances outstanding as of December 31, 1996.

         The following table sets forth the maximum amount of BKI's outstanding borrowings during the years ended December 31, 1996, 1995 and 1994, along with the average aggregate balances of BKI's outstanding borrowings for such periods:


                                                         During year ended December 31,
                                                        -------------------------------
                                                        1996           1995         1994
                                                        ----           ----         ----
                                                            (Dollars in thousands)
Maximum balance at any month-end during
    the period                                         $12,051      $ 9,221      $10,652

Average balance                                          8,492        9,085        7,051

Weighted average interest rate of borrowings during
    period based on month-end balances                    5.64%        6.11%        4.25%


         The following table sets forth certain information as to borrowings, excluding the Mortgage Loan and the ESOP Loan, at the dates indicated:

                                                        December 31,
                                                ----------------------------
                                                1996                  1995
                                                ----                  -----
                                                    (Dollars in thousands)

Borrowings outstanding                          $6,618                $6,773
Weighted-average interest rate                   5.47%                 5.69%


        ASSET/LIABILITY MANAGEMENT. BKI's earnings depend primarily upon its net interest income, which is the difference between its interest income on its interest-earning assets, such as mortgage loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, repricing and timing differences of interest-earning assets and interest-bearing liabilities, earnings will be affected differently under various interest rate scenarios. BKI has sought to limit these net income fluctuations and manage interest rate risk by originating adjustable-rate loans and purchasing relatively short-term and variable-rate investments and securities.

         BKI's interest rate spread is the principal determinant of BKI's net interest income. The interest rate spread can vary considerably over time because asset and liability repricing do not coincide. Moreover, the long-term and cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates.

         The ability to maximize net interest income is largely dependent upon sustaining a positive interest rate spread during fluctuations in the prevailing level of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities which either reprice or mature within a given period of time. The difference, or the interest rate repricing "gap," provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A positive gap occurs when interest-earning assets exceed interest-bearing liabilities repricing during a designated time frame. Conversely, a negative gap occurs when interest-bearing liabilities exceed interest-earning assets repricing within a designated time frame. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income, and during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would have the opposite effect.

         In recognition of the foregoing factors, the management and the Board of Directors of BKI have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: l) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; 2) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; 3) emphasizing the origination and retention of adjustable-rate loans; and 4) utilizing longer term certificates of deposit as funding sources when available. While management and the Board of Directors believe the foregoing steps have mitigated interest-rate risk to the maximum extent practicable, the contractual terms to maturity of BKI's assets still exceed the contractual terms to maturity of BKI's interest-bearing liabilities. As a result, a rapid or protracted increase in the level of interest rates will likely have a negative effect on BKI's net interest income. Management and the Board of Directors monitor BKI's exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range.

         The following table sets forth the amounts of BKI's interest-earning assets and interest-bearing liabilities outstanding at December 31, 1996, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on BKI's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond BKI's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.


                                                     Within 3 Months    4 - 12 Months  1 through 5 years  Over 5 years      Total
                                                     ---------------    -------------  -----------------  ------------      -----
                                                                   (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                                     $  3,996         $     --         $     --        $     --        $  3,996
   Interest bearing deposits with banks                        685              685
   Securities FHLB stock                                     2,602            5,778           19,765             829          28,974
   Loans receivable(1)                                      62,448            9,010           80,384           2,531         154,373
                                                          --------         --------         --------        --------        --------

     Total interest-earning assets                          69,046           15,473          100,149           3,360         188,028
                                                          --------         --------         --------        --------        --------

Interest-bearing liabilities:
   Savings deposits                                          7,717                                --              --           7,717
   Money market deposit accounts                            15,743                                --              --          15,743
   NOW accounts                                             28,091                                --              --          28,091
   Certificates of deposit                                  36,793           35,352           18,611              22          90,778
   Repurchase agreements                                     6,618                                --              --           6,618
   Notes payable                                                 4               10               96             106             216
                                                          --------         --------         --------        --------        --------

     Total Interest-bearing liabilities                     94,966           35,362           18,707             128         149,163
                                                          --------         --------         --------        --------        --------

Interest-earning assets less
   interest-bearing liabilities                           ($25,920)        ($19,889)        $ 81,442        $  3,232        $ 38,865
                                                          ========         ========         ========        ========        ========

Cumulative  interest-rate sensitivity
   gap                                                   ($ 25,920)       ($ 45,809)      $   35,633        $ 38,865
                                                          ========         ========         ========        ========        ========

Cumulative interest-rate gap as a
   percentage of interest earning
   assets                                                   (13.79%)         (24.36%)          18.95%          20.67%            --
                                                          ========         ========         ========        ========        ========


-----------------------------

(1) Virtually all of BKI's loans are monthly amortizing adjustable-rate installment obligations and, therefore, are not subject to rollover and renewal provisions.


         The following table sets forth certain information relating to BKI's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for BKI and month-end averages for Burnett and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses. Management does not believe that the use of month-end balances instead of daily balances has caused any material differences in the information presented.

                                                                   Year ended December 31,
                                        ---------------------------------------------------------------------------------
                                                       1996                                     1995
                                        -------------------------------------    ------------------------------------
                                          Average       Interest                   Average      Interest
                                        outstanding     earned/      Yield/      outstanding     earned/      Yield/
                                          balance         paid        rate         balance         paid        rate
                                          -------         ----        ----         -------         ----        ----
                                                                   (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)                   $136,759      $12,382       9.05%      $115,280        $ 10,411      9.03%
   Securities                               25,703        1,609       6.26         22,659           1,404      6.20
   Other interest-earning assets             3,917          208       5.31          5,257             297      5.65
                                          --------      -------                  --------        --------
     Total interest-earning assets         166,379       14,199       8.53        143,196          12,112      8.46
                                          --------      -------       ----       --------        --------    ------

Non-interest-earning assets                  8,592                                  6,174
                                          --------                               --------
     Total assets                         $174,971                               $ 49,370
                                          ========                               ========

Interest-bearing liabilities:
   Transaction accounts                     46,431        1,561       3.36         35,982          1,277      3.55
   Time deposits                            83,312        4,860       5.83         75,099          4,418      5.88
   Borrowings                                8,492          479       5.64          9,085            555      6.11
                                          --------      -------                  --------        -------
     Total interest-bearing
       liabilities                         138,235        6,900       4.99        120,166          6,250      5.20
                                          --------      -------       ----       --------        -------    ------

Non-interest-bearing liabilities            20,874                                 16,085
                                          --------                               ---------
     Total liabilities                     159,109                                136,251

Shareholders' equity                        15,862                                 13,119
                                          --------                               --------

     Total liabilities and
       shareholders' equity               $174,971                               $149,370
                                          ========                               ========

Net interest income                                     $ 7,299                                   $ 5,862
                                                        =======                                   =======
Interest rate spread                                                  3.54%                                   3.26%
                                                                      =====                                   =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                           4.39%                                   4.09%
                                                                      =====                                   =====
Average interest-earning assets to
   interest-bearing liabilities            120.36%                                 119.17%
                                          =======                                 =======




                                                 Year ended December 31,
                                            ----------------------------------
                                                          1994
                                            ----------------------------------
                                             Average      Interest
                                           outstanding     earned/      Yield/
                                             balance        paid         rate
                                             -------        ----         ----
                                                     (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)                     $  99,624     $8,306        8.34%
   Securities                                  17,005        842        4.95
   Other interest-earning assets                3,307        145        4.38
                                            ---------    -------
     Total interest-earning assets            119,936      9,293        7.75
                                            ---------    -------      ------

Non-interest-earning assets                     5,535
                                             --------
     Total assets                            $125,471
                                             ========

Interest-bearing liabilities:
   Transaction accounts                        34,259        875        2.55
   Time deposits                               58,248      2,606        4.47
   Borrowings                                   7,051        297        4.21
                                             --------    -------
     Total interest-bearing
       liabilities                             99,558      3,778        3.79
                                             --------    -------      ------

Non-interest-bearing liabilities               14,330
                                             --------
     Total liabilities                        113,888

Shareholders' equity                           11,583
                                             --------

     Total liabilities and
       shareholders' equity                  $125,471
                                             ========

Net interest income                                        $5,515
                                                           ======
Interest rate spread                                                    3.96%
                                                                        =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                             4.60%
                                                                        =====
Average interest-earning assets to
   interest-bearing liabilities              120.47%
                                            =======

---------------------------

(1)     Includes non-accrual loans.


        The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected BKI's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.


                                                         1996 vs. 1995                         1995 vs. 1994
                                               -------------------------------        -------------------------------
                                                 Increase (Decrease)                  Increase (Decrease)
                                                     due to                                  due to
                                               ------------------                      ----------------
                                                Volume       Rate        Total         Volume      Rate         Total
                                                ------      -----        -----         ------      ----         -----
                                                                    (In thousands)

Interest income attributable to:
   Loans receivable                            $ 1,945      $    26      $ 1,971      $ 1,376     $   729      $ 2,105
   Securities                                      190           15          205          320         242          562
   Other interest-earning assets(1)                (72)         (17)         (89)         102          50          152
                                               -------      -------      -------      -------     -------      -------

     Total interest-earning assets               2,063           24        2,087        1,798       1,021        2,819
                                               -------      -------      -------      -------     -------      -------

Interest expense attributable to:
   Transactions accounts                           354          (70)         284           46         356          402
   Time deposits                                   479          (37)         442          868         944        1,812
   Borrowings                                      (35)         (41)         (76)         101         157          258
                                               -------      -------      -------      -------     -------      -------

     Total interest-bearing liabilities            798         (148)         650        1,015       1,457        2,472
                                               -------      -------      -------      -------     -------      -------

Increase (decrease) in net interest income     $ 1,265      $   172      $ 1,437      $   783     $  (436)     $   347
                                               =======      =======      =======      =======     =======      =======

--------------------------
(1)      Includes federal funds sold and interest-bearing deposits in other financial institutions.


COMPETITION

         BKI competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, BKI competes with other banks, saving associations, consumer finance companies, credit unions, leasing companies and other lenders. BKI competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

         Due to BKI's size relative to the many other financial institutions in its market area, management believes that BKI does not have a substantial share of the deposit and loan markets. The size of financial institutions competing with BKI is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon BKI. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

SUBSIDIARY ACTIVITIES

        BKI has no subsidiaries.  BKFC's only subsidiary is BKI.

PERSONNEL

        As of December 31, 1996, BKI had 60 full-time employees and 27 part-time employees. BKI believes that relations with its employees are excellent. BKI offers health, disability, and life insurance benefits to full-time employees. BKI has a profit sharing plan for all employees 21 years of age or older who work at least 1,000 hours per year. None of the employees of BKI are represented by a collective bargaining unit.

REGULATION OF BKFC

        BKFC is a bank holding company subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, BKFC is required to file periodic reports with, and is subject to regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether BKFC is operating in accordance with various regulatory requirements and in a safe and sound manner. The FRB may initiate enforcement proceedings against BKFC for violations of laws or regulations or for engaging in unsafe and unsound practices, particularly if such conduct could or does adversely impact BKI.

        In general, BKFC is only permitted to engage in activities deemed by the FRB to be closely related to banking. FRB regulations contain a list of activities which are deemed closely related to banking. Generally, many securities and insurance activities, most real estate development activities and most industrial operations are deemed not to be closely related to banking. In addition, the FRB could require that BKFC terminate any activity, if the FRB deems the activity to constitute a serious risk to the financial soundness of BKI. Congress is considering a number of legislative proposals which would expand the permissible activities of BKFC or a new form of holding company for BKFC. These proposals include an expansion of permissible securities, insurance and other financial activities, and one of the proposals would allow, subject to some limitation, real estate development, industrial and other commercial activities. Many of these proposed new activities involve greater financial risk to BKFC than the current permissible activities. No assurance can be given as to what form, if any, final legislation in this regard may take, and BKFC has no current plans to pursue these new activities.

         The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and to operate in a safe and sound manner. It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. See "Regulatory Capital Requirements" and "Dividend Restrictions" regarding minimum capital levels to which BKFC will be subject and regulatory limits on BKFC's ability to pay dividends to stockholders. As a bank holding company, BKFC must notify the FRB, if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC's net worth. In addition, pursuant to the FRB approval of the acquisition of BKI by BKFC, BKFC may not incur any debt for three-years after the acquisition of BKI with receiving a non-objection letter from the FRB.

         Transactions between BKFC and its non-financial institution subsidiaries and or its subsidiaries must comply with Sections 23A and 23B of the FRA, which govern transactions with affiliates. For purposes of such laws, BKFC and any of its non-financial institution subsidiaries are affiliates of BKI and its subsidiaries. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and (iii) require that all such transactions be on terms substantially the same, or at least as favorable to the financial institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In general, all such transactions must be at arms-length. In addition, BKFC and BKI may not engage in arrangements by which any person is required to utilize a product or service of any of them in order to obtain another product or service from any of them.

         Bank holding companies may not engage in any nonbanking business or acquire ownership or control of more than 5% of the outstanding shares of any class of voting stock of any company engaged in a nonbanking business, unless such business is determined by the FRB to be so closely related to banking as to be a proper incident thereto. These nonbanking companies do not have to be located in the same state as the subsidiary bank. BKFC had no nonbanking subsidiaries at December 31, 1995. The savings and loan business previously conducted by Burnett was considered a non-banking activity and, therefore, BKFC's acquisition of Burnett was approved by the FRB. Since the Merger, BKFC has engaged in no nonbanking activities.

REGULATION OF  BKI

         BKI is a Kentucky-chartered bank with FDIC deposit insurance. BKI is subject to numerous federal and state statutes and regulations regarding the conduct of its business, including maintenance of reserves against deposits; capital adequacy; restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon; restrictions on the terms of loans to officers, directors, large shareholders and their affiliates; restrictions relating to investments and other activities; and requirements regarding mergers and branching activities.

         BKI is subject to regulation, supervision and examination by the Department and the FDIC. Both the Department and the FDIC have the authority to issue cease-and-desist orders if either determines that the activities of the Bank represent unsafe and unsound banking practices. If the grounds provided by law exist, the Department or the FDIC may appoint a conservator or receiver for a bank.

         State-chartered banks, like BKI, are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a state-chartered bank to open a new branch or engage in a merger transaction.

         Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1996, the maximum which the Bank could lend to any one borrower generally equaled $2.6 million and equaled $3.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

         Generally, BKI's permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including BKI, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

REGULATORY CAPITAL REQUIREMENTS

         The FRB has adopted risk-based capital guidelines for bank holding companies with assets in excess of $150 million. Such companies must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the "Risk-Based Ratio") of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common shareholders' equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Risk-Based Ratio"). The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan and lease loss allowances.

         The FRB also has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles) (the "Leverage Ratio") of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

         BKI is subject to similar capital requirements, irrespective of its asset size, and such capital requirements are imposed and enforced by the FDIC.

         The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and BKI at December 31, 1996:



                                               At December 31, 1996
                                 --------------------------------------------------
                                          BKFC                       BKI
                                 ----------------------    ------------------------
                                  Amount       Percent      Amount        Percent
                                                   (Dollars in thousands)
Tier 1 risk-based                $17,407         11.25%     $16,999         11.01%
Requirement                        6,189          4.00        6,173          4.00
                                 -------       -------      -------       -------
Excess                           $11,218          7.25%     $10,826          7.01%
                                 =======       =======      =======       =======

Total risk-based                 $19,159         12.38%     $18,751         12.15%
Requirement                       12,378          8.00       12,346          8.00
                                 -------       -------      -------       -------
Excess                           $ 6,781          4.38%     $ 6,405          4.15%
                                 =======       =======      =======       =======

Leverage ratio                   $17,407          9.22%     $16,999          9.02%
Requirement                        7,551          4.00        7,535          4.00
                                 -------       -------      -------       -------
Excess                           $ 9,856          5.22%     $ 9,464          5.02%
                                 =======       =======      =======       =======


         The FDIC has adopted a new interest rate risk component to its capital requirements for the banks it regulates, including BKI. It has issued a final rule to allow for an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates. It also includes a proposed policy to provide for measurement of such decline in economic value by determining the amount of change in the present value of an institution's assets, liabilities and off-balance sheet items as a result of a 200 basis point change in interest rates, and taking into account an institution's management of its interest rate risk and the overall risk exposure of the institution. There is a proposed exemption from the policy for small, well-managed institutions with moderate interest rate risk exposure based on asset maturities or repricing schedules. Such institutions must still measure and assess interest rate risk. BKI expects to qualify for the small institution exemption and does not anticipate any higher individualized risk-based capital requirement to address interest rate risk.

         The FDIC has an outstanding proposal to add a market risk component to the capital requirements for banks it regulates, including BKI. Such component would require additional capital for general or specific market risk or trading portfolios of debt and equity securities and other investments or assets. The policy will apply to an institution with less than $5 billion in assets only if its trading portfolio constitutes at least 10% of the institution's assets. BKI cannot predict in what form this market risk component will be adopted, if at all. At December 31, 1996, BKI does not have a trading portfolio. The FDIC may also require additional capital to address concentrations of credit and non-traditional activities on a case-by-case basis.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC has defined these capital levels as follows: (1) well-capitalized institutions must have total risk-based capital of at least 10%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of at least 6% and Tier 1 capital of at least 5%; (2) adequately capitalized institutions are those that meet the regulatory minimum of total risk-based capital of at least 8%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of at least 4% and Tier 1 capital of at least 4% (except for institutions receiving the highest examination rating and with an acceptable level of risk, in which case the Tier 1 capital level is at least 3%); (3) undercapitalized institutions are those that do not meet regulatory limits, but that are not significantly undercapitalized; (4) significantly undercapitalized institutions have total risk-based capital of less than 6%, Tier 1 risk-based capital (consisting only of items that qualify for inclusion in Tier 1 capital) of less than 3% and Tier 1 capital of less than 3%; and (5) critically undercapitalized institutions are those with Tier 1 capital of less than 2% of total assets. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized.

Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. BKI's capital levels at December 31, 1996, meet the standards for a well-capitalized institution.

         Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each holding company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (a) an amount equal to 5% of the institution's total assets at the time it became undercapitalized or (b) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

DIVIDEND RESTRICTIONS

         The ability of BKFC to pay cash dividends to its stockholders depends on the amount of dividends which may be declared and paid by BKI. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies. In addition, the FRB imposed limits on the ability of BKFC to pay cash dividends for the three years following its acquisition of BKI. BKFC may not pay any "extraordinary dividend" for three years after its acquisition of BKI without receiving a no-objection letter from the FRB. An "extraordinary dividend" is any cash dividend, which when compared as a percentage to the net income of BKI (or any other bank subsidiaries) over the preceding 12 months, exceeds the three-year average of cash dividends paid as a percentage of net income over three years, plus 10% of net income for the preceding 12 months.

         If the FRB or the FDIC, respectively, determines that a bank holding company or a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the entity, could include the payment of dividends), that regulator may require, after notice and hearing, that such bank holding company or bank cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limit the amounts which BKFC and BKI can pay as dividends.

         At December 31, 1996, BKI had capital in excess of the FDIC's minimum capital requirements in an amount equal to $11 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 1996 BKFC paid a cash dividend of $.25 per share totaling $146,000. The dividend was within the guidelines established by the Federal Reserve as a condition of the reorganization.

        FDIC DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and banks who have acquired SAIF deposits. The FDIC is required to maintain designated levels of reserves in each fund.

        Depository institutions are generally prohibited from converting from one insurance fund to the other until the SAIF meets its designated reserve level, except with the prior approval of the FDIC in certain limited cases, provided applicable exit and entrance fees are paid. The insurance fund conversion provisions do not prohibit a SAIF member from converting to a bank charter or merging with a bank during the moratorium, as long as the resulting bank continues to pay the applicable insurance assessments to the SAIF during that period and certain other conditions are met. The deposits of Burnett obtained by BKI in the Merger, which at December 31, 1996 was $13 million, including the attributed growth factor, remain insured by the SAIF. BKI is a member of the BIF, and, at December 31, 1996, it had $159 million in deposits insured in the BIF. Deposit accounts are insured by the FDIC, up to the prescribed limits.

        The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met.

The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution.

        Because the reserves of the BIF exceed the statutorily set minimum, assessments for healthy BIF institutions were significantly decreased in the last half of 1995 and have been reduced to $2,000 per year for well-capitalized, well-managed banks, like BKI, effective in 1996. Assessments paid by healthy institutions on deposits in the SAIF exceed that paid by healthy banks by approximately $.23 per $100 in deposits beginning in 1996.

         Federal legislation, which was effective September 30, 1996, provided for the recapitalization of the SAIF by means of a special assessment of $.657 per $100 of SAIF deposits held at March 31, 1995, in order to increase SAIF reserves to the level required by law. Certain banks were required to pay the special assessment on only 80% of SAIF deposits held at that date. That legislation also required that BIF members begin to share the cost of prior thrift failures. As a result of the recapitalization of the SAIF and this cost sharing between BIF and SAIF members, FDIC assessments for healthy institutions during 1997 have been set at $.013 per $100 in BIF deposits and $.064 per $100 in SAIF deposits.

         The SAIF deposits of the Bank at March 31, 1995, totaled $10.6 million. The Bank paid a special assessment of $54,000 on November 27, 1996, which was accounted for and recorded as of September 30, 1996. Beginning in 1997, the Bank has paid FDIC assessments of $.064 on its deposits attributed to the SAIF and $.013 on its BIF deposits.

FRB RESERVE REQUIREMENTS

        FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $49.3 million of such accounts (subject to an exemption of up to $4.4 million), and of 10% of net transaction accounts in excess of $49.3 million. At December 31, 1996, BKI was in compliance with this reserve requirement.

ACQUISITIONS OF CONTROL

        Acquisitions of controlling interests of BKFC and BKI are subject to limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or BKI by merger also require regulatory approval.

FEDERAL HOME LOAN BANKS

        The Federal Home Loan Banks provide credit to their members in the form of advances. In order to become a FHLB member, BKI had to have at least 10% of its assets in residential mortgages and have management, home financing policies and the financial condition to meet the qualification for membership as a commercial bank. BKI is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of BKI's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. BKI is in compliance with this requirement with an investment in stock of the FHLB of $629,000 at December 31, 1996.

        An FHLB member that does not meet the qualified thrift lender ("QTL") test is eligible to receive FHLB advances if it holds FHLB stock equal to 5% of total advances divided by the percentage of qualified assets under the QTL test. The QTL test requires that either (a) 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) consist of qualified thrift investments on a monthly average basis in 9 out of every 12 months, or (b) 60% of an institution's assets (on a tax basis) must consist of assets specified in the thrift test in the Internal Revenue Code of 1986, as amended, which includes residential, deposit and education loans and certain government obligations. At December 31, 1996, BKI did not meet the QTL test, thus limiting its access to advances.

FEDERAL TAXATION

BKFC. BKFC and BKI filed a consolidated federal income tax return on a fiscal year basis for 1995 and will do so in subsequent years. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

        BKI. Prior to 1995, BKI filed its federal income tax returns on a calendar year basis. With certain exceptions, BKI is subject to the federal tax laws and regulations which apply to corporations generally. One such exception permits a bank (other than a bank which has assets the total average adjusted bases of which exceed $500 million or, if the bank is a member of a consolidated group, the total average adjusted bases of all assets of the group exceed $500 million) to deduct a reasonable addition to the reserve for bad debts in lieu of any deduction for bad debts allowable to other corporations. The deductible addition that a bank may make to its reserve may be based only on the experience method whereby generally it will be permitted to add to its bad debt reserve the amount called for on the basis of its actual experience as shown by losses for the current year and the five preceding tax years.

         The amount determined under the experience method for a tax year is the amount necessary to increase the balance of the reserve for losses on loans at the end of the tax year to the amount that bears the same ratio to loans outstanding at the close of the tax year as (a) the total bad debts sustained during such tax year and the five preceding tax years, adjusted for recoveries of bad debts during such period, bear to (b) the sum of the loans outstanding at the close of such six tax years.

KENTUCKY TAXATION

        BKI. State banks are not subject to the Kentucky corporation income tax.

        In 1996 the Kentucky legislature passed legislation to replace the "Bank Shares Tax" with the "Local Deposits Franchise Tax" and the "Kentucky Bank Franchise Tax". The "Kentucky Bank Franchise Tax" is an annual tax equal to 1.1% of net capital after apportionment if applicable. The value of net capital is calculated annually by deducting from total capital an amount equal to the same percentage of the total as the book value of United States obligations bears to the book value of the total assets of the financial institution. The "Local Deposits Franchise Tax" is an annual tax of up to .025% imposed by each city and county on bank deposits within their jurisdictions. The change in these taxes will be tax neutral to BKI.

        The Kentucky property tax extends to bank deposits ("Deposits Tax"). The tax is levied at a rate of 0.001% of the amount of the deposits. It is the responsibility of the bank, not the depositor, to report and pay the Deposits Tax.

        State banks are subject to state and local ad valorem taxes on tangible personal property and real property which is not otherwise exempt from taxation. The rates of taxation for tangible personal property vary depending on the character of the property. The state rate of taxation on real property equals $0.315 per $100 of value as of January 1 each year.

        BKFC. Kentucky corporations, such as BKFC, are subject to the Kentucky corporation income tax and the Kentucky corporation license (franchise) tax. The income tax is imposed based on the following rates: 4% of the first $25,000 of taxable net income allocated or apportioned to Kentucky; 5% of the next $25,000; 6% of the next $50,000; 7% of the next $150,000; and 8.25% of taxable net income over $250,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

        The license (franchise) tax is equal to $2.10 per $1,000 of total capital employed in the business. A corporation with gross income of not more than $500,000 is entitled to a credit equal to $1.40 per $1,000 of the initial $350,000 of capital employed in the business and apportioned to Kentucky. "Capital" means capital stock, surplus, advances by affiliated companies, intercompany accounts, borrowed moneys or any other accounts representing additional capital used and employed in the business. Total capital used in the business is apportioned to Kentucky according to a uniform apportionment formula.

         A corporation's taxable "capital" generally includes its stock holdings in other corporations. However, a Kentucky-domiciled corporation holding directly or indirectly stock or securities in other corporations equal to or greater than 50% of its total assets may, at the corporation's option, be considered as one taxpayer for purposes of determining and apportioning total capital, or it may compute its capital by: (a) computing the total capital used in the business; and (b) deducting the book value of its investment in the stock and securities of any corporation in which it owns more than 50% of the outstanding stock. The term "book value" means the value as shown on financial statements prepared for book purposes as of the last day of the corporation's calendar or fiscal year. Thus, in calculating its taxable "capital" for Kentucky license (franchise) tax purposes, BKFC will be able to deduct the book value of its investments in the stock of its wholly-owned subsidiaries, i.e., BKI.

         Domestic corporations are subject to state and local ad valorem taxes on tangible personal property and real property which is not otherwise exempt from taxation. The rates of taxation for tangible personal property vary depending on the character of the property. The state rate of taxation on real property equals $0.315 per $100 of value as of January 1 each year. Thus, BKFC is subject to ad valorem taxation on its taxable tangible personal property and real property.

        BKI, as a financial institution, is exempt from both the corporate income and license taxes.

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1996, regarding properties on which the offices of BKI are located:


Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      --------------


Main Office                             Leased                   1991                12,300                    -
1065 Burlington Pike
Florence, KY

Weaver Road Branch                      Leased                   1992                 3,000                    -
166 Weaver Road
Florence, KY

Independence Branch                     Leased                   1995                   750                    -
Industrial Road and Turkeyfoot
Independence, KY

Belleview Branch                        Leased                   1992                 1,000                    -
6710 McVille Road
Burlington, KY

Houston Road Branch                     Leased                   1994                 2,600                    -
4748 Houston Road
Florence, KY

Walton Branch                            Owned                   1994                 2,100             $549,591
116 Stephenson Mill Rd.               (No liens)
Walton, KY

Covington Branch(2)                      Owned                   1995(2)              1,000               40,604
1607 Eastern Avenue                   (No liens)
Covington, KY

Nicholson Branch                        Leased                   1997                 1,600
12020 Madison Pike
Independence, KY


-----------------------------

(1)      Net book value amounts are for land, buildings and improvements.

(2)      Acquired in the Merger.


         The Bank leases the Main Office, Weaver Road, Belleview, Nicholson, and Houston Road branches under operating lease agreements with some of its directors and/or their family members. See Part III, Item 12 - "Certain Relationships and Related Transactions." Total rental expense under operating lease agreements was $351,000, $306,000 and $275,000 for the years ended December 31, 1996, 1995 and 1994, respectively. The Bank believes all of its office locations are adequately insured.

         The Bank's policies with respect to investments in real estate mortgages are discussed in Item 1. BKI and the Bank may invest in real estate or companies engaged in real estate activities, other than owning and managing offices and foreclosed properties.

         BKI also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of BKI's investment in office premises and equipment totaled $2.7 million at December 31, 1996.

ITEM 3.  LEGAL PROCEEDINGS

         Neither BKFC nor BKI is presently involved in any legal proceedings of a material nature. From time to time, BKI is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by BKI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders of BKFC during the last quarter of the fiscal year ended December 31, 1996.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There were 583,489 shares of common stock of the Company outstanding on December 31, 1996, which were held of record by 490 shareholders. There is presently no active public trading market for the Company's shares, nor are the prices at which the shares have been traded published by any national securities association or quotation service. The Company has arranged with:

                  Gradison/McDonald                The Ohio Company
                  580 Walnut Street               38 N. Main Street
                Cincinnati, OH 45202               Dayton, OH 45402
                    Jim Williams                      John Adams
                   (513) 579-5000                   1-800-829-3536

to match offers to buy and offers to sell common shares, and include common shares in the "pink sheets" published by the National Quotation Bureau, Inc.

During 1996, BKFC declared a cash dividend of $.25 per share. "Regulation of BKFC - Dividend Restrictions" in Part I of this Form 10-KSB is incorporated herein by reference.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



                                                          THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                                                     FINANCIAL HIGHLIGHTS
                                                            ($ in thousands, except per share data)

                                                                                    $                  %
                                             1996              1995              CHANGE             CHANGE
                                             ----              ----              ------             ------

Total Assets                                $197,120          $160,271            $36,849             22.99
Total Loans                                  154,048           120,332             33,716             28.02
Total Deposits                               171,663           136,918             34,745             25.38
Total Equity                                  17,385            15,392              1,993             12.95
Book Value per Share                           29.79             26.38               3.41             12.93
Total Interest Income                         14,199            12,112              2,087             17.23
Net Interest Income                            7,299             5,862              1,437             24.51
Net Income                                     2,119             1,325                794             59.92
Earnings Per Share                              3.63              2.37               1.26             53.16
Return on Average Assets                       1.21%             0.89%                  -             35.96
Return on Average Equity                      13.36%            10.10%                  -             32.28
Dividends paid per share                 $       .25      $         .0                .25                 -
Dividend payout ratio                          6.89%                0%                  -                 -
Average equity to average
assets                                         9.07%             8.78%                  -              3.30


                                     GENERAL

The business of The Bank of Kentucky Financial Corporation (BKFC or the Corporation) consists of holding and administering its interest in The Bank of Kentucky, Inc. (the Bank). BKFC was formed on April 1, 1995 upon the consummation of a business combination whereby BKFC formed two wholly owned financial institution subsidiaries which were merged with and into The Bank of Boone County, a Kentucky Bank (BBC), or Burnett Federal Savings Bank, a federal savings bank (Burnett). The outstanding shares of BBC and Burnett were exchanged for BKFC stock according to exchange ratios agreed upon by BKFC, BBC and Burnett. Certain Burnett Shareholders received cash for their shares. The business combination was accounted for using the pooling of interests method of accounting and, accordingly, all of the assets and liabilities of the companies were combined, at historical cost. The results of operations for the periods discussed have also been combined and per share information has been combined, and restated, giving effect to the shares issued in the combination. Prior to April 1, 1995, BKFC conducted no business and had no assets or liabilities. On October 1, 1995, Burnett was merged with and into BBC, and BBC changed its name to The Bank of Kentucky.

BKFC conducts basic banking operations from nine locations in Boone and Kenton Counties in Northern Kentucky. The majority of the Corporation's revenue is derived from its loan portfolio. The loan portfolio is diversified and the ability of debtors to repay their loans is not dependent upon any single industry. The majority of BKFC's loans are secured by commercial or residential real estate or other business and consumer assets.

                               FINANCIAL CONDITION

BKFC continued its strong asset growth rate in 1996 with assets increasing $36,849,000 (23.0%) to $197,120,000 compared to $160,271,000 at the end of 1995.
The increase in assets was primarily due to continued strong loan demand funded by deposits, which increased $34,745,000 (25.4%) from $136,918,000 at December 31, 1995 to $171,663,000 at year end 1996. Increases in both deposits and loans are consistent with the growth pattern of the past five years. The building of the branch network, which currently has nine locations in the market area will contribute to future deposit growth as greater convenience is offered to potential customers.

Total loans increased by $33,716,000 (28.0%) to $154,048,000 at December 31, 1996. The majority of that increase was in commercial loans which increased by $12,824,000 (51.3%). Non residential real estate loans increased by $9,471,000 (22.1%). Total securities increased by $2,480,000 (9.6%) to $28,345,000 at
December 31, 1996. The classification of most securities purchased during 1996 as available for sale (AFS) has resulted in a relative increase in that category. AFS securities represent 40.7% of the total securities portfolio at December 31, 1996 compared to 34.1% at December 31,1995. Classification as AFS does not imply that management intends to sell such securities, only that they are available for sale if need be. BKFC has not historically sold securities for liquidity purposes or to generate income. The portfolio is predominantly comprised of shorter term securities and has an average maturity at December 31, 1996 of 1.6 years.

                              RESULTS OF OPERATIONS

SUMMARY

Net income was $2,119,000 for the year ended December 31, 1996 compared to $1,325,000 for 1995. The increase of $794,000 (59.9%) was partly due to the absence of the non-recurring expenses associated with the acquisition and merger in 1995, but was driven primarily by increased net interest income.

NET INTEREST INCOME

Net interest income grew to $7,299,000 in 1996, an increase of 24.5% over the $5,862,000 recorded for 1995. This increase was due to an increase in the volume of earning assets over that of interest-bearing liabilities and an improvement in the net interest margin (net interest income divided by average interest-earning assets), which increased to 4.39% in 1996 from 4.09% in 1995. Average loans increased to 82.2% of average earning assets during 1996, compared to 80.5% for 1995 and the average yield on earning assets increased slightly, to 8.53% for 1996 compared to 8.46% for 1995. However, the average cost of interest-bearing liabilities declined to 4.99% for 1996 compared to 5.20% for 1995 driven by a 19 basis point decline (to 3.36%) in the average cost of interest-bearing transaction accounts. Management is constantly focusing on ways to improve the net interest margin by attracting lower cost deposits and improving the mix of interest-earning assets.

PROVISION FOR LOAN LOSSES

The provision for loan losses increased by $136,000 (51.7%) to $399,000 for 1996 from $263,000 for 1995. Management evaluates the sufficiency of the Bank's allowance for loan losses on a quarterly basis and the result of that analysis dictates the level of the provision for loan losses recorded as expense. Management's analysis includes the review of specific credits, which are selected based on identified weaknesses in the performance of the credit or concern about collateral valuation. Portions of the allowance for loan losses are allocated to those specific credits as needed. The analysis also allocates portions of the allowance to all other loans, based upon historical loss experience and management's expectations about economic trends and conditions affecting the Bank's customers.

Net charge-offs for 1996 were $62,000 (.04% of average loans), compared to $38,000 during 1995. Total non-accrual loans and loans past due 90 days or more decreased to $51,000 at December 31,1996 compared to $154,000 at year end 1995. Based upon the quarterly analysis and the consistently favorable asset quality ratios, management is satisfied that the allowance for loan losses is adequate at December 31, 1996.

NONINTEREST INCOME

Total noninterest income increased $310,000 (67.7%) for 1996 compared to 1995. Service charges on deposit accounts increased to $449,000 for 1996, an increase of $123,000 compared to 1995. This was due to both an increase in service charges on deposits and an increase in the number of accounts. Other fee income increased $187,000 in 1996 to $319,000 from $132,000 in 1995. This increase was due to an increase in gains on mortgage and SBA loans sold in the secondary market. BKFC acts as a third party originator of fixed rate mortgage loans for several other financial institutions and earns loan fees and premiums on the sale of those loans. Such loans are sold servicing released to the buying institutions. In addition, during 1996, BKFC originated and sold several SBA loans and received a premium upon their sale.

NONINTEREST EXPENSE

Noninterest expense was $4,513,000 for 1996, an increase of $607,000 over 1995. The growth rate of noninterest expense decreased slightly in 1996 to 15.5% compared to 19.3% in 1995. Salaries and employee benefits increased $636,000 (38.6%) from $1,646,000 in 1995 to $2,282,000 in 1996. The addition of key management positions to manage growth and the opening of two new branches in the second and fourth quarters of 1996 contributed to the increase. Occupancy and equipment expenses, driven by the additional locations, increased $115,000 (14.5%) to $910,000 in 1996, compared to $795,000 in 1995.

Federal deposit insurance premiums, including a special SAIF assessment of $54,000 related to the deposits of Burnett Federal Savings Bank totaled $78,000 in 1996, compared to $145,000 in 1995.

The introduction of new imaging technology, telephone banking, and an increase in customer transactions contributed to an increase in data processing expense of $43,000 (22.3%).

Other noninterest expense declined by $151,000 (15.0%) in 1996. However, other noninterest expense in 1995 included approximately $275,000 of non-recurring costs associated with the merger of BBC and Burnett.

FEDERAL INCOME TAXES

Federal income tax expense increased by $210,000 (25.4%) in 1996, even though net income before taxes increased $1,004,000 (46.7%). The marginal tax rate decreased to 32.8% in 1996 compared to 38.4% in 1995. These unusual relationships result from the fact that many of the merger expenses recorded in 1995 were not deductible for federal income tax purposes.

                           ASSET/LIABILITY MANAGEMENT

BKFC engages in a formal process of measuring and defining the amount of interest rate risk it assumes. Interest rate risk results from the fact the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate "gap" measurement . The gap is the difference, in dollars, between the amount of interest-earnings assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates.

At December 31, 1996, BKFC's twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities are anticipated to exceed interest rate sensitive assets by $45,809,000 (24.4% of interest earning assets). A contributing factor to this result is that all interest-bearing demand and savings accounts are considered subject to immediate repricing. However, the rates paid on those accounts are not generally tied to specific indices and are influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts. BKFC's asset/liability management policy establishes guidelines governing the amount of interest rate risk the Corporation wishes to assume, and management continually monitors BKFC's gap position and other key indicators.

                         LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. During 1996, BKFC funded its loan growth with deposit growth. This deposit growth was also utilized to reduce borrowings and increase securities. At December 31, 1996, BKFC's customers have available $22,863,000 in unused lines of credit, and BKFC has further extended loan commitments totaling $1,774,000. Historically many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, BKFC has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, BKFC has $11,564,000 of securities designated as available-for-sale and an additional $6,194,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC's liquidity is sufficient at December 31,1996 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 1996 BKFC paid a cash dividend of $.25 per share totaling $146,000.

The FDIC has issued regulations that relate a bank's deposit insurance assessment and certain aspects of its operations to specified capital levels. A "well-capitalized" bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. At December 31, 1996 BKFC's leverage and total risk-based capital ratios, which are substantially the same as the Bank's, were 9.2% and 12.4%, respectively, which exceed the well-capitalized threshold.

                          NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Financial Accounting Standards which affect BKFC.

FAS 125, "Accounting For Transfers and Servicing of Financial Assets and Extinguishments of Liabilities".

This Standard revises the accounting for transfers of financial assets, such as loans and securities, and provides guidance on distinguishing between sales and secured borrowings. It affects certain transactions beginning in 1997 and others in 1998. Based upon the Bank's current form of participation agreement, application of this Standard will result in certain sold loans being reported as secured borrowings instead of sold loans. The effect of this presentation will be to increase total assets and total liabilities by the same dollar amounts.

FAS 128, "Earnings Per Share (EPS)"

This Standard is effective for financial statements beginning with year end 1997 and simplifies the calculation of earnings per share by replacing primary EPS with basic EPS. It also requires dual presentation of basic EPS and diluted EPS for entities with complex capital structures. Basic EPS includes no dilution and is computed by dividing income available to common shareholders by the weighted-average common shares outstanding for the period. Diluted EPS reflects the potential dilution of securities that could share in earnings, such as stock options, warrants or other common stock equivalents. The effect of adopting this will be to change terminology from primary EPS to basic EPS and EPS data will be restated to conform with the new presentation.

ITEM 7.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Florence, Kentucky


We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 1996 and 1995 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.




                                      Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 23, 1997

--------------------------------------------------------------------------------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995
      (Dollar amounts in thousands, except for share and per share amounts)

--------------------------------------------------------------------------------


                                                                          1996                1995
                                                                          ----                ----
ASSETS
    Cash and due from banks                                           $   6,766           $   7,102
    Federal funds sold                                                    3,996               4,030
                                                                      ---------           ---------
       Total cash and cash equivalents                                   10,762              11,132

    Interest-bearing deposits with banks                                    685                  --

    Available-for-sale securities (Note 2)                               11,530               8,831
    Held-to-maturity securities
      (Fair value of $ 16,860 and $17,183) (Note 2)                      16,815              17,034

    Total loans (Note 3)                                                154,048             120,332
    Less:  Allowance for loan losses (Note 4)                            (1,752)             (1,415)
                                                                      ---------           ---------
       Net loans                                                        152,296             118,917

    Premises and equipment - net (Note 5)                                 2,655               2,033
    Accrued interest receivable                                           1,216               1,067
    Federal Home Loan Bank stock, at cost                                   629                 484
    Prepaid expenses and other assets                                       532                 773
                                                                      ---------           ---------

                                                                      $ 197,120           $ 160,271
                                                                      =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
    Deposits
       Non interest-bearing deposits                                  $  29,334           $  22,659
       Interest-bearing deposits (Note 6)                               142,329             114,259
                                                                      ---------           ---------
          Total deposits                                                171,663             136,918
    Short-term borrowings (Note 7)                                        6,618               6,773
    Notes payable (Note 8)                                                  216                 249
    Accrued expenses and other liabilities                                1,238                 939
                                                                      ---------           ---------
       Total liabilities                                                179,735             144,879

Commitments (Note 10)

Shareholders' equity
    Common stock, $5 par value, 5,000,000 shares authorized,
      583,489 shares issued and outstanding                               2,917               2,917
    Additional paid-in capital                                            7,478               7,478
    Retained earnings                                                     7,012               5,039
    Required contribution for shares acquired by Employee
      Stock Ownership Plan                                                   --                 (20)
    Unrealized loss on available-for-sale
      securities, net of tax benefit of $10 and $10                         (22)                (22)
                                                                      ---------           ---------
       Total shareholders' equity                                        17,385              15,392
                                                                      ---------           ---------

                                                                      $ 197,120           $ 160,271
                                                                      =========           =========

--------------------------------------------------------------------------------

          See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


                                                                1996              1995
                                                                ----              ----
INTEREST INCOME
    Loans, including related fees                            $12,382          $10,411
    Securities
       Taxable                                                 1,463            1,330
       Tax exempt                                                 76               67
    Other                                                        278              304
                                                             -------          -------
       Total interest income                                  14,199           12,112

INTEREST EXPENSE
    Deposits                                                   6,421            5,695
    Borrowings                                                   479              555
                                                             -------          -------
       Total interest expense                                  6,900            6,250
                                                             -------          -------
Net interest income                                            7,299            5,862
Provision for loan losses (Note 4)                               399              263
                                                             -------          -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES            6,900            5,599

NONINTEREST INCOME
    Service charges and fees                                     449              326
    Gain/(loss) on securities                                     --               --
    Other operating income                                       319              132
                                                             -------          -------
       Total noninterest income                                  768              458
NONINTEREST EXPENSE
    Salaries and employee benefits                             2,282            1,646
    Occupancy and equipment                                      910              795
    Deposit insurance premiums                                    78              145
    Data processing                                              236              193
    Advertising                                                  154              123
    Other                                                        853            1,004
                                                             -------          -------
       Total noninterest expense                               4,513            3,906

INCOME BEFORE INCOME TAXES                                     3,155            2,151
Federal income taxes (Note 9)                                  1,036              826
                                                             -------          -------
NET INCOME                                                   $ 2,119          $ 1,325
                                                             =======          =======
Per share data
    NET INCOME                                               $  3.63          $  2.37
                                                             =======          =======


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1996 and 1995
        (Dollar amounts in thousands, except share and per share amounts)

--------------------------------------------------------------------------------


                                                                                   Net
                                                                               Unrealized      Required
                                                                               Gain/(Loss)   Contribution
                                               Additional                     on Available-   for Shares
                                  Common         Paid-in       Retained         for-Sale       Acquired
                                   Stock         Capital       Earnings        Securities       by Esop         Total
                                   -----         -------       --------        ----------       -------         -----

BALANCE JANUARY 1, 1995        $     2,484     $     6,013    $     3,714    $      (124)    $       (29)   $    12,058

Exercise of stock options
   (86,637 shares)                     433           1,104              -              -               -          1,537
Tax benefit attributable to
  exercise of stock options              -             361              -              -               -            361
Repayment of loan to ESOP                -               -              -              -               9              9
Net income                               -               -          1,325              -               -          1,325
Change in net unrealized
  gain/(loss) on available-
  for-sale securities                    -               -              -            102               -            102
                               -----------     -----------    -----------    -----------     -----------    -----------

BALANCE DECEMBER 31, 1995            2,917           7,478          5,039            (22)            (20)        15,392

Net income                               -               -          2,119              -               -          2,119
Cash dividends - $.25 per
  share                                  -               -           (146)             -               -           (146)
Repayment of loan to ESOP                -               -              -              -              20             20
Change in net unrealized
  gain/(loss) on
  available-for-sale
  securities                             -               -              -              -               -              -
                               -----------     -----------    -----------    -----------     -----------    -----------

BALANCE DECEMBER 31, 1996      $     2,917     $     7,478    $     7,012    $       (22)    $         -    $    17,385
                               ===========     ===========    ===========    ===========     ===========    ===========

--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1996 and 1995
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------


                                                                                          1996              1995
                                                                                          ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $       2,119    $       1,325
    Adjustments to reconcile net income to net cash from
      operating activities
       Depreciation and amortization                                                        275              184
       Amortization of deferred loan origination fees                                       (42)             (39)
       Provision for loan losses                                                            399              263
       Federal Home Loan Bank stock dividend                                                (40)              (7)
       Change in assets and liabilities
          Interest receivable                                                              (149)            (159)
          Prepaid expenses and other assets                                                   -               65
          Accrued expenses and other liabilities                                            299           (1,127)
          Accrued federal income taxes                                                      345              (36)
          Deferred federal income taxes                                                    (104)             (10)
                                                                                  -------------    -------------
              Net cash from operating activities                                          3,102              459

CASH FLOWS FROM INVESTING ACTIVITIES

    Net change in interest-bearing deposits with banks                                     (685)               -
    Proceeds from maturities and principal reductions of
      held-to-maturity securities                                                         4,766            8,550
    Purchase of held-to-maturity securities                                              (4,553)         (11,480)
    Proceeds from maturities of available-for-sale securities                             5,799            7,697
    Purchase of available-for-sale securities                                            (8,496)          (9,653)
    Loans made to customers, net of principal collections thereon                       (33,736)         (11,924)
    Property and equipment expenditures                                                    (893)            (340)
    Purchase of Federal Home Loan Bank stock                                               (105)             (56)
                                                                                  -------------    -------------
       Net cash from investing activities                                               (37,903)         (17,206)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                               34,745           21,386
    Net change in short-term borrowings                                                    (155)             340
    Proceeds from Federal Home Loan Bank advances                                        26,900           11,185
    Repayment of Federal Home Loan Bank advances                                        (26,900)         (14,260)
    Payment on note payable                                                                 (13)             (11)
    Dividends paid on common stock                                                         (146)               -
    Proceeds from exercise of stock options                                                   -            1,537
                                                                                  -------------    -------------
       Net cash from financing activities                                                34,431           20,177
                                                                                  -------------    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    (370)           3,430

Cash and cash equivalents at beginning of year                                           11,132            7,702
                                                                                  -------------    -------------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                          $      10,762    $      11,132
                                                                                  =============    =============

Cash paid during the year for:
    Interest                                                                      $       6,799    $       6,082
    Income taxes                                                                            795              872


--------------------------------------------------------------------------------
          See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company), The Bank of Kentucky (formerly the Bank of Boone County) (the Bank) and Burnett Federal Savings Bank (Burnett) and give retroactive effect to the reorganization and acquisition that occurred during 1995.

During 1994, the Bank and Burnett entered into a definitive agreement whereby both entities would become subsidiaries of the Company. The Company formed two wholly owned financial institution subsidiaries and, on April 1,1995, one was merged with and into the Bank and the other was merged with and into Burnett. In connection with those mergers, each of the Bank's 217,964 outstanding shares of common stock was exchanged for 2 shares of the Company's common stock and substantially all of Burnett's 76,664 outstanding shares were each exchanged for
 .874 shares of the Company's common stock. Pursuant to the agreement, the Company paid $214 to Burnett's shareholders to redeem fractional shares and to acquire the shares of former Burnett shareholders who elected not to accept the Company's stock.

The transaction was accounted for using the pooling of interests method of accounting for business combinations. Accordingly, the assets and liabilities of the Bank and Burnett are presented in these consolidated financial statements at historical cost and the results of operations of these two companies are combined for all periods presented.

Effective October 1, 1995, Burnett was merged into the Bank and the combined entity changed its name to The Bank of Kentucky.

DESCRIPTION OF BUSINESS: The Company operates primarily in the banking industry which accounts for more than 90% of its revenues, operating income and assets. The Bank conducts basic banking operations in Boone and Kenton counties in northern Kentucky. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution's loans are secured by specific items of collateral including business assets, real property and consumer assets.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are most susceptible to change in the near term include the allowance for loan losses and the fair value of available-for-sale securities.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

SECURITIES: Available-for-sale securities are those securities which might be sold in the future in connection with the execution of asset/liability management strategies, in response to changes in interest rates, as a result of prepayments, or for similar reasons. These securities are carried at fair value with the unrealized gain or loss reflected, net of tax, as a component of shareholders' equity. Held-to-maturity securities are stated at cost, adjusted for amortization of premiums and accretion of discounts because management has the ability and the positive intent to hold these securities until maturity.

Premium amortization is deducted from and discount accretion is added to interest income on securities using the level yield method. The cost of securities sold is computed using the identified securities method.

INTEREST INCOME ON LOANS: Interest income is accrued over the term of the loans based on the principal balance outstanding. Loans are placed on nonaccrual status when the collection of interest becomes doubtful. Loan fees, net of certain direct loan origination costs, are deferred and recognized as an element of interest income over the term of the loan using the level yield method.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated collectively for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate.

In general, loans classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to re-evaluate the credit under its normal evaluation procedures.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

ALLOWANCE FOR LOAN LOSSES: (Continued) The carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as provision for loan losses expense.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost less accumulated depreciation. Premises and equipment are depreciated on the straight-line and declining-balance methods over the estimated useful lives of the assets.

OTHER REAL ESTATE: Other real estate acquired through foreclosure is carried at the lower of cost (fair value at foreclosure) or fair value less estimated selling costs. Expenses incurred in carrying other real estate are charged to operations as incurred.

INCOME TAXES: Deferred tax liabilities and assets are determined at each balance sheet date. They are measured by applying enacted tax rates to future amounts that will result from differences in the financial statement and tax basis of assets and liabilities. Recognition of deferred tax assets is limited by the establishment of a valuation allowance unless management concludes that they are more likely than not to result in future tax benefits to the Company. Income tax expense is the amount of taxes payable for the current year plus or minus the change in deferred taxes.

BENEFIT PLANS: The Bank had a non-qualified stock option plan that allowed certain of the Bank's organizers to purchase 43,100 shares of stock at an exercise price of $35.58 per share. At December 31, 1994, none of the options granted had been exercised. In conjunction with the business combination, these options were canceled and extinguished and, in exchange, the optionees received options to purchase 86,200 shares of the Company's stock at an exercise price of $17.79 per share. All of these options were exercised during 1995.

Additionally, Burnett had a stock option plan under which a total of 501 option shares remained unexercised at December 31, 1994. In conjunction with the business combination, these remaining options were canceled and extinguished and, in exchange, the optionees received options to purchase 437 shares of the Company's stock at an exercise price of $11.44 per share. All of these options were exercised during 1995.

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $107 and $77 for the years ended December 31, 1996 and 1995.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

BENEFIT PLANS: (Continued) In conjunction with the conversion to the stock form of ownership in 1992, Burnett implemented an Employee Stock Ownership Plan
(ESOP). The ESOP provides retirement benefits for substantially all employees age 18 or older who have completed one year of service. The Company records as expense the amount contributed each year which was $20 and $9 for 1996 and 1995. Dividends paid on unallocated ESOP shares are recorded as a reduction of shareholders' equity and such shares are considered to be outstanding in computing earnings per share. At December 31, 1996, the ESOP held 4,291 shares of the Company's stock, all of which has been allocated to participants or released for allocation. Those shares have a fair value of approximately $220 at December 31, 1996.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed separately. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or the values of assets and liabilities not considered financial instruments.

NET INCOME PER SHARE: Net income per share is computed based upon the weighted average number of shares outstanding during the year adjusted for common stock equivalents and for the business combination. The number of shares used to compute net income per share was 583,489 for 1996 and 559,643 for 1995.

STATEMENT OF CASH FLOWS: For purposes of this statement, cash and cash equivalents include cash on hand, amounts due from banks, and daily federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks.

FINANCIAL STATEMENT PRESENTATION: Certain items in the 1995 financial statements have been reclassified to correspond with the 1996 presentation and terminology.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES

The amortized cost and fair value of available-for-sale securities are as follows at the date indicated:


                                                ....................December 31, 1996.........................
                                                                    -----------------
                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
Obligations of the U.S. Treasury
  and government agencies                      $     11,564     $         15       $        (49)    $     11,530
                                               ============     ============       ============     ============


                                                ....................December 31, 1995.........................
                                                                    -----------------
                                                                     Gross            Gross
                                                 Amortized        Unrealized       Unrealized           Fair
                                                   Cost              Gains           Losses             Value
                                                   ----              -----           ------             -----
Obligations of the U.S. Treasury
  and government agencies                      $      8,863     $          6       $        (38)    $      8,831
                                               ============     ============       ============     ============


The amortized cost and fair value of available-for-sale securities at December 31, 1996 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                 Amortized
                                                   Cost           Fair Value
                                                   ----           ----------

Due in one year or less                         $      2,185     $      2,186
Due after one year through five years                  9,379            9,344
                                                ------------     ------------

                                                $     11,564     $     11,530
                                                ============     ============

There were no sales of available-for-sale securities during 1996 or 1995.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of held-to-maturity securities are as follows at the date indicated:



                                       ............................December 31, 1996...........................
                                                                   -----------------
                                                               Gross               Gross
                                         Amortized          Unrealized          Unrealized             Fair
                                           Cost                Gains              Losses               Value
                                           ----                -----              ------               -----

    Obligations of the U.S.
      Treasury and
      government agencies              $      15,326       $          62      $          (20)     $      15,368
    Municipal and other
      obligations                              1,489                   5                  (2)             1,492
                                       -------------       -------------      ---------------     -------------

                                       $      16,815       $          67      $          (22)     $      16,860
                                       =============       =============      ==============      =============


                                       ............................December 31, 1995...........................
                                                                   -----------------
                                                               Gross               Gross
                                         Amortized          Unrealized          Unrealized             Fair
                                           Cost                Gains              Losses               Value
                                           ----                -----              ------               -----

    Obligations of the U.S.
      Treasury and
      government agencies              $      15,431       $         160      $          (18)     $      15,573
    Municipal and other
      obligations                              1,603                   7                   -              1,610
                                       -------------       -------------      --------------      -------------

                                       $      17,034       $         167      $          (18)     $      17,183
                                       =============       =============      ==============      =============

The amortized cost and fair value of held-to-maturity securities at December 31, 1996 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                                                 Amortized
                                                                                   Cost             Fair Value
                                                                                   ----             ----------

Due in one year or less                                                       $        6,194      $       6,222
Due after one year through five years                                                 10,421             10,437
Due after five years through ten years                                                   200                201
                                                                              --------------      -------------

                                                                              $       16,815      $      16,860
                                                                              ==============      =============

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

At December 31, 1996 and 1995, securities with a carrying value of approximately $27,379 and $20,192 were pledged to secure public deposits and repurchase agreements and for other purposes required or permitted by law.


NOTE 3 - LOANS

Loans as presented on the balance sheet are comprised of the following:



                                                                                         DECEMBER 31,
                                                                                         ------------
                                                                                     1996                1995
                                                                                     ----                ----

Commercial                                                                   $        37,803      $      24,979
Residential real estate                                                               44,819             38,871
Nonresidential real estate                                                            52,312             42,841
Construction                                                                           7,432              4,141
Consumer                                                                               8,617              8,327
Municipal obligations                                                                  3,390              1,513
                                                                             ---------------      -------------

    Gross loans                                                                      154,373            120,672

Less:  Deferred loan origination fees                                                   (325)              (340)
                                                                             ---------------      -------------

       Net loans                                                             $       154,048      $     120,332
                                                                             ===============      =============

Certain of the Company's directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:



                    Balance as of January 1, 1996                            $         5,731
                    New loans and advances on lines of credit                          5,954
                    Loan reductions                                                   (3,214)
                                                                             ---------------

                    Balance as of December 31, 1996                          $         8,471
                                                                             ===============


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:


                                                                                   1996                1995
                                                                                   ----                ----
Beginning balance                                                            $         1,415      $       1,190
Provision charged to operations                                                          399                263
Loans charged off                                                                        (72)               (67)
Recoveries                                                                                10                 29
                                                                             ---------------      -------------

Ending balance                                                               $         1,752      $       1,415
                                                                             ===============      =============

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows:


                                                                                   1996                1995
                                                                                   ----                ----

Average investment in impaired loans during the year                            $        -         $        33
                                                                                ==========         ===========

Balance of impaired loans at December 31                                        $        -         $        62
Less portion for which no allowance for losses is allocated                              -                   -
                                                                                ----------         -----------

Portion of impaired loan balance for which an allowance
  for loan losses is allocated                                                  $        -         $        62
                                                                                ==========         ===========

Portion of allowance for loan losses allocated to the
  impaired loan balance                                                         $        -         $        17
                                                                                ==========         ===========

Nonperforming loans, consisting of loans past due greater than 90 days and those loans upon which the accrual of interest has been discontinued, were not significant at December 31, 1996 or 1995.


NOTE 5 - PREMISES AND EQUIPMENT

A summary of premises and equipment by major category follows:


                                                                                         December 31,
                                                                                         ------------
                                                                                   1996                1995
                                                                                   ----                ----

Land and improvements                                                           $      584         $       271
Leasehold improvements                                                                 726                 682
Buildings                                                                              909                 583
Furniture, fixtures and equipment                                                    1,392               1,198
                                                                                ----------         -----------
    Total                                                                            3,611               2,734
Accumulated depreciation                                                              (956)               (701)
                                                                                ----------         -----------

    Net premises and equipment                                                  $    2,655         $     2,033
                                                                                ==========         ===========


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 6 - INTEREST BEARING DEPOSITS

Interest bearing deposits in denominations of $100 or greater totalled $37,692 and $26,394 at December 31, 1996 and 1995. Interest expense on such deposits was $1,782 and $1,787 for 1996 and 1995.

Scheduled maturities of time deposits are as follows:


          1997                                            $   72,325
          1998                                                13,630
          1999                                                 3,194
          2000                                                 1,218
          2001 and thereafter                                    411
                                                          ----------

                                                          $   90,778


NOTE 7 - SHORT-TERM BORROWINGS

At December 31, 1996 and 1995 short-term borrowings are comprised entirely of retail repurchase agreements. Repurchase agreements, essentially, represent borrowings by the Bank from its customers and are accounted for as such. The Bank pledges certain of its investments as collateral for those borrowings but maintains control over those securities. Repurchase agreements outstanding as of December 31, 1996 had remaining maturities ranging from one day up to one year. Information regarding repurchase agreements at and for the years ended December 31, 1996 and 1995 is presented below:


                                                                                   1996                1995
                                                                                   ----                ----

Average balance during the year                                                 $    6,897         $     7,908

Average rate paid during the year                                                    5.55%               5.71%

Maximum month end balance during the year                                            7,598               9,416

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at the dates indicated:


                                                                                         December 31,
                                                                                         ------------
                                                                                   1996                1995
                                                                                   ----                ----

Loan to employee stock ownership plan                                           $        -         $        20
Mortgage payable                                                                       216                 229
                                                                                ----------         -----------

                                                                                $      216         $       249
                                                                                ==========         ===========


The loan to Employee Stock Ownership Plan (ESOP) relates to Burnett's establishment of an ESOP which acquired 4,910 shares of Burnett's common stock in the conversion offering. In order to fund the acquisition of stock, the ESOP borrowed $49 from an independent third-party lender, payable over a five year period. The loan was paid in full during 1996.

The mortgage payable is secured by a parcel of real estate owned by the Bank. The loan requires monthly principal and interest payments of $3, bears interest at 10.0% and matures in 2006.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1996, 1995 and 1994
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


NOTE 9 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components for the years ended December 31:


                                                                                   1996                1995
                                                                                   ----                ----

Income tax/(benefit)
    Currently payable                                                         $        1,140       $        836
    Deferred                                                                            (104)               (10)
                                                                              --------------       ------------

    Total                                                                     $        1,036       $        826
                                                                              ==============       ============


The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:


                                                                                   1996                1995
                                                                                   ----                ----

Statutory rate applied to income before income taxes                          $        1,073       $        731
Tax exempt income                                                                        (56)               (53)
Non-deductible reorganization and merger expenses                                          -                 74
Recapture of Burnett's bad debt reserve                                                    -                 61
Other                                                                                     19                 13
                                                                              --------------       ------------

        Total income taxes                                                    $        1,036       $        826
                                                                              ==============       ============

The net deferred tax asset on the consolidated balance sheets at December 31, 1996 and 1995 is comprised of the following components:


                                                                                   1996                1995
                                                                                   ----                ----

Deferred tax assets from:
    Loan loss provisions                                                      $          428       $        282
    Deferred loan fees                                                                    81                106
    Net unrealized loss on available-for-sale securities                                  10                 10
    Other                                                                                 17                 11
                                                                              --------------       ------------
                                                                                         536                409

Deferred tax liabilities for:
    Depreciation                                                                         (30)               (32)
    FHLB stock dividends                                                                 (36)               (11)
                                                                              --------------       ------------
                                                                                         (66)               (43)

Valuation allowance for deferred tax assets                                                -                  -
                                                                              --------------       ------------

       Net deferred tax asset                                                 $          470       $        366
                                                                              ==============       ============


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


NOTE 9 - INCOME TAXES (Continued)

Burnett was allowed a special bad debt deduction, subject to certain limitations. Upon the merger of Burnett into the Bank, this deduction, approximately $212, became subject to tax and an expense of $61 was recorded in 1995.


NOTE 10 - COMMITMENTS

The Bank leases branch facilities from members of the Bank's Board of Directors and is committed under various non-cancelable lease contracts for those facilities that expire at various dates through the year 2005. Expense for leased premises was $351 and $306 for 1996 and 1995. Minimum lease payments at December 31, 1996 for all non-cancelable leases are as follows:


        1997                                              $          374
        1998                                                         375
        1999                                                         377
        2000                                                         379
        2001                                                         372
        Thereafter                                                 1,903
                                                          --------------

           Total minimum lease payments                   $        3,780
                                                          ==============


In addition, in early 1997, management expects to finalize negotiations to lease a new branch facility. The term of the lease is expected to be twenty years and the annual payment $84.

The Company is a party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers including commitments to extend credit. Such commitments involve, to varying degrees, elements of credit and interest-rate risk in excess of the amount recognized in the statement of financial condition. The contract or notional amounts of the commitments reflect the extent of the Company's involvement in such financial instruments.

The Company's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit is represented by the contractual or notional amount of those instruments. The same credit policies are used in making commitments and conditional obligations as those utilized for on-balance sheet instruments.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


NOTE 10 - COMMITMENTS (Continued)

At December 31, 1996 and 1995 these financial instruments are summarized as follows:


                                                                                   1996                1995
                                                                                   ----                ----

Financial instruments which contract amount represents credit risk:
    Unused lines of credit                                                    $       27,149      $      15,906
    Standby letters of credit                                                          1,181                677
    Loan commitments                                                                   1,774              4,842

The unused lines of credit are predominantly variable-rate agreements. The loan commitments are agreements to lend to a customer, provided they accept the terms and conditions offered by the Bank. These commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. At December 31, 1996, none of these commitments were for fixed-rate loans. Since many commitments to make loans or lines of credit expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower, and may include accounts receivable, inventory, property, land and other items.

At December 31, 1996, the Bank was required to have $1,266 on deposit with the Federal Reserve or as cash on hand as reserve.

The Company and the Bank are also subject to claims and lawsuits which arise primarily in the ordinary course of business. It is the opinion of management that the disposition or ultimate resolution of such claims and lawsuits will not have a material adverse effect on the financial position of either company.


NOTE 11 - CAPITAL REQUIREMENTS

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can result in certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the financial statements. These guidelines and the regulatory framework for prompt corrective action involve quantitative measures of capital, assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices as well as qualitative judgments by the regulators about components, risk weightings, and other factors.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------


NOTE 11 - CAPITAL REQUIREMENTS (Continued)

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements. At December 31, 1996, the Bank's capital levels result in it being designated "well capitalized" under these guidelines.

The Company's consolidated and the Bank's (Bank only) capital amounts and ratios at December 31, 1996 are presented below:


                                                                                              Minimum Needed
                                                                                                To Be Well
                                                                Minimum Needed                    Capitalized
                                                                 For Capital                    Under Prompt
                                                                  Adequacy                    Corrective Action
                                    Actual                        Purposes                       Provisions
                                    ------                        --------                       ----------
                          Amount                          Amount                          Amount
                          ($000)              Ratio       ($000)          Ratio            ($000)        Ratio
                          ------              -----       ------          -----           ------        -----

Total capital
  (to Risk
  Weighted
  Assets)
    Consolidated          $19,159             12.38%       $12,378          8%              N/A
    The Bank              $18,751             12.15%       $12,346          8%          $15,433          10%

Tier I Capital
  (to Risk
  Weighted
  Assets)
    Consolidated          $17,407             11.25%       $ 6,189          4%              N/A
    The Bank              $16,999             11.01%       $ 6,173          4%          $ 9,260           6%

Tier 1 Capital
  (to Average
  Assets)
    Consolidated          $17,407              9.22%       $ 7,551          4%              N/A
    The Bank              $16,999              9.02%       $ 7,535          4%          $ 9,419           5%


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 12 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The carrying and fair values of the Company's financial instruments are as follows at December 31:


                                                            1996                               1995
                                                            ----                               ----
                                                  Carrying            Fair           Carrying            Fair
                                                    Value             Value            Value             Value
                                                    -----             -----            -----             -----

Financial assets
    Cash, cash equivalents, and
      deposits with banks                      $      11,447    $      11,447     $      11,132    $      11,132
    Available-for-sale securities                     11,530           11,530             8,831            8,831
    Held-to-maturity securities                       16,815           16,860            17,034           17,183
    Federal Home Loan Bank stock                         629              629               484              484
    Loans (net)                                      152,296          152,548           118,917          119,661

Financial liabilities
    Deposits                                        (171,663)        (172,468)         (136,918)        (137,677)
    Short-term borrowings                             (6,618)          (6,618)           (6,773)          (6,773)
    Notes payable                                       (216)            (216)             (249)            (249)

Off-balance sheet items                                    -                -                 -                -

For purposes of these fair value disclosures, the following assumptions were used:

    The fair value for cash, cash equivalents, Federal Home Loan Bank stock and deposits with banks is considered to approximate cost.

    The fair value for securities is based on quoted market values for the individual securities or for equivalent securities.

    The fair value for loans is based on estimates of the difference in interest rates that the Bank would charge the borrowers for similar such loans with similar maturities made at the indicated date, applied for an estimated time period until the loan is assumed to reprice or be paid.

    The fair value for demand and savings deposits is based on their carrying value.

    The fair value for certificates of deposit is based on estimates of the rate that the Bank would pay on such deposits at the indicated date, applied for the time period until maturity

    The carrying amount of short-term borrowings and notes payable is a reasonable estimate at their fair value.

    The carrying value (which is zero) of off-balance sheet items is considered to be a reasonable estimate of fair value as these instruments are generally variable-rate and short-term in nature, with minimal fees charged.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:


                            CONDENSED BALANCE SHEETS
                           December 31, 1996 And 1995

                                                                                       1996            1995
                                                                                       ----            ----

ASSETS
    Cash                                                                          $         393    $          50
    Investment in subsidiary                                                             16,977           14,959
    Other assets                                                                             15              383
                                                                                  -------------    -------------

                                                                                  $      17,385    $      15,392
                                                                                  =============    =============


SHAREHOLDERS' EQUITY                                                              $      17,385    $      15,392
                                                                                  =============    =============

                                          CONDENSED STATEMENTS OF INCOME
                                      Years Ended December 31, 1996 And 1995

                                                                                       1996            1995
                                                                                       ----            ----

OPERATING INCOME
    Dividends from subsidiary                                                     $         150    $         425

OPERATING EXPENSES                                                                           29              177
                                                                                  -------------    -------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF THE BANK                                    121              248

Equity in undistributed income of the Bank                                                1,998            1,077
                                                                                  -------------    -------------

NET INCOME                                                                        $       2,119    $       1,325
                                                                                  =============    =============

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1996 and 1995
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 13 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                                       1996            1995
                                                                                       ----            ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                    $       2,119    $       1,325
    Adjustments to reconcile net income to net cash from
      operating activities
       Equity in undistributed income of the Bank                                        (1,998)          (1,077)
       Change in other assets and other liabilities                                         368             (235)
                                                                                  -------------    -------------
          Net cash from operating activities                                                489               13

CASH FLOWS FROM INVESTING ACTIVITIES
    Investment in subsidiary bank                                                             -           (1,500)

CASH FLOWS FROM FINANCING ACTIVITIES
    Dividends paid                                                                         (146)               -
    Exercise of stock options                                                                 -            1,537
                                                                                  -------------    -------------
       Net cash from financing activities                                                  (146)           1,537
                                                                                  -------------    -------------

NET CHANGE IN CASH                                                                          343               50

Cash at beginning of year                                                                    50                -
                                                                                  -------------    -------------

CASH AT END OF YEAR                                                               $         393    $          50
                                                                                  =============    =============

Cash received during the year for income taxes                                    $         378    $           -
                                                                                  =============    =============


NOTE 14 - PENDING ACCOUNTING CHANGES

Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Management does not expect the adoption of the Standard to significantly impact the Company's financial position or results of operations.

--------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                               BOARD OF DIRECTORS

ELECTION OF DIRECTORS

         The Amended Articles of Incorporation and By-Laws of BKFC provide for a Board of Directors consisting of not less than nine directors and not more than fifteen directors, divided into three classes. The Board of Directors of BKFC currently consists of thirteen directors, all of whom were elected at the 1996 Annual Meeting of BKFC Stockholders. The four directors whose terms expire in 1997 have been nominated for reelection as directors of BKFC. Each director will be elected for a three-year term. In accordance with BKFC's By-Laws, any vacancy on the Board of Directors may be filled by the Board of Directors for the remainder of the full term of the directorship. Each of the directors of BKFC is also a director of The Bank of Kentucky, Inc. (the "Bank"), BKFC's only subsidiary.

         The Board of Directors proposes the reelection of the following directors for terms expiring in 2000:

                                                        Term        Director of     Director of the     Became Director
  Name                  Age(1)    Position(s) Held     Expires      BKFC Since      Bank Since (2)       of Burnett (3)
  ----                  ---       ----------------     -------      ----------      ----------           ----------

  Harry J. Humpert        71          Director          2000           1995              1995               1946
  Robert B. Sathe         50          Director          2000           1994              1990                  -
  Herbert H. Works        68          Director          2000           1994              1992                  -
  Robert W. Zapp          45          Director          2000           1994              1990               1995

-----------------------------

(1)      As of March 10, 1997.

(2)      BKFC acquired the Bank in 1995.

(3)      BKFC acquired Burnett Federal Savings Bank ("Burnett") and caused it to be merged into the Bank in 1995.


         The following directors will continue to serve after the Annual Meeting for the terms indicated:

                                                               Term      Director of    Director of the    Became Director
  Name                     Age(1)      Position(s) Held       Expires    BKFC Since      Bank Since (2)    of Burnett (3)
  ----                     ---         ----------------       -------    ----------      ----------        ----------

  Rodney S. Cain             58     Secretary and Director     1998         1994              1990                  -
  Ruth Seligman-Doering      56            Director            1998         1994              1990                  -
  R. C. Durr                 77      Chairman and Director     1998         1994              1990                  -
  John J. Flesch             67     Treasurer and Director     1998         1995              1995               1977
  Thomas L. Franxman         55            Director            1998         1995              1995               1970

  David E. Meyer             62            Director            1999         1994              1991                  -
  Dr. John E. Miracle        54            Director            1999         1994              1991                  -
  Mary Sue Rudicill          53            Director            1999         1994              1991                  -
  William E. Snyder          50            Director            1999         1995              1995               1990

-----------------------------

(1)      As of March 10, 1997.

(2)      BKFC acquired the Bank in 1995.

(3)      BKFC acquired Burnett and caused it to be merged into the Bank in 1995.

         Harry J. Humpert is the President of Humpert Enterprises, Inc., a company which operates Klingenberg's Hardware and Paint in Covington, Kentucky. Mr. Humpert became Chairman of the Board of Directors of Burnett in 1990.

         Robert B. Sathe has been a Regional Vice-President of CIGNA Financial Advisors, Inc., for the last sixteen years.

         Herbert H. Works has been the President of Boone-Kenton Lumber for 33 years. Mr. Works served on the Board of Directors of Fifth Third Bank of Boone County from 1980 until 1991, when he resigned in order to serve as a director of the Bank.

         Robert W. Zapp is the President and the Chief Executive Officer of the Bank and BKFC. From June 1988 until January 1990, Mr. Zapp was the President of Fifth Third Bank of Kenton County, formerly Security Bank. Mr. Zapp resigned as President of such institution in order to participate in the organization of the Bank. From January 1982 until June 1988, Mr. Zapp was the Executive Vice President and the Senior Loan Officer of Fifth Third Bank of Boone County.

         Rodney S. Cain was a director of Fifth Third Bank of Boone County, formerly Boone State Bank, from 1977 until January 1990. Mr. Cain has served as the Secretary of the Bank since 1990 and of BKFC since 1994. Mr. Cain is also the Chairman and CEO of Wiseway Supply and has served in that capacity since 1972.

         Ruth M. Seligman-Doering has been the President and the CEO of Charles Seligman Distributing Company, Inc., for the past six years.

         R. C. Durr was one of the founders of Boone State Bank. From the time Boone State Bank was organized in 1971 until Boone State Bank was acquired by Fifth Third Bank in 1985, Mr. Durr was active in the day-to-day management of the activities of the institution. After such acquisition, Mr. Durr served as the Chairman of the Board of Fifth Third Bank of Boone County, the successor to Boone State Bank, until he resigned in order to participate in the organization of the Bank. Mr. Durr has served as the Chairman of the Board of Directors of the Bank since 1990 and of BKFC since 1994.

         John J. Flesch is a retired insurance claims superintendent, having served State Farm Insurance Company in such capacity from 1962 through 1990. Mr. Flesch served as Vice President of Burnett from 1990 until 1995 and has served as Treasurer of BKFC since 1995. He is also a director of the Mother of God Cemetery Association, Inc.

         Thomas L. Franxman is the President and a director of Fleet Tire Service, Inc., a company which operates two retail tire dealerships located in Northern Kentucky. Mr. Franxman has served as the President or Vice President of Fleet Tire for the last six years, becoming President in August 1992. Mr. Franxman served as the President of Burnett from 1990 to 1995.

         David E. Meyer is the President of Wolfpen Associates, a commercial real estate firm, and is the retired President of H. Meyer Dairy Company. Mr. Meyer served as a director of Fifth Third Bank, Northern Kentucky, from 1981 through January 1991.

         John E. Miracle, D.M.D., is a dentist and has been associated with General Family Dentistry in Northern Kentucky for 21 years.

         Mary Sue Rudicill has been the Chairman of Belleview Sand and Gravel, Inc., and Gravelview Trucking Company for fourteen years. Ms. Rudicill is a director of Farmer's Mutual Life Insurance Company and was formerly a director of Fifth Third Bank of Boone County.

         William E. Snyder has been the Manager of Wholesale Operations of Bob Sumerel Tire Co. since December 1996. Prior to such time, Mr. Snyder was the Vice President of Freightliner of Cincinnati, Inc., a company which operates a truck dealership located in Northern Kentucky, for five years. Mr. Snyder also served as the Treasurer of Burnett from 1990 to 1995.

                               EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of BKFC:

Name                                               Position(s) Held
----                                               ----------------

R. C. Durr                             Chairman of the Board
Robert W. Zapp                         President and Chief Executive Officer
Rodney S. Cain                         Secretary
John J. Flesch                         Treasurer

ITEM 10.  EXECUTIVE COMPENSATION

         BKFC does not pay any compensation to its executive officers. Executive officers of the Bank are compensated by the Bank for services rendered to the Bank. Except for the President of the Bank, no director or executive officer of BKFC received more than $100,000 in salary and bonus payments from the Bank during the year ended December 31, 1996. The following table sets forth certain information with respect to compensation paid to the President of the Bank.

                           Summary Compensation Table

-----------------------------------------------------------------------------------------------------------
                                                        Annual Compensation (1)
                                                   ----------------------------------
                                                                                          All Other
                                                                                         Compensation
Name and Principal Position              Year          Salary($)        Bonus($)            ($)(2)
-----------------------------------------------------------------------------------------------------------
Robert W. Zapp, President                1996            $125,000        $50,000             $17,711
                                         1995            $118,000        $21,200             $14,124
                                         1994            $101,115        $30,000             $13,112

-----------------------------

(1) Does not include amounts attributable to other miscellaneous benefits. The cost to BKFC of providing such benefits to Mr. Zapp was less than 10% of his cash compensation.

(2)      Consists of contributions to the Bank's Profit Sharing Plan for Mr. Zapp's account.

DIRECTOR COMPENSATION

         BKFC and the Bank do not pay directors fees. Each director of the Bank, except Mr. Zapp, received a $500 payment in December 1996.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the only persons known to BKFC to own beneficially more than five percent of the Shares as of March 10, 1997:

                                          Amount and Nature                Percentage of
Name and Address(1)                  of Beneficial Ownership(2)         Shares Outstanding

Rodney S. Cain and                        105,823 (3)                        18.14%
   Jacqueline M. Cain

R. C. Durr and
   R. C. Durr Company, Inc.                105,440 (4)                        18.07%

-----------------------------

(1) Mr. and Mrs. Cain, Mr. Durr and R. C. Durr Company, Inc., through Mr. Durr, its sole stockholder, may be contacted in care of BKFC at 1065 Burlington Pike, Florence, Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. All Shares are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.

(3) Consists of 104,854 Shares held jointly by Mr. and Mrs. Cain, 745 Shares owned by David A. Cain, a son of Mr. and Mrs. Cain who resides with them, and 224 Shares held solely by Mr. Cain.

(4) Consists of 70,186 Shares owned by R. C. Durr Company, Inc., and 35,254 Shares owned by Mr. Durr. Mr. Durr is the sole stockholder of R. C. Durr Company, Inc.

         The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of BKFC and by all directors and executive officers of BKFC as a group as of March 10, 1997:

                                                   Amount and Nature of                 Percent of Common
Name and Address(1)                               Beneficial Ownership(2)               Shares Outstanding

Rodney S. Cain                                          105,823 (3)                          18.14%
Ruth Seligman-Doering                                    11,240                               1.93
R. C. Durr                                              105,440 (4)                          18.07
John J. Flesch                                            5,495                                .94
Thomas L. Franxman                                        4,289 (5)                            .74
Harry J. Humpert                                          3,660 (6)                            .63
David E. Meyer                                            7,138                               1.22
Dr. John E. Miracle                                       7,744 (7)                           1.33
Mary Sue Rudicill                                         7,122 (8)                           1.22
Robert B. Sathe                                          11,240                               1.93
William E. Snyder                                         4,291                                .74
Herbert H. Works                                          4,768 (9)                            .82
Robert W. Zapp                                           17,014 (10)                          2.92

All directors and executive officers of
    BKFC as a group (13 persons)                        295,264                              50.60%

------------------------------

(1) Each of the persons listed in this table may be contacted at the address of BKFC, 1065 Burlington Pike, Florence, Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. All Shares are owned with sole voting or investment power by each person listed, unless otherwise indicated by footnote.

(3) Includes 745 Shares owned by a son of Mr. Cain who resides with him and 104,854 Shares owned jointly by Mr. Cain and his wife.

(4) Includes 70,186 Shares owned by R. C. Durr Company, Inc., of which Mr. Durr is the sole stockholder.

(5)      Includes 1,532 Shares owned by Mr. Franxman's wife.

(6)      Includes 1,532 Shares owned by Mr. Humpert's wife.

(7) Includes 1,200 Shares owned by the John E. Miracle Profit Sharing Plan Trust, of which Dr. Miracle is the trustee; 300 Shares owned by the John E. Miracle Pension Plan Trust, of which Dr. Miracle is the Trustee; and 5,386 Shares owned jointly by Dr. Miracle and his wife.

(8) Includes 1,500 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her husband.

(9) Includes 560 Shares owned by a son of Mr. Works who resides with him; 840 Shares owned by Mr. Works' wife; and 2,246 Shares owned jointly by Mr. Works and his wife.

(10) Includes 1,404 Shares owned by Mr. Zapp's wife, 1,010 Shares owned jointly by Mr. Zapp and his wife, and 600 Shares owned by Mr. Zapp's three children, who reside with him.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Bank has extended loans to certain of its and BKFC's directors and executive officers, their affiliates and members of their families. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons and did not present more than the normal risk of collectibility or other unfavorable features.

         The Bank has a lease agreement for office premises located at 1065 Burlington Pike with Mr. Durr, R. C. Durr Company, Inc., Mr. Cain, and Mr. Cain's sons, John S. Cain, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $176,820, $161,972 and $161,972 for the years ended December 31, 1996, 1995 and 1994, respectively. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Weaver Road in Boone County, Kentucky, with Ms. Seligman-Doering and Mr. Sathe as lessors under the lease agreement. Total rental expense under this lease was $58,987 for each of the years ended December 31, 1996, 1995 and 1994. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the husband of Ms. Rudicill. Total rental expense under this lease was $10,051 for each of the years ended December 31, 1996, 1995 and 1994. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer
A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryan E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle's spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of Mr. Meyer. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson are Mr. Works' wife's sons and their wives. The annual rental expense under this lease was $70,563, $70,563 and $43,737 for the years ended December 31, 1996, 1995 and 1994, respectively. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has an oral month-to-month lease agreement for office premises located at 12020 Madison Pike in Nicholson, Kentucky, with Nicholson Properties LLC. R. C. Durr owns 50% of Nicholson Properties LLC. The annual rental expense under this agreement is $24,000.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)      Exhibits

                    Item 2 Agreement and Plan of Reorganization and Merger Agreement and Plan of Merger

                    Item 3     Amended Articles of Incorporation By-Laws

                    Item 10.   Material Contracts/Stock Option Agreements

                    Item 13.   Annual Report to Stockholders

                    Item 20. Proxy Statement for 1997 Annual Meeting of Stockholders

                    Item 21.   Subsidiaries of the Registrant

                    Item 99 Safe Harbor Under the Private Securities Litigation Reform Act of 1995


           (b) No reports on Form 8-K were filed by BKFC during the last quarter of the fiscal year covered by this Report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             THE BANK OF KENTUCKY FINANCIAL
                                              CORPORATION

                                             By  /s/ Robert W. Zapp
                                               --------------------------------
                                                   Robert W. Zapp,
                                                   President, Chief Executive
                                                   Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By /s/ Robert Fulkerson                   By /s/ Rodney S. Cain
  ----------------------------------        ----------------------------------
   Robert Fulkerson,                         Rodney S. Cain,
   Principal Financial Officer               Secretary and Director
   and Principal Accounting
   Officer

Date:  3/21/97                            Date:  3/21/97

By /s/ John J. Flesch                     By /s/ R. C. Durr
----------------------------------          ----------------------------------
   John J. Flesch,                           R.C. Durr,
   Treasurer and Director                    Director

Date:  3/21/97                            Date:  3/21/97

By /s/ Thomas L. Franxman                 By /s/ Harry J. Humpert
----------------------------------           ----------------------------------
   Thomas L. Franxman,                        Harry J. Humpert,
   Director                                   Director

Date:  3/21/97                            Date:  3/21/97

By /s/ David E. Meyer                     By /s/ John E. Miracle
----------------------------------           ----------------------------------
   David E. Meyer,                            John E. Miracle,
   Director                                   Director

Date:  3/21/97                            Date:  3/21/97

By /s/ Mary Sue Rudicill                  By /s/ Robert B. Sathe
----------------------------------           ----------------------------------
    Mary Sue Rudicill,                       Robert B. Sathe,
    Director                                 Director

Date:  3/21/97                            Date:  3/21/97

By /s/ William E. Snyder                  By /s/ Herbert H. Works
----------------------------------           ----------------------------------
    William E. Snyder,                       Herbert H. Works,
    Director                                 Director

Date:  3/21/97                            Date:  3/21/97

                                INDEX TO EXHIBITS

EXHIBIT
NUMBER          DESCRIPTION

     2.1        Agreement and Plan of Reorganization and Merger By and            Incorporated by reference to Form S-4 filed by
                Among The Bank of Kentucky Financial Corporation, The Bank        the Registrant on December 16, 1994, Exhibit 2.
                of Boone County, Inc. and Burnett Federal Savings Bank
                dated June 21, 1994.

     2.2        Agreement and Plan of Merger By and Between The Bank of           Incorporated by reference to Form 8-K dated
                Boone County, Inc. and Burnett Federal Savings Bank and           September 30, 1995, and filed by the
                Approval by The Bank of Kentucky Financial Corporation,           Registrant, Exhibit 2.
                dated June 16, 1995.

     3.1        Articles of Incorporation of The Bank of Kentucky                 Incorporated by reference to Form 8-A filed by
                Financial Corporation, as amended                                 the Registrant on April 28, 1995 (the "8-A"),
                                                                                  Exhibits 2(a), 2(b) and 2(c).

     3.2        By-Laws of The Bank of Kentucky Financial Corporation             Incorporated by reference to the 8-A, Exhibit
                                                                                  2(d).

     10.1       Stock Option Agreement, executed with holders of Burnett          Incorporated by reference to Form S-8 filed on
                Options                                                           May 24, 1995 (the "S-8"), Exhibit 4(c).

     10.2       Stock Option Agreement, executed with holders of BKI              Incorporated by reference to S-8, Exhibit 4(d).
                Options.

     21.        Subsidiaries of the Registrant                                    Incorporated by reference to Exhibit 21 to the
                                                                                  Form 10-KSB filed by the Registrant for the
                                                                                  fiscal year ended December 31, 1995.
     27.        Financial Data Schedule

     99.        Safe Harbor Under the Private Securities Litigation Reform
                Act of 1995