Form 10QSB
period 1997-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 1997-05-15
CIK 934547

                                  FORM 10-QSB

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For Quarterly Period ended March 31, 1997

       [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the transition period from ____________ to ________________

                        Commission File Number: 0-25960

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   ------------------------------------------
                 (Name of small business issuer in its charter)

            Kentucky                                         61-1256535
            --------                                         ----------
  (State or other jurisdiction of                         (I.R.S. Employer
  incorporation or organization)                        Identification Number)

                 1065 Burlington Pike, Florence, Kentucky 41042
                 ----------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (606) 371-2340
                                              --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  Yes  X    No
                                                               ---      ---

As of May 5, 1997, the latest practicable date, 583,489 shares of the Registrant's Common Stock, $5.00 per value per share, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes      No  X
                                                   ---     ---

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     INDEX

FINANCIAL INFORMATION                                                  PAGE

The Bank of Kentucky Financial Corporation
Consolidated Statements of Financial Condition                           1

The Bank of Kentucky Financial Corporation
Consolidated Statements of Income                                        2

The Bank of  Kentucky Financial Corporation
Consolidated Statements of Changes
in Shareholders' Equity                                                  3

The Bank of Kentucky Financial Corporation
Consolidated Statements of Cash Flows                                    4

The Bank of Kentucky Financial Corporation
Notes to Consolidated Financial Statements                               5

The Bank of Kentucky Financial Corporation
Management's Discussion and Analysis of
Financial Condition and Results of Operations                            6

The Bank of Kentucky Financial Corporation
Part II                                                                  8

The Bank of Kentucky Financial Corporation
Signatures                                                               9

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                        MARCH 31          DECEMBER 31
                                                          1997                1996
ASSETS
Cash and cash equivalents                             $    11,527         $    10,762
Interest bearing deposits with banks                          685                 685
Available-for-sale securities                              10,889              11,530
Held-to-maturity securities                                16,660              16,815
Total loans                                               158,528             154,048
     Less:  Allowances for loan losses                      1,809               1,752
                                                      -----------         -----------
               Net loans                                  156,719             152,296
Premises and equipment, net                                 2,671               2,655
FHLB stock, at cost                                         1,239                 629
Accrued interest receivable                                 1,356               1,216
Other assets                                                  255                 532
                                                      -----------         -----------
     Total assets                                     $   202,001         $   197,120
                                                      ===========         ===========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                              $   166,896          $  171,663
Short-term borrowings                                      15,801               6,618
Notes payable                                                 212                 216
Accrued interest payable & other liabilities                1,280               1,238
                                                      -----------         -----------
     Total liabilities                                    184,189             179,735


SHAREHOLDERS' EQUITY
Common stock                                                2,917               2,917
Additional paid-in capital                                  7,478               7,478
Retained earnings                                           7,470               7,012
   Unrealized loss on available-for sale
   securities, net of tax                                     (53)                (22)
                                                      -----------         -----------
     Total shareholders' equity                            17,812              17,385
                                                      -----------         -----------
Total liabilities and shareholders' equity            $   202,001         $   197,120
                                                      ===========         ===========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINACNIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                         1997                       1996
                                                         ----                       ----
INTEREST INCOME
      Loans, including related fees                    $   3,471                  $   2,783
      Securities and other                                   459                        493
                                                       ---------                  ---------
           Total interest income                           3,930                      3,276
                                                       ---------                  ---------

INTEREST EXPENSE
     Deposits                                              1,742                      1,529
     Borrowings                                              137                        104
                                                       ---------                  ---------
          Total interest expense                           1,879                      1,633
                                                       ---------                  ---------

Net interest income                                        2,051                      1,643
Provision for loan losses                                     68                         55
                                                       ---------                  ---------
Net interest income after
     provision for loan losses                             1,983                      1,588
                                                       ---------                  ---------

NON-INTEREST INCOME
     Service charges and fees                                140                         98
     Gain/(loss) on securities                                 0                          0
     Other                                                   108                         49
                                                       ---------                  ---------
          Total non-interest income                          248                        147

NON-INTEREST EXPENSE
     Salaries and benefits                                   677                        523
     Occupancy and equipment                                 240                        214
     Deposit insurance                                         0                          7
     Data processing                                          90                         46
     Other operating expenses                                313                        242
                                                       ---------                  ---------
          Total non-interest income                        1,320                      1,032
                                                       ---------                  ---------

INCOME BEFORE INCOME TAXES                                   911                        703
     Less:  income taxes                                     307                        244
                                                       ---------                  ---------
Net income                                             $     604                  $     459
                                                       =========                  =========

Earnings per share (Note 4)                            $    1.04                  $    0.79

Average shares outstanding                               583,489                    583,489

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                                      1997                        1996
                                                                      ----                        ----
Balance January 1                                                   $ 17,385                   $ 15,392

Net income                                                               604                        459

Cash Dividends Paid                                                     (146)                         0

Change in net unrealized

     gain/(loss) on available-for-sale securities                        (31)                        12
                                                                    --------                   --------

Balance March 31                                                    $ 17,812                   $ 15,863
                                                                    ========                   ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31                                            1997                 1996
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                   $    604             $    459
Adjustments to reconcile net income to net cash
     from operating activities                                                    343                  424
                                                                             --------             --------
     Net cash from operating activities                                           947                  883

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     held-to-maturity securities                                                3,600                1,500
Proceeds from paydowns and maturities of
     available-for-sale securities                                              2,590                3,086
Purchases of held-to-maturity securities                                       (3,445)                (300)
Purchases of available-for-sale securities                                     (1,995)              (1,493)
Net change in loans                                                            (4,488)              (8,773)
Purchase stock in FHLB                                                           (610)                   0
Property and equipment expenditures                                              (100)                 (37)
     Net cash from investing activities                                        (4,448)              (6,017)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                                         (4,767)               4,875
Net change in short-term borrowings                                              9183                  775
Proceeds from FHLB advances                                                         0                    0
Payments on FHLB advances                                                           0                    0
Cash dividends paid                                                              (146)                   0
Payments on note payable                                                           (4)                  (3)
                                                                             --------             --------
     Net cash from financing activities                                         4,266                5,647
                                                                             --------             --------

Net change in cash and cash equivalents                                           765                  513
Cash and cash equivalents at beginning of period                               10,762               11,132
                                                                             --------             --------
Cash and cash equivalents at end of period                                   $ 11,527             $ 11,645
                                                                             ========             ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GENERAL:

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

NOTE 3 - ACCOUNTING CHANGES:

Effective January 1, 1997, the company adopted Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for future transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Adoption of the Standard did not significantly impact the Company's financial position or results of operations.

NOTE 4 - EARNINGS PER SHARE:

Earnings per share have been computed based upon the weighted average number of shares outstanding during the periods presented, adjusted for the business combination.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
          Management's Discussion and Analysis of Financial Condition
                         and the Results of Operations
                                 March 31, 1997

                              FINANCIAL CONDITION

Total assets at March 31,1997 were $202,001,000 compared to $197,120,000 at December 31, 1996, an increase of $4,881,000 (2.48%). Short Term borrowings increased $9,183,000 in the first quarter of 1997 from $6,618,000 at December 31, 1996. The company utilized $9,000,000 of short term FHLB borrowings to offset a cyclical decrease in deposits of $4,767,000 (2.78%) to $166,896,000 at March 31, 1997 compared to $171,663,000 at December 31, 1996 and to fund a $4,480,000 (2.91%) increase in loans to $158,528,000 compared to $154,048,000 at December 31, 1996.

                             RESULTS OF OPERATIONS

GENERAL

Net income was $604,000 ($1.04 per share) for the first quarter of 1997 compared to $459,000 ($.79 per share) for the same period in 1996. This increase was driven by a $408,000 increase in net interest income and a $101,000 increase in non-interest income, partially offset by higher non-interest expenses.

NET INTEREST INCOME

The increase in loan volume was primarily responsible for the large increase in net interest income of $408,000(24.83%) in the first quarter of 1997 to $2,051,000, compared to $1,643,000 for the same period in 1996.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $68,000 for the three months ending March 31, 1997, an increase of $13,000 compared to the $55,000 provision recorded during the same period in 1996. At March 31, 1997 the Bank had $106,000 in non-performing loans or .07% of total loans outstanding. Management believes the reserve was adequate at March 31, 1997.

NON-INTEREST INCOME

Total non-interest income increased during the first quarter of 1997. It rose from $147,000 in 1996 to $248,000 in 1997, an increase of $101,000 (68.70%).
Service charges on deposit accounts totaled $140,000 for the first quarter of 1997, compared to $98,000 for the same period in 1996, an increase of $42,000 (42.85%), driven by increased volume, but also by a fee increase that took place. Other fee income also increased during the first quarter of 1997. It rose to $108,000 for 1997 from $49,000 in 1996, an increase of $59,000 (120.40%). All types of fees showed increases but increased fees related to the sale of mortgage and SBA loans accounted for $26,000 of the increase.

NON-INTEREST EXPENSE

Non-interest expense increased from $1,032,000 in the first quarter in 1996 to $1,320,000 in 1997, an increase of $288,000 (27.90%) more than half of which was due to an increase in salaries and employee benefits. Salary and benefit expenses were $677,000 for the quarter ending March 31, 1997 compared to $523,000 for the same period in 1996, an increase of $154,000 (29.44%). This large increase was due to annual officer merit increases in the first quarter and salary and benefit expenses associated with the staffing of two new branches which opened in April 1996 and November 1996. Introduction of new image technology and an increase in volume contributed to a large increase in data processing expense of $44,000 (95.65%) in the first quarter of 1997 to $90,000, from $46,000 for the same period in 1996. Other operating expenses increased to $313,000 in the first quarter of 1997, from $242,000 for the same period in 1996, an increase of $71,000 (29.99%).

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The corporation has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at March 31, 1997.

The corporations's total shareholders' equity increased $427,000, from $17,385,000 at December 31, 1996 to $17,812,000 at March 31, 1997. In the first quarter of 1997 BKFC paid a cash dividend of $.25 per share totaling $146,000. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 1997, the Bank's leverage and total risk-based ratios were 9.09% and 12.63% respectively, which exceeds the well capitalized threshold.

                  THE BANK OF KENTUCK Y FINANCIAL CORPORATION

                                    PART II

ITEM  1. LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AN REPORTS ON FORM 8 - K

         (a) Exhibit 3.1 Articles of Incorporation of The Bank of Kentucky Financial Corporation, as amended (Incorporated by reference to the Form 8-A filed by Registrant on April 28, 1995 the "8-A", Exhibits 2(a), 2(b), and 2(c).

             Exhibit 3.2 By-Laws of The Bank of Kentucky Financial Corporation (Incorporated by reference to the 8-A, Exhibit 2(d).

             Exhibit 27 Financial Data Schedule.

             Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:     May 9, 1997                        /s/ Robert W. Zapp
        -----------------                    -----------------------------
                                             Robert W. Zapp
                                             President

Date:     May 9, 1997                        /s/ Robert D. Fulkerson
        -----------------                    -----------------------------
                                             Robert D. Fulkerson
                                             Treasurer (Chief Financial Officer)