Form 10QSB
period 1997-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1997-08-13
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For Quarterly Period ended June 30, 1997


   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

            For the transition period from              to
                                          --------------  -------------------

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

                 1065 Burlington Pike, Florence, Kentucky 41042
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (606) 371-2340


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  No
    ---    ---

As of August 8, 1997, the latest practicable date, 1,750,467 shares of the Registrant's Common Stock, $5.00 per value per share, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                          JUNE 30        DECEMBER 31
                                                           1997              1996
                                                         ---------        ---------
ASSETS
Cash and cash equivalents                                $  11,094        $  10,762
Interest bearing deposits with banks                           685              685
Available-for-sale securities                                8,350           11,530
Held-to-maturity securities                                 19,399           16,815
Total loans                                                164,673          154,048
     Less:  Allowances for loan losses                       1,911            1,752
                                                         ---------        ---------
               Net loans                                   162,762          152,296
Premises and equipment, net                                  2,755            2,655
FHLB stock, at cost                                          1,304              629
Accrued interest receivable                                  1,360            1,216
Other assets                                                   493              532
                                                         ---------        ---------
     Total assets                                        $ 208,202        $ 197,120
                                                         =========        =========


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                 $ 171,807        $ 171,663
Short-term borrowings                                       16,190            6,618
Notes payable                                                  209              216
Accrued interest payable & other liabilities                 1,476            1,238
                                                         ---------        ---------
     Total liabilities                                     189,682          179,735


SHAREHOLDERS' EQUITY
Common stock                                                 2,917            2,917
Additional paid-in capital                                   7,478            7,478
Retained earnings                                            8,147            7,012
 Net unrealized holding loss on available-for sale
securities                                                     (22)             (22)
                                                         ---------        ---------
     Total shareholders' equity                             18,520           17,385
                                                         ---------        ---------
Total liabilities and shareholders' equity               $ 208,202        $ 197,120
                                                         =========        =========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                     Three Months                         Six Months
                                                        Ended                                Ended
                                                       June 30                              June 30
                                              1997                1996              1997               1996
                                           -----------        -----------        -----------        -----------
INTEREST INCOME
      Loans, including related fees        $     3,706        $     3,015        $     7,177        $     5,798
      Securities and other                         448                399                907                892
                                           -----------        -----------        -----------        -----------
           Total interest income                 4,154              3,414              8,084              6,690
                                           -----------        -----------        -----------        -----------

INTEREST EXPENSE
     Deposits                                    1,809              1,507              3,551              3,036
     Borrowings                                    179                133                316                237
                                           -----------        -----------        -----------        -----------
          Total interest expense                 1,988              1,640              3,867              3,273
                                           -----------        -----------        -----------        -----------

Net interest income                              2,166              1,774              4,217              3,417
Provision for loan losses                          (99)              (119)              (167)              (174)
                                           -----------        -----------        -----------        -----------
Net interest income after
     provision for loan losses                   2,067              1,655              4,050              3,243
                                           -----------        -----------        -----------        -----------

NON-INTEREST INCOME
     Service charges and fees                      163                113                303                211
     Gain/(loss) on securities                       0                  0                  0                  0
     Other                                         139                118                247                167
                                           -----------        -----------        -----------        -----------
          Total non-interest income                302                231                550                378

NON-INTEREST EXPENSE
     Salaries and benefits                         685                565              1,362              1,088
     Occupancy and equipment                       248                222                488                436
     Deposit insurance                               7                  5                  7                 12
     Data processing                                95                 46                185                 92
     Other                                         311                267                624                509
                                           -----------        -----------        -----------        -----------
          Total non-interest expense             1,346              1,105              2,666              2,137
                                           -----------        -----------        -----------        -----------

INCOME BEFORE INCOME TAXES                       1,023                781              1,934              1,484
     Less:  income taxes                          (346)              (273)              (653)              (517)
                                           -----------        -----------        -----------        -----------
NET INCOME                                 $       677        $       508        $     1,281        $       967
                                           ===========        ===========        ===========        ===========


Earnings per share (Note 4)                $       .38        $       .29        $       .73        $       .55

Average shares outstanding                   1,750,467          1,750,467          1,750,467          1,750,467

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                          1997            1996
                                                        --------        --------
Balance January 1                                       $ 17,385        $ 15,392

Net income                                                 1,281             967

Cash dividends paid                                         (146)           (145)

Change in net unrealized
     gain/(loss) on available-for-sale securities              0             (38)
                                                        --------        --------

Balance June 30                                         $ 18,520        $ 16,176
                                                        ========        ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE SIX MONTHS ENDED JUNE 30                         1997            1996

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                             $  1,281        $    967
Adjustments to reconcile net income to net cash
     from operating activities                              455             708
                                                       --------        --------
     Net cash from operating activities                   1,736           1,675

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     held-to-maturity securities                          6,970           2,515
Proceeds from paydowns and maturities of
     available-for-sale securities                        5,180           3,980
Purchases of held-to-maturity securities                 (9,545)           (300)
Purchases of available-for-sale securities               (1,995)         (5,503)
Net change in loans                                     (10,633)        (18,634)
Purchase stock in FHLB                                     (675)           (114)
Property and equipment expenditures                        (269)           (295)
                                                       --------        --------
     Net cash from investing activities                 (10,967)        (18,351)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                      144          11,383
Net change in short-term borrowings                       9,572           3,238
Proceeds from exercise of stock options
Cash dividends paid                                        (146)           (145)
Payments on note payable                                     (7)             (7)
                                                       --------        --------
     Net cash from financing activities                   9,563          14,469
                                                       --------        --------

Net change in cash and cash equivalents                     332          (2,207)
Cash and cash equivalents at beginning of period         10,762          11,132
                                                       --------        --------
Cash and cash equivalents at end of period             $ 11,094        $  8,925
                                                       ========        ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

NOTE 4 - EARNINGS PER SHARE:

Earnings per share have been computed based upon the weighted average number of shares outstanding during the periods presented, adjusted for the business combination. In the second quarter the Company declared a three for one stock dividend resulting in there being 1,750,467 shares outstanding. All share and per share data has been has been restated to reflect the stock dividend.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                  JUNE 30, 1997

                               FINANCIAL CONDITION

Total assets at June 30, 1997 were $208,202,000 compared to $197,120,000 at December 31, 1996, an increase of $11,082,000 (5.6%). This increase was primarily due to an increase in loans of $10,625,000, from $154,048,000 at December 31, 1996 to $164,673,000 at June 30,1997. This growth was funded by an increase in short term borrowings of $9,572,000 (144.6%), from $6,618,000 at December 31, 1996 to $16,190,000 at June 30,1997. Short-term borrowings at December 31, 1996 consisted only of customer repurchase agreements. At June 30, 1997, repurchase agreements totaled $6,535,000 and short-term advances from the Federal Home Loan Bank (FHLB) totaled $9,655,000. FHLB advances are secured by a blanket lien on the Company's mortgage loan portfolio (i.e., each and every one to four family residential mortgage). The FHLB advances are overnight borrowings with interest paid monthly based upon current federal funds rates. Total deposits increased $4,911,000 in the second quarter from a cyclical low of $166,896,000 at March 31,1997 to $171,807,000 at June 30,1997 and are up
$144,000 from December 31, 1996.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date increased significantly from $967,000 in 1996 to $1,281,000 in 1997, an increase of $314,000 (32.4%). Net income for the quarter ended June 30, 1997 was $677,000 ($.38 per share) compared to $508,000 ($.29 per share) during the same period in 1996, an increase of $169,000 (33.3%). The increase in earnings was driven by improvements in net interest and non-interest income offset by higher non-interest expense.

NET INTEREST INCOME

Net interest income increased $392,000 (22.1%) in the second quarter of 1997 over the same period in 1996, while the year to date total increased $800,000 (23.4%) from $3,417,000 in 1996 to $4,217,000 in 1997. The increase in net interest income was driven by the continued growth of the loan portfolio.

PROVISION FOR LOAN LOSSES

The loan loss provision was $167,000 for the six months ended June 30,1997 compared to $174,000 recorded in the same period in 1996. The ratio of non-performing loans to total loans outstanding was at .18% at June 30,1997. The Bank has incurred year to date net charge-offs of only $8,000 through June 30, 1997. Based upon their quarterly analysis of the loan portfolio, management is satisfied that the allowance for loan losses is adequate at June 30, 1997.

NON-INTEREST INCOME

Non-interest income increased $172,000 (45.5%) to $550,000 through June 30,1997, compared to $378,000 for the same period in 1996. Service charges on deposits increased $50,000 (44.2%) in the second quarter, to $163,000 for the period ending June 30,1997 compared to $113,000 for the same period in 1996. This increase was consistent with the first quarter increase. Other fees increased $80,000 (47.9%) to $247,000 through June 30,1997, compared to $167,000 for the same period in 1996. Additional gains on the sale of mortgage loans and increased credit life insurance commissions accounted for $50,000 of the increase in other fees, year to date.

NON-INTEREST EXPENSE

Non-interest expense increased $241,000 (21.8%) in the second quarter of 1997, with year to date expenses increasing $529,000 (24.7%) to $2,666,000 through June 30, 1997 compared to $2,137,000 for the same period in 1996. Salary and benefit expenses continued to account for slightly more than half of the increase, with year to date expenses of $1,362,000 through June 30, 1997, compared to $1,088,000 for the same period in 1996, an increase of $274,000 (25.2%). This large increase was due to salary and benefit expense associated with the staffing of two new branches in 1996 along with annual merit increases. Data processing expense increased $93,000 (100%) through the first six months of 1997 to$185,000 from $92,000 for the same period last year. Introduction of image technology in the third quarter of 1996 and an increase in volume contributed to the large increase in data processing expense. Other operating expenses increased $115,000 (22.6%) through June 30, 1997 to $624,000 from $509,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at June 30, 1997. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 1997, the Bank's leverage and total risk-based ratios were 8.99% and 12.50% respectively, which both exceed the well capitalized threshold.

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



Date:     August 8, 1997                     /s/ Robert W. Zapp
       --------------------                  -----------------------------------
                                             Robert W. Zapp
                                             President

Date:     August 8, 1997                     /s/ Robert D. Fulkerson
       --------------------                  -----------------------------------
                                             Robert D. Fulkerson
                                             Treasurer (Chief Financial Officer)