Form 10QSB
period 1997-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1997-11-14
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

     [ X ]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES
                EXCHANGE ACT OF 1934

              For Quarterly Period ended September 30, 1997


     [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES
                EXCHANGE ACT OF 1934

              For the transition period from              to
                                            --------------  ---------------

                         Commission File Number: 0-25960
                                                 -------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                ------------------------------------------------
                 (Name of small business issuer in its charter)

                      Kentucky                             61-1256535
            ------------------------------            ----------------------
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

As of October 15, 1997, the latest practicable date, 1,750,467 shares of the Registrant's Common Stock, $5.00 per value per share, were issued and outstanding.

Transitional Small Business Disclosure Format Yes      No  X
                                                 -----   -----

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                      INDEX

FINANCIAL INFORMATION                                                          PAGE
                                                                               ----

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


                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                    SEPTEMBER 30    DECEMBER 31
                                                        1997           1996
ASSETS
Cash and cash equivalents                            $   9,311     $  10,762
Interest bearing deposits with banks                       560           685
Available-for-sale securities                            8,341        11,530
Held-to-maturity securities                             21,752        16,815
Total loans                                            178,871       154,048
     Less: Allowances for loan losses                    2,060         1,752
                                                     ---------     ---------
               Net loans                               176,811       152,296
Premises and equipment, net                              3,014         2,655
FHLB stock, at cost                                      1,853           629
Accrued interest receivable                              1,478         1,216
Other assets                                               529           532
                                                     ---------     ---------
     Total assets                                    $ 223,649     $ 197,120
                                                     =========     =========


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                             $ 184,162     $ 171,663
Short-term borrowings                                   18,338         6,618
Notes payable                                              205           216
Accrued interest payable & other liabilities             1,623         1,238
                                                     ---------     ---------
     Total liabilities                                 204,328       179,735


SHAREHOLDERS' EQUITY
Common stock                                             2,917         2,917
Additional paid-in capital                               7,478         7,478
Retained earnings                                        8,926         7,012
 Net unrealized holding loss on available-for sale
securities                                                   0           (22)
                                                     ---------     ---------
     Total shareholders' equity                         19,321        17,385
                                                     ---------     ---------
Total liabilities and shareholders' equity           $ 223,649     $ 197,120
                                                     =========     =========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                               Three Months                    Nine Months
                                                   Ended                         Ended
                                               September 30                   September 30
                                           1997           1996           1997           1996
                                           ----           ----           ----           ----
INTEREST INCOME
      Loans, including related fees    $     3,988    $     3,249    $    11,165    $     9,047
      Securities and other                     494            441          1,401          1,333
                                       -----------    -----------    -----------    -----------
           Total interest income             4,482          3,690         12,566         10,380
                                       -----------    -----------    -----------    -----------

INTEREST EXPENSE
     Deposits                                1,962          1,652          5,513          4,688
     Borrowings                                193            137            509            374
                                       -----------    -----------    -----------    -----------
          Total interest expense             2,155          1,789          6,022          5,062
                                       -----------    -----------    -----------    -----------

Net interest income                          2,327          1,901          6,544          5,318
Provision for loan losses                     (150)          (135)          (317)          (309)
                                       -----------    -----------    -----------    -----------
Net interest income after
     provision for loan losses               2,177          1,766          6,227          5,009
                                       -----------    -----------    -----------    -----------

NON-INTEREST INCOME
     Service charges and fees                  186            116            489            327
     Gain/(loss) on securities                   0              0              0              0
     Other                                     172             66            419            233
                                       -----------    -----------    -----------    -----------
          Total non-interest income            358            182            908            560

NON-INTEREST EXPENSE
     Salaries and benefits                     699            561          2,061          1,649
     Occupancy and equipment                   260            213            748            649
     Deposit insurance                           7             60             14             72
     Data processing                            96             59            281            151
     Other                                     312            274            936            783
                                       -----------    -----------    -----------    -----------
          Total non-interest expense         1,374          1,167          4,040          3,304
                                       -----------    -----------    -----------    -----------

INCOME BEFORE INCOME TAXES                   1,161            781          3,095          2,265
     Less:  income taxes                      (382)          (268)        (1,035)          (785)
                                       -----------    -----------    -----------    -----------
NET INCOME                             $       779    $       513    $     2,060    $     1,480
                                       ===========    ===========    ===========    ===========

Earnings per share (Note 4)            $       .44    $       .29    $      1.18    $       .84
Dividends per share                                                        0.085          0.085
Average shares outstanding               1,750,467      1,750,467      1,750,467      1,750,467

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                       1997        1996
                                                       ----        ----
Balance January 1                                   $ 17,385    $ 15,392

Net income                                             2,060       1,480

Cash dividends paid                                     (146)       (145)

Change in net unrealized
     gain/(loss) on available-for-sale securities         22         (49)
                                                    --------    --------

Balance September 30                                $ 19,321    $ 16,678
                                                    ========    ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE NINE MONTHS ENDED SEPTEMBER 30                1997         1996

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                         $  1,281    $  1,480
Adjustments to reconcile net income to net cash
     from operating activities                          455       1,121
                                                   --------    --------
     Net cash from operating activities               1,736       2,601

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     held-to-maturity securities                      6,970       4,065
Proceeds from paydowns and maturities of
     available-for-sale securities                    5,180       4,581
Purchases of held-to-maturity securities             (9,545)     (1,555)
Purchases of available-for-sale securities           (1,995)     (7,496)
Net change in loans                                 (10,633)    (27,572)
Purchase stock in FHLB                                 (675)       (123)
Property and equipment expenditures                    (269)       (535)
                                                   --------    --------
     Net cash from investing activities             (10,967)    (28,635)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                  144      20,956
Net change in short-term borrowings                   9,572       3,743
Proceeds from exercise of stock options                   0           0
Cash dividends paid                                    (146)       (145)
Payments on note payable                                 (7)        (10)
                                                   --------    --------
     Net cash from financing activities               9,563      24,544
                                                   --------    --------

Net change in cash and cash equivalents                 332      (1,490)
Cash and cash equivalents at beginning of period     10,762      11,132
                                                   --------    --------
Cash and cash equivalents at end of period         $ 11,094    $  9,642
                                                   ========    ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

NOTE 1 - BASIS OF PRESENTATION:
-------------------------------
The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GENERAL:
-----------------
These financial statements were prepared in accordance with the instructions for Form 10Q-SB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for the adoption of the required accounting changes described in Note 3, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

NOTE 3 - ACCOUNTING CHANGES:
----------------------------
Effective January 1, 1997, the company adopted Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revised the accounting for future transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. Adoption of the Standard did not significantly impact the Company's financial position or results of operations.

NOTE 4 - EARNINGS PER SHARE:
----------------------------
Earnings per share have been computed based upon the weighted average number of shares outstanding during the periods presented, adjusted for the effect of common stock equivalents, if significant. The stock option plan described below did not have a significantly dilutive effect at September 30, 1997.

In the second quarter the company declared a three for one stock dividend resulting in 1,750,467 shares outstanding. Earnings per share for the current and prior periods have been restated to reflect the stock dividend.

NOTE 5 - STOCK OPTION PLAN:
---------------------------
In 1997 the Company's shareholders approved a Stock Option Plan which reserved 360,000 shares of common stock for granting options to directors and officers. Under the terms of the plan, options will be granted at prices equal to or higher than the fair value of shares at the grant date and will have a term of ten years. During 1997 the Company granted 500 options, a total of 6,000 options, to each non-employee director at a price of $18.25 per share.

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1997

                               FINANCIAL CONDITION

Total assets at September 30, 1997 were $223,649,000 compared to $197,120,000 at December 31, 1996, an increase of $26,529,000 (13.46%). This increase was primarily due to a 16.11% increase in loans ($24,823,000) from $154,048,000 at December 31, 1996 to $178,871,000 at September 30,1997, with $14,198,000 of this growth occurring in the third quarter. The loan growth was funded by an increase in deposits of $12,355,000 in the third quarter, from $171,807,000 at June 30,1997 to $184,162,000 at September 30, 1997 and an increase of $2,148,000 in short term borrowings from $16,190,000 at June 30, 1997 to $18,338,000 at September 30, 1997. For the year, short term borrowings, which consist of customer repurchase agreements and overnight borrowings from the Federal Home Loan Bank (FHLB), have increased from $6,618,000 to $18,338,000. Almost all of that increase results from increased FHLB borrowings.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date increased significantly, from $1,480,000 in 1996 to $2,060,000 in 1997, an increase of $580,000 (39.2%). Net income for the quarter ended September 30, 1997 was $779,000 ($.44 per share) compared to $513,000 ($.29 per share) during the same period in 1996, an increase of $266,000 (51%). The increase in earnings was driven by improvements in net interest income and non interest income.


NET INTEREST INCOME

Net interest income increased $426,000 (22.4%) in the third quarter of 1997 over the same period in 1996, while the year to date total increased $1,226,000 (23.1%) from $5,318,000 in 1996 to $6,544,000 in 1997. The increase in net interest income was driven by the continued growth in the loan portfolio.


PROVISION FOR LOAN LOSSES

The loan loss provision was $317,000 for the nine months ended September 30,1997 compared to $309,000 recorded in the same period in 1996. The ratio of non-performing loans to total loans outstanding was at .06% at September 30,1997. The Bank has incurred net charge-offs of $9,000 through September 30, 1997 and the allowance for loan losses as a percent of total loans is 1.15% at September 30, 1997. Based upon their quarterly analysis of the loan portfolio, management is satisfied that the allowance for loan losses is adequate at September 30, 1997.


NON INTEREST INCOME

Total non interest income increased $348,000 (62.1%) to $908,000 through September 30,1997, compared to $560,000 for the same period in 1996. Service charges on deposits increased $70,000 (60.3%) in the third quarter over the same period in 1996, while the year to date total increased $162,000 (49.5%) from $327,000 in 1996 to $489,000 in 1997. This increase is driven primarily by higher deposit volumes. Other fees increased $186,000 (79.8%) to $419,000 through September 30,1997, compared to $233,000 for the same period in 1996. Increased income from the sale of mortgage loans into the secondary market and from credit life insurance commissions accounted for approximately $90,000 of the increase in other fees.

NON INTEREST EXPENSE

Non interest expense increased $736,000 (22.3%) to $4,040,000 through September 30, 1997, compared to $3,304,000 for the same period in 1996. The growth of non interest expense slowed in the third quarter to $207,000 (17.7%) compared to $241,000 (21.8%) in the second quarter of 1997 over the same periods in 1996. Salary and benefit expenses continued to account for approximately half of the increase with a year to date total of $2,061,000, compared to $1,649,000 for the same period in 1996, an increase of $412,000 (25.0%). This large increase was due to salary and benefit expense associated with the staffing of two new branches in 1996 along with annual merit increases. Data processing expense increased $130,000 (86.1%) through the first nine months of 1997 to $281,000 from $151,000 for the same period last year. Introduction of image technology in the third quarter of 1996 and an increase in volume contributed to the increase in data processing expense. Other operating expenses increased $153,000 (19.5%) through September 30, 1997 to $936,000 from $783,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at September 30, 1997. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 1997, the Bank's leverage and total risk-based ratios were 8.6 % and 12.1 % respectively, which exceed the well capitalized threshold.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities
         ---------------------

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

         Not applicable

ITEM 5.  Other Information
         -----------------

         Not applicable

ITEM 6.  Exhibits an Reports on Form 8 - K
         ---------------------------------

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

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:         November 8, 1997                  /s/ Robert W. Zapp
       -----------------------------------      -----------------
                                                Robert W. Zapp
                                                President


Date:         November 8, 1997                  /s/ Robert D. Fulkerson
       -----------------------------------      -----------------------
                                                Robert D. Fulkerson
                                                Treasurer (Chief Financial Officer)