Form 10KSB40
period 1997-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 1998-03-31
CIK 934547

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

      [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

             For the Fiscal Year December 31, 1997

                                       OR

      [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

             For the transition period from______________to___________________

                         Commission File Number: 0-25960

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   ------------------------------------------
                 (Name of small business issuer in its charter)

          Kentucky                                       61-1256535
-------------------------------                          ----------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                   ----------
      Securities registered pursuant to Section 12(g) of the Exchange Act:
                     Common Stock, $5.00 par value per share
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
Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 ---
State the issuer's revenues for its most recent fiscal year:  $18.6 million
                                                              -------------
The issuer's Common Stock is not quoted or traded on any established trading market. Using the most recent trade price of which management is aware of $26.37 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 15, 1998 was $23.2 million.

At March 15, 1998, there were 1,753,967 shares of the Registrant's Common Stock issued and outstanding.

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

         Formed in 1990 to engage in the commercial banking business, BKI provides a variety of community-oriented consumer and commercial financial services to customers throughout Northern Kentucky. The principal business activity of BKI consists of accepting consumer and commercial deposits and using such deposits to fund residential and non-residential real estate loans and commercial, consumer, construction and land development loans. BKI's primary market area for both loans and deposits includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in Northern Kentucky. Service is provided to the market area through the main office of the Bank and three branch offices in Boone County, four branch offices in Kenton County and two branch offices in the City of Florence.

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

         The deposits of BKI are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 1997, approximately 93%, or $184 million, of BKI's deposits were insured in the Bank Insurance Fund ("BIF") and 7%, or $15 million, which represent deposits deemed to have been acquired in the Merger from Burnett, were insured in the Savings Association Insurance Fund ("SAIF"). Because of the FDIC-insured deposits, BKI is subject to regulation, supervision and examination by the FDIC. See "Regulation of BKI"; "Regulatory Capital Requirements" and "Dividend Restrictions." In September 1996 Congress passed legislation to recapitalize the SAIF by approving a special assessment on SAIF deposits. The Bank of Kentucky paid a special assessment of $54,000 in the third quarter of 1996.

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

LENDING ACTIVITIES

         GENERAL. As a commercial bank, BKI offers a wide variety of loans. Among BKI's lending activities are the origination of loans secured by first mortgages on nonresidential real estate; loans secured by first mortgages on one-to four-family residences; commercial loans secured by various assets of the borrower; unsecured consumer loans and consumer loans secured by automobiles, boats and recreational vehicles; and construction and land development loans secured by mortgages on the underlying property.

         The following table sets forth the composition of BKI's loan portfolio by type of loan at the dates indicated:

                                                                              At December 31,
                                                 -----------------------------------------------------------------------
                                                         1997                       1996                       1995
                                                 -------------------         ------------------         -----------------
                                                 Amount           %          Amount          %          Amount          %
                                                 ------           -          ------          -          ------          -
                                                                               (In thousands)
Type of Loan:
   Nonresidential real estate loans             $ 62,932         34.6%       $52,312        33.9%      $ 42,841       35.5%
   One- to four-family residential real
     estate loans                                 51,734         28.5         44,819        29.0         38,871       32.2
   Commercial loans                               49,172         27.0         37,803        24.5         24,979       20.7
   Consumer loans                                  8,073          4.4          8,617         5.6          8,327        6.9
   Construction and land development loans         8,482          4.7          7,432         4.8          4,141        3.4
   Municipal obligations                           1,475           .8          3,390         2.2          1,513        1.3
                                                 -------        -----        -------       -----        -------      -----
        Total loans                              181,868        100.0%       154,373       100.0%       120,672      100.0%
                                                                ======                     ======                    ======
Less:
   Deferred loan fees                                374                         325                        340
   Allowance for loan losses                       2,078                       1,752                      1,415
                                                --------                    --------                   --------
     Net loans                                  $179,416                    $152,296                   $118,917
                                                ========                    ========                   ========


        LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 1997, regarding the dollar amount of loans maturing in BKI's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 1997.


                                                              Due after 1
                                                               year to 5    Due after 5
                                   Due within one year           years         years       Total
                                   -------------------       ------------   -----------    -----
                                                              (In thousands)
Commercial loans                          $30,187               $17,904        $1,081     $49,172
Construction and land
   development loans                        8,482                    --            --       8,482
                                          -------               --------       ------     -------
     Total                                $38,669               $17,904        $1,081     $57,654
                                          =======               =======        ======     =======

Interest sensitivity:
   With fixed rates                                             $ 7,327        $  428
   With variable rates                                           10,577           653
                                                                -------        ------
     Total                                                      $17,904        $1,081
                                                                =======        ======


         NONRESIDENTIAL REAL ESTATE LOANS. BKI makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either each year or every three years based upon the interest rates of either the applicable one- or three-year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

         BKI limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the "LTV") on nonresidential real estate loans made by BKI is 80%, subject to certain exceptions.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a down-turn in the economy or due to any other reason, for example, the borrower's ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, BKI generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property's valuation.

         At December 31, 1997, BKI had a total of $63 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 35% of BKI's total loans at such date. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         ONE- TO FOUR-FAMILY RESIDENTIAL REAL ESTATE LOANS. BKI originates permanent conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located in the Northern Kentucky area. BKI also originates a limited amount of loans for the construction of one- to four-family residences and home equity loans secured by second mortgages on one- to four-family residential real estate. See "Construction and Land Development Loans." Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. BKI does not originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

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

         The aggregate amount of BKI's residential real estate loans equaled approximately $52 million at December 31, 1997, and represented 27% of total loans at such date. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         COMMERCIAL LOANS. BKI offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to BKI's prime interest rate. Commercial loans typically have terms of five years.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, BKI generally obtains the personal guarantees of one or more of the principals backing the borrower. At December 31, 1997, BKI had $49 million, or 27% of total loans, invested in commercial loans. See "Delinquent Loans, Nonperforming
Assets and Classified Assets" for information regarding nonperforming loans of this type.

         CONSUMER LOANS. BKI makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years.

         Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans which are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 1997, BKI had $8 million, or 4% of total loans, invested in consumer loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

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

         Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, BKI must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 1997, a total of $8 million, or approximately 5% of BKI's total loans, consisted of construction and land development loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         MUNICIPAL OBLIGATIONS. BKI makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for BKI. At December 31, 1997, BKI had $1 million invested in municipal obligation loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         LOAN SOLICITATION AND PROCESSING. BKI's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by BKI's lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, BKI obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Loan Committee for approval or rejection. If, however, the loan amount is in excess of $1,250,000, the loan will be submitted to the Board of Directors for approval or rejection.

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

         STATE LENDING LIMIT. Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30%, if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1997, the maximum which the Bank could lend to any one borrower generally equaled $2.6 million and equaled $3.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

         LOAN ORIGINATION AND OTHER FEES. BKI realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services.

        Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

         DELIQUENT LOANS, NONPERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, BKI attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.

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

        The aggregate amounts of BKI's classified assets at December 31, 1997, was as follows:

                                           At December 31, 1997
                                           --------------------
                                              (In thousands)

Substandard (risk rating 6)                          $ 5
Doubtful (risk rating 7)                              82
Loss (risk rating 8)                                   -
                                                     ---

Total classified assets                              $87
                                                     ===


        The following table reflects the amount of loans in delinquent status as of December 31, 1997:

Loans delinquent
  30 to 59 days                                 $2,056
  60 to 89 days                                    148
  90 or more days                                  123
                                                ------

    Total delinquent loans                      $2,327
                                                ======

Ratio of total delinquent loans to total
  loans                                           1.28%
                                                 =====


        The following table sets forth information with respect to BKI's nonperforming assets for the periods indicated. During the periods shown, BKI had no restructured loans within the meaning of FAS No. 15. In addition, effective January 1, 1995, BKI implemented Financial Accounting Standard No. 114/118 (FAS 114) which changed the manner in which the allowance was computed for loans identified as "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 1997 BKI had no impaired loans. Management evaluates all loans selected for specific review during the quarterly allowance analysis for impairment. Generally, that analysis will not address smaller balance consumer credits.

                                                                          At December 31,
                                                                          ---------------
                                                              1997             1996             1995            1994
                                                              ----             ----             ----            ----
                                                                              (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate:
     Nonresidential                                           $  0               $  0           $  0             $  0
     Residential                                                 0                  0             62                0
     Construction                                                0                  0              0                0
     Commercial                                                 82                 14              0                0
       Consumer and other                                        0                  0              0                0
                                                              ----               ----            ---             ----
         Total                                                  82                 14             62                6
                                                              ----               ----            ---             ----

Accruing loans which are contractually past due 90
  days or more:
   Real estate:
     Nonresidential                                              0                  0              0                0
     Residential                                                 0                 37             65               88
     Construction                                                0                  0              0                0
     Commercial                                                101                  0             25                0
     Consumer and other loans                                   22                  0              0                6
                                                              ----               ----            ---             ----
          Total                                                123                 37             90               94
                                                              ----               ----            ---             ----

Total of non-accrual and 90 days past due loans               $205               $ 51           $152             $100
                                                              ====               ====           ====             ====

Percentage of total loans                                      .11%               .03%           .13%             .09%
                                                              ====               ====            ===             ====

Other nonperforming assets(2)                                 $  0               $  0           $  0             $  0
                                                              ====               ====            ===             ====

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


         ALLOWANCE FOR LOAN LOSSES. BKI maintains an allowance for loan losses to provide a valuation allowance for loans that might not be repaid. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical trends in the level of nonperforming assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. Due to a limited amount of historic experience, BKI's provisions since incorporation have been influenced by national loan loss experience applied to the portfolio outstanding. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1997, BKI's allowance for loan losses totaled $2.1 million.

         The following table sets forth an analysis of BKI's allowance for losses for the periods indicated:

                                                                     Year ended at December 31,
                                                     --------------------------------------------------------
                                                     1997              1996              1995            1994
                                                     ----              ----              ----            ----
                                                                       (Dollars in thousands)
Balance of allowance at beginning of period           $1,752           $1,415          $1,190            $  957
Recoveries of loans previously charged off:
   Commercial loans                                        0                8              20                 0
   Consumer loans                                         16                2               3                 4
   Mortgage loans                                          0                0               6                 0
                                                     -------          -------          ------           -------
     Total recoveries                                     16               10              29                 4
                                                     -------          -------          ------           -------
Loans charged off:
   Commercial loans                                       11               43              40               132
   Consumer loans                                         31               10              17                 0
   Mortgage loans                                          0               19              10                 0
                                                     -------           -------          ------          -------
     Total charge-offs                                    42               72              67               132
                                                     -------          -------          ------           -------
     Net charge-offs                                     (26)             (62)            (38)             (128)
Provision for loan losses                                352              399             263               361
                                                     -------          -------          ------           -------
Balance of allowance at end of period                 $2,078           $1,752          $1,415            $1,190
                                                     =======          =======          ======           =======
Net charge-offs to average loans outstanding
   for period                                            .02%             .04%            .03%              .13%
                                                     =======          =======          ======           =======
Allowance at end of period to loans at end of
   period                                               1.14%            1.14%           1.18%             1.10%
                                                     =======          =======          ======           =======
Allowance to nonperforming loans at end of
   period                                            1,013.6%         3,435.3%          930.9%          1,190.0%
                                                     =======          =======          ======           =======


        The following table provides an allocation of BKI's allowance for possible loan losses as of each of the following dates:

                                                              At December 31,
                                        ----------------------------------------------------------
                                        1997               1996             1995              1994
                                        ----               ----             ----              ----
                                                             (In thousands)
Loan type
   Commercial                           $1,000               $  886           $  678         $  552
   Real estate                             819                  671              590            498
   Consumer                                259                  195              147            140
                                        ------               ------           ------         ------
     Total allowance for loan
       losses                           $2,078               $1,752           $1,415         $1,190
                                        ======               ======           ======         ======


         BKI increased its allowance for loan losses from $1.8 million at December 31, 1996, to $2.1 million at December 31, 1997, due primarily to growth in the loan portfolio and to current and anticipated economic conditions. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See
Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

INVESTMENT ACTIVITIES

         The investment policy of BKI is both to manage the utilization of excess funds and to provide for liquidity needs of BKI as loan demand and daily operations dictate. BKI's federal income tax position is a consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 10 years are considered when the net yield exceeds that of taxable securities and BKI's effective tax rate warrants such investments.

         The following table sets forth the composition of BKI's securities portfolio, at the dates indicated:

                                                                                At December 31,
                                             ------------------------------------------------------------------------------------
                                                        1997                          1996                           1995
                                                        ----                          ----                           ----

                                              Amortized        Fair        Amortized        Fair          Amortized          Fair
                                                 Cost          Value          Cost          Value            Cost            Value
                                                 ----          -----          ----          -----            ----            -----
                                                                                (In thousands)
Held-to-maturity securities:

   U.S. Government obligations                 $ 2,500        $ 2,506        $ 5,741        $ 5,789          $ 7,340        $ 7,484
   U.S. Government agency obligations           19,636         19,675          9,585          9,579            8,091          8,089
   Municipal and other obligations               2,123          2,138          1,489          1,492            1,603          1,610
                                               -------        -------        -------        -------          -------        -------

     Total held-to-maturity securities         $24,259        $24,319        $16,815        $16,860          $17,034        $17,183
                                               =======        =======        =======        =======          =======        =======

Available-for-sale securities:

   U.S. Government obligations                 $   998        $ 1,000        $     0        $     0          $   502        $   506
   U.S. Government agency obligations            7,333          7,315         11,564         11,530            8,361
   Municipal and other obligations                   0              0              0              0               --             --
                                               -------        -------        -------        -------          -------        -------

     Total available-for-sale securities       $ 8,331        $ 8,315        $11,564        $11,530          $ 8,863        $ 8,831
                                               =======        =======        =======        =======          =======        =======


         The following table sets forth the amortized cost of BKI's securities portfolio at December 31, 1997 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

                                              Maturing within            Maturing after one
                                                 one year               and within five years                Total
                                          -----------------------      ----------------------       ----------------------
                                          Amortized       Average      Amortized      Average       Amortized      Average
                                            Cost           Yield          Cost         Yield           Cost         Yield
                                            ----           -----          ----         -----           ----         -----
                                                                        (Dollars in thousands)
Held-to-maturity:
   U.S. Government obligations             $ 1,499         7.00%         $ 1,001         5.80%       $ 2,500          6.52%
   U.S. Government agency obligations        4,649         5.54           14,987         6.28         19,636          6.10
   Municipal and other obligations (1)         496         6.62            1,427         6.58          1,923          6.59

Available-for-sale:
   U.S. Government obligations                 998         6.00                0            0            988          6.00
   U.S. Government agency obligations        1,999         5.46            5,334         5.86          7,333          5.75
-------------------------

(1)  Yield stated on a tax-equivalent basis using a 34% effective rate

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

         In addition to these sources of funds, BKI has a mortgage payable secured by a parcel of real estate owned by BKI (the "Mortgage Loan"). The loan has an interest rate of 8.75%, monthly payments of $3,000 and a balance of $201,000 at December 31, 1997, and $216,000 at December 31, 1996. BKI entered into a capital lease obligation for a new branch in 1997 with a term of 20 years and a monthly payment of $4,000.

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

        The following table presents the amount of BKI's jumbo certificates of deposit those with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 1997:

                 Maturity                               At December 31, 1997
                 --------                               --------------------
                                                            (In thousands)

                 Three months or less                        $22,342
                 Over 3 months to 12 months                   16,058
                 Over 12 months                                5,304
                                                             -------

                   Total                                     $43,704
                                                             =======


         BORROWINGS. In addition to repurchase agreements and the mortgage loan described above, BKI has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB, BKI is authorized to apply for advances from the FHLB, provided certain standards are met. See "Federal Home Loan Banks." BKI became a member of the FHLB in August 1994, but does not have any advances outstanding as of December 31, 1997.

         The following table sets forth the maximum month end balance amount of BKI's outstanding borrowings during the years ended December 31, 1997, 1996 and 1995, along with the average aggregate balances of BKI's outstanding borrowings for such periods:

                                                                 During year ended December 31,
                                                            ----------------------------------------
                                                            1997               1996             1995
                                                            ----               ----             ----
                                                                     (Dollars in thousands)
Maximum balance at any month-end during
    the period                                             $18,539           $12,051            $9,221

Average balance                                             11,375             8,492             9,085

Weighted average interest rate of                             5.75%             5.64%             6.11%


         The following table sets forth certain information as to borrowings, excluding the Mortgage Loan, and the capital lease obligation at the dates indicated:

                                                                  December 31,
                                                -------------------------------------------------
                                                1997                  1996                   1995
                                                ----                  ----                   ----
                                                              (Dollars in thousands)
Borrowings outstanding                          $9,256                $6,618                 $6,773
Weighted-average interest rate                    5.56%                 5.47%                  5.69%

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

         In recognition of the foregoing factors, the management and the Board of Directors of BKI have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: l) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled BKI to originate and sell fixed-rate mortgage loans; 2) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; 3) emphasizing the origination and retention of adjustable-rate loans; and 4) utilizing longer term certificates of deposit as funding sources when available. While management and the Board of Directors believe the foregoing steps have mitigated interest-rate risk to the maximum extent practicable, the contractual terms to maturity of BKI's assets still exceed the contractual terms to maturity of BKI's interest-bearing liabilities. As a result, a rapid or protracted increase in the level of interest rates will likely have a negative effect on BKI's net interest income. Management and the Board of Directors monitor BKI's exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range.

         The following table sets forth the amounts of BKI's interest-earning assets and interest-bearing liabilities outstanding at December 31, 1997, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on BKI's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond BKI's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                                        Within 3 Months    4 - 12 Months      1 through 5 years      Over 5 years            Total
                                        ---------------    -------------      -----------------      ------------            -----
                                                                   (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                      $  1,697            $       0           $        0           $       0         $   1,697
   Interest bearing deposits with banks           0                  560                    0                   0               560
   Securities                                 3,156                6,484               22,734                 200            32,574
   Loans receivable(1)                       77,690               26,672               76,016               1,490           181,868
                                           --------            ---------            ---------            --------         ---------


     Total interest-earning assets           82,543               33,716               98,750               1,690           216,699
                                           --------            ---------            ---------            --------         ---------

Interest-bearing liabilities:
   Savings deposits                           8,103                    0                    0                   0             8,103
   Money market deposit accounts             13,760                    0                    0                   0            13,760
   NOW accounts                              34,713                    0                    0                   0            34,713
   Certificates of deposit                   36,497               43,089               17,998                   0            97,584
   IRA's                                      3,816                3,832                5,744                  17            13,409
   Short-term borrowings                      9,256                    0                    0                   0             9,256
   Notes payable                                  4                   11                   95                  91               201
                                           --------            ---------            ---------            --------         ---------

     Total interest-bearing liabilities     106,149               46,932               23,837                 108           177,026
                                           --------            ---------            ---------            --------         ---------

Interest-earning assets less
   interest-bearing liabilities            ($23,606)            ($13,216)           $  74,913            $  1,582         $  39,673
                                           =========           =========            =========            ========         =========

Cumulative interest-rate sensitivity       ($23,606)            ($36,822)           $  38,091            $ 39,673
gap                                        =========           =========            =========            ========

Cumulative interest-rate gap as a
   percentage of total interest              (10.89%)            (16.99%)               17.58%              18.31%
   earning assets                          =========           =========            =========            ========


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

                                                                               Year ended December 31,
                                         ---------------------------------------------------------------------------------------
                                                        1997                           1996                                 1995
                                                       ------                         ------                                ----
                                          Average     Interest           Average     Interest           Average  Interest
                                        Outstanding    earned/   Yield/ outstanding   earned/  Yield/ outstanding earned/   Yield/
                                          balance       paid      rate    balance       paid    rate    balance    paid      rate
                                          -------       ----      ----    -------       ----    ----    -------    ----      ----
                                                                                (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)                   $167,730      $15,329    9.14%  $136,759    $12,382   9.05%  $115,280   $10,411    9.03%
   Securities                               29,618        1,837    6.20     25,703      1,609   6.26     22,659     1,404    6.20
   Other interest-earning assets             1,422           81    5.70      3,917        208   5.31      5,257       297    5.65
                                          --------      -------    ----   --------     ------   ----    -------   -------    ----
     Total interest-earning assets         198,770       17,247    8.68    166,379     14,199   8.53    143,196    12,112    8.46
                                          --------      -------    ----   --------     ------   ----    -------   -------    ----

Non-interest-earning assets                 10,350                           8,592                        6,174
                                          --------                        --------                     --------
     Total assets                         $209,120                        $174,971                     $149,370
                                          ========                        ========                     ========

Interest-bearing liabilities:
   Transaction accounts                   $ 56,410        2,018    3.58   $ 46,431      1,561   3.36   $ 35,982     1,277    3.55
   Time deposits                            98,250        5,638    5.74     83,312      4,860   5.83     75,099     4,418    5.88
   Borrowings                               11,370          662    5.81      8,492        479   5.64      9,085       555    6.11
                                          --------      -------    ----   --------     ------   ----    -------   -------    ----
     Total interest-bearing
       liabilities                         166,035        8,318    5.01    138,235      6,900   4.99    120,166     6,250    5.20
                                          --------      -------    ----   --------     ------   ----    -------   -------    ----
Non-interest-bearing liabilities            24,706                          20,874                       16,085
                                          --------                        --------                      -------
     Total liabilities                     190,741                         159,109                      136,251

Shareholders' equity                        18,379                          15,862                       13,119
                                          --------                        --------                      -------

     Total liabilities and
       shareholders' equity               $209,120                        $174,971                     $149,370
                                          ========                        ========                     ========

Net interest income                                     $ 8,929                       $ 7,299                     $ 5,862
                                                        =======                       =======                     =======
Interest rate spread                                               3.67%                        3.54%                        3.26%
                                                                   =====                        =====                        =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                        4.49%                        4.39%                        4.09%
                                                                   =====                        =====                        =====
Average interest-earning assets to
   interest-bearing liabilities            119.72%                         120.36%                       119.17%
                                           =======                         =======                       ======
---------------------------

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

                                                                       Year ended December 31,
                                             -------------------------------------------------------------------------
                                                        1997 vs. 1996                           1996 vs. 1995
                                                        -------------                           -------------
                                             Increase (Decrease)                     Increase (Decrease)
                                                   due to                                 due to
                                             -------------------                    ------------- ------
                                             Volume        Rate         Total         Volume        Rate         Total
                                             ------        ----         -----         ------        ----         -----
                                                                           (In thousands)
Interest income attributable to:
   Loans receivable                         $2,829         $118       $2,947        $1,945         $  26        $1,971
   Securities                                  243          (15)         228           190            15           205
   Other interest-earning assets(1)           (143)          16         (127)          (72)          (17)          (89)
                                            ------         ----       ------        ------         -----        ------

     Total interest-earning assets           2,929          119        3,048         2,063            24         2,087
                                            ------         ----       ------        ------         -----        ------

Interest expense attributable to:
   Transactions accounts                       352          105          457           354           (70)          284
   Time deposits                               856          (78)         778           479           (37)          442
   Borrowings                                  168           15          183           (35)          (41)          (76)
                                            ------         ----       ------        ------         -----        ------

     Total interest-bearing liabilities      1,376           42        1,418           798          (148)          650
                                            ------         ----       ------        ------         -----        ------

Increase (decrease) in net interest income  $1,553         $ 77       $1,630        $1,265         $ 172        $1,437
                                            ======        =====       ======        ======         =====        ======
------------------------------

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

PERSONNEL

        As of December 31, 1997, BKI had 58 full-time employees and 29 part-time employees. BKI believes that relations with its employees are excellent. BKI offers health, disability, and life insurance benefits to full-time employees. BKI has a profit sharing plan for all employees 21 years of age or older who work at least 1,000 hours per year. None of the employees of BKI are represented by a collective bargaining unit.

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

         The FRB has issued regulations under the BHCA requiring a bank holding company to serve as a source of financial and managerial strength to its subsidiary banks and to operate in a safe and sound manner. It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. See "Regulatory Capital Requirements" and "Dividend Restrictions" regarding minimum capital levels to which BKFC will be subject and regulatory limits on BKFC's ability to pay dividends to stockholders. As a bank holding company, BKFC must notify the FRB, if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC's net worth. In addition, pursuant to the FRB approval of the acquisition of BKI by BKFC, BKFC may not incur any debt for three years after the acquisition of BKI without receiving a non-objection letter from the FRB.

         Transactions between BKFC and its subsidiaries must comply with Sections 23A and 23B of the FRA, which govern transactions with affiliates. Generally, Sections 23A and 23B of the FRA (i) limit the extent to which a financial institution or its subsidiaries may engage in "covered transactions" with any one affiliate to an amount equal to 10% of such institution's capital stock and surplus, (ii) limit the aggregate of all such transactions with all affiliates to an amount equal to 20% of such capital stock and surplus, and
(iii) require that all such transactions be on terms substantially the same, or at least as favorable to the financial institution, as those provided in transactions with a non-affiliate. The term "covered transaction" includes the making of loans, purchase of assets, issuance of a guarantee and other similar types of transactions. In general, all such transactions must be at arms-length. In addition, BKFC and BKI may not engage in arrangements by which any person is required to utilize a product or service of any of them in order to obtain another product or service from any of them.

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

         Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1997, the maximum which the Bank could lend to any one borrower generally equaled $2.6 million and equaled $3.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

         Generally, BKI's permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including BKI, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

REGULATORY CAPITAL REQUIREMENTS

         The FRB has adopted risk-based capital guidelines for bank holding companies. Such companies must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the "Risk-Based Ratio") of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common shareholders' equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles ("Tier 1 Risk-Based Ratio"). The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan and lease loss allowances.

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

         BKI is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

         The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and BKI at December 31, 1997:

                                                     At December 31, 1997
                                                     --------------------
                                             BKFC                          BKI
                                             ----                          ---

                                    Amount         Percent        Amount         Percent
                                    ------         -------        ------         -------
                                                   (Dollars in thousands)

  Tier 1 risk-based                  $20,388        11.54%         $20,048         11.37%
  Requirement                          7,052         4.00            7,052          4.00
                                     -------       ------          -------        ------
  Excess                             $13,286         7.54%         $12,996          7.37%
                                     =======       ======          =======        ======

  Total risk-based                   $22,416        12.72%         $22,126         12.55%
  Requirement                         14,104         8.00           14,103          8.00
                                     -------       ------          -------        ------
  Excess                             $ 8,312         4.72%         $ 8,023          4.55%
                                     =======       ======          =======        ======

  Leverage ratio                     $20,338         8.95%         $20,048          8.83%
  Requirement                          9,097         4.00            9,086          4.00
                                      -------       -----          -------        ------
  Excess                             $11,241         4.95%         $10,962          4.83%
                                     =======       ======          =======        ======

         The FDIC may require an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. BKI's capital levels at December 31, 1997, meet the standards for the highest level, a "well-capitalized" institution.

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

         At December 31, 1997, BKI had capital in excess of the FDIC's most restrictive minimum capital requirements in an amount equal to $8 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 1997 BKFC paid a cash dividend of $.08 per share totaling $146,000. The dividend was within the guidelines established by the Federal Reserve as a condition of the reorganization.

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

         The deposits of Burnett obtained by BKI in the Merger, which at December 31, 1997 was $15 million, including the attributed growth factor, remain insured by the SAIF. BKI is a member of the BIF, and, at December 31, 1997, it had $184 million in deposits insured in the BIF. Deposit accounts are insured by the FDIC, up to the prescribed limits.

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

         The SAIF deposits of the Bank at March 31, 1995, totaled $10.6 million. The Bank paid a special assessment of $54,000 on November 27, 1996, which was accrued and expensed in September 1996. Beginning in 1997, the Bank has paid FDIC assessments of $.064 per $100 on its deposits attributed to the SAIF and $.013 per $100 on its BIF deposits.

FRB RESERVE REQUIREMENTS

         FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $47.8 million of such accounts (subject to an exemption of up to $4.7 million), and of 10% of net transaction accounts in excess of $47.8 million. At December 31, 1997, BKI was in compliance with this reserve requirement.


ACQUISITIONS OF CONTROL

         Acquisitions of controlling interests of BKFC and BKI are subject to limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or BKI by merger also require regulatory approval.

FEDERAL HOME LOAN BANKS

        The Federal Home Loan Banks provide credit to their members in the form of advances. In order to become a FHLB member, BKI had to have at least 10% of its assets in residential mortgages and have management, home financing policies and the financial condition to meet the qualification for membership as a commercial bank. BKI is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of BKI's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. BKI is in compliance with this requirement with an investment in stock of the FHLB of $1,886,900 at December 31, 1997.

        An FHLB member that does not meet the qualified thrift lender ("QTL") test is eligible to receive FHLB advances if it holds FHLB stock equal to 5% of total advances divided by the percentage of qualified assets under the QTL test. The QTL test requires that either (a) 65% of an institution's "portfolio assets" (total assets less goodwill and other intangibles, property used to conduct business and 20% of liquid assets) consist of qualified thrift investments on a monthly average basis in 9 out of every 12 months, or (b) 60% of an institution's assets (on a tax basis) must consist of assets specified in the thrift test in the Internal Revenue Code of 1986, as amended, which includes residential, deposit and education loans and certain government obligations. At December 31, 1997, BKI did not meet the QTL test, thus limiting its access to advances.

FEDERAL TAXATION

         BKFC. BKFC and BKI file a consolidated federal income tax return on a calendar year basis. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1997, regarding properties on which the offices of BKI are located:

Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      --------------
Main Office                             Leased                   1991                12,300                    -
1065 Burlington Pike
Florence, KY

Weaver Road Branch                      Leased                   1992                 3,000                    -
166 Weaver Road
Florence, KY

Independence Branch                     Leased                   1995                   750                    -
Industrial Road and Turkeyfoot
Independence, KY

Belleview Branch                        Leased                   1992                 1,000                    -
6710 McVille Road
Burlington, KY

Houston Road Branch                     Leased                   1994                 2,600                    -
4748 Houston Road
Florence, KY

Walton Branch                            Owned                   1994                 2,100             $549,591
116 Stephenson Mill Rd.               (No liens)
Walton, KY

Covington Branch(2)                      Owned                   1995(2)              1,000               40,604
1607 Eastern Avenue                   (No liens)
Covington, KY

Nicholson Branch                        Leased                   1997                 1,600                    -
12020 Madison Pike
Independence, KY

Erlanger Branch                         Leased                   1997                 2,000                    -
3133 Dixie Hwy
Erlanger, KY

U S 42 Branch                           Leased                   1997                 2,800                    -
8660 Haines Drive
Florence, KY
-----------------------------

(1)      Net book value amounts are for land, buildings and improvements.

(2)      Acquired in the Merger.


         BKI leases the Main Office, Weaver Road, Belleview, Nicholson, and Houston Road branches under operating lease agreements with some of its directors and/or their family members. See Part III, Item 12 - "Certain Relationships and Related Transactions." Total rental expense under operating lease agreements was $396,000 and $351,000 for the years ended December 31, 1997 and 1996, respectively. BKI believes all of its office locations are adequately insured.


         BKI also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of BKI's investment in office premises and equipment totaled $3.8 million at December 31, 1997.

ITEM 3.  LEGAL PROCEEDINGS

         Neither BKFC nor BKI is presently involved in any legal proceedings of a material nature. From time to time, BKI is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by BKI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders of BKFC during the last quarter of the fiscal year ended December 31, 1997.


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

                         [TO BE INSERTED FROM BKFC DISK]

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                         [TO BE INSERTED FROM BKFC DISK]

ITEM 7.  FINANCIAL STATEMENTS

                     [TO BE INSERTED FROM CROWE CHIZEK DISK]

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                               BOARD OF DIRECTORS

ELECTION OF DIRECTORS

         The Amended Articles of Incorporation and By-Laws of BKFC provide for a Board of Directors consisting of not less than nine directors and not more than fifteen directors, divided into three classes. The Board of Directors of BKFC currently consists of thirteen directors, all of whom were elected at the 1997 Annual Meeting of BKFC Stockholders. Three of the five directors whose terms expire in 1998 have been nominated for reelection as directors of BKFC. Each director will be elected for a three-year term. In accordance with BKFC's By-Laws, any vacancy on the Board of Directors may be filled by the Board of Directors for the remainder of the full term of the directorship. Each of the directors of BKFC is also a director of The Bank of Kentucky, Inc. (the "Bank"), BKFC's only subsidiary.

         The Board of Directors proposes the reelection of the following directors for terms expiring in 2001:

                                                                   Term            Director of         Director of the
  Name                       Age(1)      Position(s) Held         Expires          BKFC since          Bank since (2)
  ----                       ---         ----------------         -------          ----------          ----------
  Rodney S. Cain               59      Secretary & Director        2001               1994                  1990
  Ruth Seligman-Doering        57            Director              2001               1994                  1990
  R. C. Durr                   78       Chairman & Director        2001               1994                  1990
-----------------------------

(1) As of March 1, 1998.

(2) BKFC acquired the Bank in 1995.



         The following directors will continue to serve after the Annual Meeting for the terms indicated:

                                                               Term      Director of    Director of the    Became Director
  Name                     Age(1)      Position(s) Held       Expires    BKFC since      Bank since (2)    of Burnett (3)
  ----                     ---         ----------------       -------    ----------      ----------        ----------
  David E. Meyer             63            Director            1999         1994              1991
  Dr. John E. Miracle        55            Director            1999         1994              1991
  Mary Sue Rudicill          54            Director            1999         1994              1991
  William E. Snyder          51            Director            1999         1995              1995               1990
  Harry J. Humpert           72            Director            2000         1995              1995               1946
  Robert B. Sathe            51            Director            2000         1994              1990
  Herbert H. Works           69            Director            2000         1994              1992
  Robert W. Zapp             46            Director            2000         1994              1990               1995
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

         Ruth M. Seligman-Doering has been the President and the CEO of Charles Seligman Distributing Company, Inc., for the past fourteen years.

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


         David E. Meyer is the President of Wolfpen Associates, a commercial real estate firm; the managing partner of two commercial real estate investment firms, Meyer Realty and Florence Commercial; the President of Fuller Square Corporation, which owns the property on which Florence Commercial's building is located; and the retired President of H. Meyer Dairy Company. Mr. Meyer served as a director of Fifth Third Bank, Northern Kentucky, from 1981 through January 1991.

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

         William E. Snyder has been the Vice President and General Manager of Freightliner Trucks of Cincinnati Incorporated since July 1997. From December 1996 to July 1997, Mr. Snyder was the Manager of Wholesale Operations of Bob Sumerel Tire Co. Prior to such time, Mr. Snyder was the Vice President of Freightliner of Cincinnati, Inc., a company which operates a truck dealership located in Northern Kentucky, for ten years. Mr. Snyder also served as the Treasurer of Burnett from 1990 to 1995.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, BKFC's directors and executive officers and personas holding more than ten percent of the common shares of BKFC are required to report their ownership of common shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and BKFC. The SEC has established specific due dates for such reports. Based upon a review of such reports, BKFC must disclose any failures to file such reports timely in proxy statement used in connection with annual meetings of shareholders. BKFC is not aware of any failures to file such reports timely in 1997.

                               EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of BKFC:

Name                                     Position(s) Held
----                                     ----------------

R. C. Durr                   Chairman of the Board
Robert W. Zapp               President and Chief Executive Officer
Rodney S. Cain               Secretary
John J. Flesch               Treasurer

         For ages of and biographical information regarding each of these executive officers, except Mr. Flesch, see "BOARD OF DIRECTORS - Election of Directors."

         John J. Flesch is a retired insurance claims superintendent, having served State Farm Insurance Company in such capacity from 1962 through 1990. Mr. Flesch served as Vice President of Burnett from 1990 until 1995 and has served as Treasurer of BKFC since 1995. He is also a director of the Mother of God Cemetery Association, Inc.

ITEM 10.  EXECUTIVE COMPENSATION

         BKFC does not pay any compensation to its executive officers. Executive officers of the Bank are compensated by the Bank for services rendered to the Bank. Except for the President of the Bank, no director or executive officer of BKFC received more than $100,000 in salary and bonus payments from the Bank during the year ended December 31, 1997. The following table sets forth certain information with respect to compensation paid to the President of the Bank.

                           Summary Compensation Table

                                                        Annual Compensation (1)           All Other
                                                                                         Compensation
Name and Principal Position              Year          Salary($)        Bonus($)             ($)
Robert W. Zapp, President                1997            $132,211        $70,000             $16,449(2)
                                         1996            $125,000        $50,000             $17,711
                                         1995            $118,000        $21,200             $14,124
-----------------------------

(1) Does not include amounts attributable to other miscellaneous benefits. The cost to BKFC of providing such benefits to Mr. Zapp was less than 10% of his cash compensation.

(2) Consists of a contribution of $14,461 to the Bank's Profit Sharing Plan for Mr. Zapp's account and a matching contribution to Mr. Zapp's 401(k) plan account of $1,988.

(3) Consists of a contribution to the Bank's Profit Sharing Plan for Mr. Zapp's account.



DIRECTOR COMPENSATION

         BKFC and the Bank do not pay directors fees. Each director of the Bank, except Mr. Zapp, received a $500 payment in December 1997 and an option to purchase 500 shares in June 1997.

STOCK OPTION PLAN

         At the 1997 Annual Meeting of Stockholders of BKFC, the stockholders approved The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan ( the "Stock Option Plan"). The Board of Directors of BKFC reserved 360,000 shares for issuance by BKFC upon the exercise of options granted to certain directors, officers and employees of BKFC and the Bank from time to time under the Stock Option Plan. Options to purchase 500 shares were awarded in 1997 pursuant to the Stock Option Plan to each of the non-employee directors.

         The committee that administers the Stock Option Plan (the "Stock Option Committee") may grant options under the Stock Option Plan at such times as they deem most beneficial to BKFC on the basis of the individual participant's position, duties and responsibilities, the value of the individual's services to BKFC and any other factor the Stock Option Committee deems relevant. Options granted under the Stock Option Plan to employees may be "incentive stock options" ("ISOs") within the meaning of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), which, if certain conditions are met, permit the optionees to delay the recognition of federal taxable income on the shares received upon the exercise of the options. Options granted under the Stock Option Plan to directors and officers who are not employees of BKFC or the Bank will not qualify under the Code and thus will not be ISOs ("Non-qualified Stock Options").

         The option exercise price for options granted to employees will be determined by the Stock Option Committee at the time of the grant, but must not be less than 100% of the fair market value of the shares on the date of the grant. The exercise price for options granted to non-employee directors and not-employee officers shall be the fair market value of the shares on the date of the grant. The term of each option will be fixed by the Stock Option Committee although no ISO will be exercisable after the expiration of ten years from the date of the grant. The term of each option will be fixed by the Stock Option Committee although no ISO will be exercisable after the expiration of ten years from the date of grant. However, if an ISO is granted to a participant who owns more than 10% of BKFC's outstanding shares at the time the ISO is granted, the exercise price of the ISO may not be less than 110% of the fair market value of the shares on the date of the grant and the ISO shall not be exercisable after the expiration of five years from the date of grant.

         An option may not be transferred or assigned other than by will or in accordance with the laws of descent and distribution. If a participant is "terminated for cause," as defined in the Stock Option Plan, and option which has not been exercised shall terminate as of the date of such termination for cause.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information with respect to the only persons known to BKFC to own beneficially more than five percent of the Shares as of March 1, 1998:

                                                         Amount and Nature                Percentage of
Name and Address(1)                                 of Beneficial Ownership(2)         Shares Outstanding
-------------------                                 --------------------------         ------------------
Rodney S. Cain and                                       312,071 (3)                        17.79%
   Jacqueline M. Cain

R. C. Durr and
   R. C. Durr Company, Inc.                              313,258 (4)                        17.86%
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

(3) Includes 310,899 Shares held jointly by Mr. And Mrs. Cain.

(4) Consists of 210,558 Shares owned by R. C. Durr Company, Inc. and 500 Shares subject to an option. Mr. Durr is the sole stockholder of R. C. Durr Company, Inc.

         The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of BKFC and by all directors and executive officers of BKFC as a group as of March 10, 1997:

                                                   Amount and Nature of                 Percent of Common
Name and Address(1)                               Beneficial Ownership(2)               Shares Outstanding
-------------------                               -----------------------               ------------------
Rodney S. Cain                                          312,071 (3)                          17.79%
Ruth Seligman-Doering                                    34,220                               1.95
R. C. Durr                                              313,258 (4)                          17.86
John J. Flesch                                           13,385                               0.76
Thomas L. Franxman                                       13,367 (5)                           0.76
Harry J. Humpert                                         12,806 (6)                           0.73
David E. Meyer                                           21,914                               1.25
Dr. John E. Miracle                                      23,732 (7)                           1.35
Mary Sue Rudicill                                        21,866 (8)                           1.25
Robert B. Sathe                                          34,220                               1.95
William E. Snyder                                        13,373                               0.76
Herbert H. Works                                          6,862                               0.39
Robert W. Zapp                                           53,042 (9)                           3.02

All directors and executive officers of
    BKFC as a group (13 persons)                        874,116                              49.84%
--------------------------------

(1) Each of the persons listed in this table may be contacted at the address of BKFC, 1065 Burlington Pike, Florence, Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. All Shares are owned with sole voting or investment power by each person listed, unless otherwise indicated by footnote. For directors Seligman-Doering, Durr, Franxman, Rudicill and Snyder, the number includes 500 Shares that may be acquired upon the exercise of an option.

(3) Includes 310,899 Shares owned jointly by Mr. Cain and his wife.

(4) Includes 210,558 Shares owned by R. C. Durr Company, Inc., of which Mr. Durr is the sole stockholder.

(5) Includes 4,596 Shares owned by Mr. Franxman's wife.

(6) Includes 4,596 Shares owned by Mr. Humpert's wife and 1,143 shares owned by his daughter.

(7) Includes 16,158 Shares owned jointly by Dr. Miracle and his wife.

(8) Includes 4,500 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her husband.

(9) Includes 5,030 Shares owned jointly by Mr. Zapp and his wife, 1,800 Shares held by Mr. Zapp's wife as custodian for Mr. Zapp's three children and 4,212 Shares owned by his wife.



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

         The Bank has a lease agreement for office premises located at 1065 Burlington Pike with Mr. Durr, R. C. Durr Company, Inc. and Mr. Cain's sons, John S. Cain, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $178,170 and $176,820 for 1997 and 1996, respectively. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Weaver Road in Boone County, Kentucky, with Ms. Seligman-Doering and Mr. Sathe as lessors under the lease agreement. Total rental expense under this lease was $64,885 for 1997, and $58,987 for 1996.

         The Bank has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the husband of Ms. Rudicill. Total rental expense under this lease was $10,051 for 1997 and 1996. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer
A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryan E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle's spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of Mr. Meyer. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson are Mr. Works' wife's sons and their wives. The annual rental expense under this lease was $70,563 for 1997 and 1996. The lease has an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has an oral month-to-month lease agreement for office premises located at 12020 Madison Pike in Nicholson, Kentucky, with Nicholson Properties LLC. R. C. Durr owns 50% of Nicholson Properties LLC. The annual rental expense under this agreement is $24,000.


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

                  (a)      Exhibits



                           Item 3     Amended Articles of Incorporation
                                      By-Laws

                           Item 10.   Material Contracts/Stock Option Plan

                           Item 13.   Annual Report to Stockholders

                           Item 21.   Subsidiaries of the Registrant

                           Item 23.   Consent of Crowe, Chizek and Company LLP

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

                                       THE BANK OF KENTUCKY FINANCIAL
                                       CORPORATION


                                       By  /s/ ROBERT W. ZAPP
                                           -----------------------------
                                           Robert W. Zapp,
                                           President, Chief Executive
                                           Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ ROBERT FULKERSON                     By /s/ RODNEY S. CAIN
   ----------------------------               --------------------------
   Robert Fulkerson,                          Rodney S. Cain,
   Principal Financial Officer                Secretary and Director
   and Principal Accounting
   Officer

Date:  3/20/98                              Date:  3/20/98



By /s/ JOHN J. FLESCH                       By /s/ R. C. DURR
   ----------------------------               --------------------------
    John J. Flesch,                             R.C. Durr,
    Treasurer and Director                      Director

Date:  3/20/98                              Date:  3/20/98



By /s/ THOMAS L. FRANXMAN                   By /s/ HARRY J. HUMPERT
   ----------------------------               --------------------------
    Thomas L. Franxman,                         Harry J. Humpert,
    Director                                    Director

Date:  3/20/98                              Date:  3/20/98



By /s/ DAVID E. MEYER                       By /s/ JOHN E. MIRACLE
   ----------------------------               --------------------------
    David E. Meyer,                             John E. Miracle,
    Director                                    Director

Date:  3/20/98                              Date:  3/20/98

By /s/ MARY SUE RUDICILL                    By /s/ ROBERT B. SATHE
   ----------------------------               --------------------------
    Mary Sue Rudicill,                         Robert B. Sathe,
    Director                                   Director

Date:  3/20/98                              Date:  3/20/98



By /s/ WILLIAM E. SNYDER                    By /s/ HERBERT H. WORKS
   ----------------------------               --------------------------
    William E. Snyder,                         Herbert H. Works,
    Director                                   Director

Date:  3/20/98                              Date:  3/20/98

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER         DESCRIPTION






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

     3.2        By-Laws of The Bank of Kentucky Financial Corporation        Incorporated by reference to the 8-A, Exhibit
                                                                             2(d).

     10.1       Stock Option Agreement, executed with holders of Burnett     Incorporated by reference to Form S-8 filed
                Options                                                      on May 24, 1995 (the "S-8"), Exhibit 4(c).

     10.2       The Bank of Kentucky Financial Corporation 1997 Stock        Incorporated by reference to Form S-8 filed on
                Option and Incentive Plan                                    October 2, 1997, Exhibit 4(d).

     21.        Subsidiaries of the Registrant                               Incorporated by reference to Exhibit 21 to the
                                                                             Form 10-KSB filed by the Registrant for the
                                                                             fiscal year ended December 31, 1995.

     23.        Consent of Crowe, Chizek and Company LLP

     27.1       Financial Data Schedule for 1997

     27.2       Restated Financial Data Schedule for 1996

     99.        Safe Harbor Under the Private Securities Litigation Reform
                Act of 1995