Form 10QSB
period 1998-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 1998-05-13
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

     [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For Quarterly Period ended March 31, 1998


     [   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
             EXCHANGE ACT OF 1934

             For the transition period from ______________to___________________

                         Commission File Number: 0-25960
                                                --------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)

               Kentucky                                         61-1256535
   -------------------------------                        ---------------------
   (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification Number)


                 1065 Burlington Pike, Florence, Kentucky 41042
                 ----------------------------------------------
               (Address of principal executive offices) (Zip Code)


          Issuer's telephone number: (606) 371-2340
                                     ---------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes X   No
                                                             ---    ---

As of May 5, 1998, the latest practicable date, 1,753,967 shares of the Registrant's Common Stock, $5.00 per value per share, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes       No   X
                                                  ----      ----

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



                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                      MARCH 31                DECEMBER 31
                                                                        1998                        1997
ASSETS
Cash and cash equivalents                                        $    10,869                 $    10,125
Interest bearing deposits with banks                                     560                         560
Available-for-sale securities                                          5,858                       8,315
Held-to-maturity securities                                           25,917                      24,259
Loans held for sale                                                    2,835                         828
Total loans                                                          186,141                     180,666
     Less:  Allowances for loan losses                                 2,141                       2,078
                                                                  ----------                  ----------
               Net loans                                             184,000                     178,588
Premises and equipment, net                                            3,811                       3,831
FHLB stock, at cost                                                    1,921                       1,887
Accrued interest receivable and other assets                           2,220                       2,456
                                                                  ----------                  ----------
     Total assets                                                 $  237,991                 $   230,849
                                                                    ========                    ========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                         $   204,553                  $  199,207
Short-term borrowings                                                 10,303                       9,256
Notes payable                                                            546                         550
Accrued interest payable & other liabilities                           1,502                       1,509
                                                                  ----------                  ----------
     Total liabilities                                               216,904                     210,522


SHAREHOLDERS' EQUITY
Common stock                                                           8,755                       8,752
Additional paid-in capital                                             1,711                       1,703
Retained earnings                                                     10,629                       9,883
   Unrealized loss on available-for sale
   securities, net of tax                                                 (8)                        (11)
                                                                 ------------               -------------
     Total shareholders' equity                                       21,087                      20,327
                                                                   ---------                   ---------
Total liabilities and shareholders' equity                        $  237,991                  $  230,849
                                                                    ========                    ========


See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




INTEREST INCOME                                                       1998                     1997
                                                                    -------                  -------
      Loans, including related fees                                  $4,202                   $3,471
      Securities and other                                              516                      459
                                                                     ------                   ------
           Total interest income                                      4,718                    3,930
                                                                     ------                   ------

INTEREST EXPENSE
     Deposits                                                         2,198                    1,742
     Borrowings                                                         142                      137
                                                                     ------                   ------
          Total interest expense                                      2,340                    1,879
                                                                     ------                   ------

Net interest income                                                   2,378                    2,051
Provision for loan losses                                                70                       68
                                                                     ------                   ------
Net interest income after
     Provision for loan losses                                        2,308                    1,983
                                                                     ------                   ------

NON-INTEREST INCOME
     Service charges and fees                                           209                      140
     Gain/(loss) on securities                                            0                        0
     Other                                                              297                      108
                                                                     ------                   ------
          Total non-interest income                                     506                      248

NON-INTEREST EXPENSE
     Salaries and benefits                                              699                      677
     Occupancy and equipment                                            283                      240
     Data processing                                                    113                       90
     Advertising                                                         45                       42
     Other operating expenses                                           297                      271
                                                                     ------                   ------
          Total non-interest expense                                  1,437                    1,320
                                                                     ------                   ------

INCOME BEFORE INCOME TAXES                                            1,377                      911
     Less:  income taxes                                                455                      307
                                                                     ------                   ------
NET  INCOME                                                          $  922                   $  604
                                                                     ======                   ======

Earnings per share                                                   $ 0.53                   $ 0.35

Earnings per share, assuming dilution                                $ 0.53                   $ 0.35

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                                              1998                  1997
                                                                           --------               --------

Balance January 1                                                          $ 20,327               $ 17,385
Comprehensive Income:
     Net Income                                                                 922                    604
     Unrealized Gain/Loss on Securities Available for
           Sale, Net of Income Taxes                                              3                    (31)

                                                                           --------               --------
Total Comprehensive Income                                                      925                    573

Cash dividends paid                                                            (176)                  (146)

Exercise of stock options (including tax benefit of $2)                          11
                                                                           --------               --------

Balance March 31                                                             21,087                 17,812
                                                                           ========               ========

See accompanying notes to consolidated financial statements


                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31                                         1998                    1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                               $    922                 $    604
Adjustments to reconcile net income to net cash
     From operating activities                                                369                      343
                                                                         --------                 --------
     Net cash from operating activities                                     1,291                      947

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     Held-to-maturity securities                                            4,160                    3,600
Proceeds from paydowns and maturities of
     Available-for-sale securities                                          3,015                    2,590
Purchases of held-to-maturity securities                                   (5,798)                  (3,445)
Purchases of available-for-sale securities                                   (549)                  (1,995)
Net change in loans                                                        (7,420)                  (4,488)
Purchase stock in FHLB                                                          0                     (610)
Property and equipment expenditures                                          (177)                    (100)
                                                                         --------                 --------
     Net cash from investing activities                                    (6,769)                  (4,448)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                                      5,346                   (4,767)
Net change in short-term borrowings                                         1,047                    9,183
Proceeds from exercise of stock options                                         9                        0
Cash dividends paid                                                          (176)                    (146)
Payments on note payable                                                       (4)                      (4)
                                                                         --------                 --------
     Net cash from financing activities                                     6,222                    4,266
                                                                         --------                 --------

Net change in cash and cash equivalents                                       744                      765
Cash and cash equivalents at beginning of period                           10,125                   10,762
                                                                         --------                 --------
Cash and cash equivalents at end of period                               $ 10,869                 $ 11,527
                                                                         ========                 ========

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998

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

NOTE 3 - ACCOUNTING CHANGES:

As required by a new accounting standard, comprehensive income is now reported for all periods. Comprehensive income includes both net income and other comprehensive income. Other comprehensive income includes the change in unrealized gains and losses on securities available for sale, foreign currency translation adjustments, and additional minimum pension liability adjustments.

NOTE 4 - EARNINGS PER SHARE:

Earnings per share are computed based upon the weighted average number of shares outstanding during the quarter which were 1,753,684 and 1,750,467 for 1998 and 1997. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For 1998, this would result in there being an additional 667 shares outstanding. There were no stock options outstanding during the first quarter of 1997.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           Management's Discussion and Analysis of Financial Condition
                          and the Results of Operations
                                 March 31, 1998

                               FINANCIAL CONDITION

Total assets at March 31,1998 were $237,991,000 compared to $230,849,000 at December 31, 1997, an increase of $7,142,000 (3.09%). Deposits increased $5,346,000 (2.68%) to $204,553,000 at March 31, 1998 compared to $199,207,000 at
December 31, 1997. The deposit growth funded a $5,475,000 (3.03%) increase in loans from $180,666,000 at December 31, 1997 to $186,141,000 at March 31,1998.
Short Term borrowings increased $1,047,000 (11.31%) in the first quarter of 1998 from $9,256,000 at December 31, 1997 to $10,303,000 at March 31, 1998.

                              RESULTS OF OPERATIONS

GENERAL

Net income increased $318,000 (52.6%) in the first quarter of 1998 to $922,000 ($.53 per share), compared to $604,000 ($.34 per share) for the same period in 1997. This increase was driven by a $327,000 increase in net interest income and a $258,000 increase in non-interest income, partially offset by higher non-interest and income tax expenses.


NET INTEREST INCOME

Increasing loan volume drove the $327,000 (15.94%) increase in net interest income. Net interest income for the first quarter of 1998 increased to $2,378,000, compared to $2,051,000 for the same period in 1997.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $70,000 for the three months ending March 31, 1998, an increase of $2,000 compared to the $68,000 provision recorded during the same period in 1997. At March 31, 1998 the Bank had $182,000 in non-performing loans or .09% of total loans outstanding. Management believes the reserve was adequate at March 31, 1998.

NON-INTEREST INCOME

Total non-interest income increased $258,000 during the first quarter of 1998 from $248,000 in 1997 to $506,000 in 1998. Service charges on deposit accounts totaled $209,000 for the first quarter of 1998, compared to $140,000 for the same period in 1997, an increase of $69,000 (49.28%), driven by increased volume and a fee increase that took place. Other fee income increased $189,000 to $297,000 for the first quarter of 1998 compared to $108,000 for the same period in 1997. Increased income from the sale of mortgage loans into the secondary market accounted for $144,000 of the increase in other fees. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The increase in fee income is driven by increased volume. During the first quarter of 1998, 123 loans with a principal balance of $12.0 million were sold compared to 19 loans with a principal balance of $1.7 million during the same period in 1997. Loans held for sale at March 31, 1998 increased to $2.8 million from $828,000 at December 31, 1997. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.


NON-INTEREST EXPENSE

Non-interest expense increased to $1,437,000, in the first quarter of 1998 from $1,320,000 in 1997, an increase of $117,000 (8.86%). Most of the increase was driven by increases in occupancy and equipment expense and data processing expense. Occupancy and equipment expense increased $43,000 (17.92%) to $283,000 through March 31,1998 compared to $240,000 for the same period in 1997. The increase was due to expenses associated with an additional branch opened in the fourth quarter of 1997. Data processing expense increased $23,000 (25.5%) in the first quarter of 1998 to $113,000 compared to $90,000 for the same period in 1997. Volume increases and technology enhancements contributed to the increase. Other operating expenses increased to $297,000 in the first quarter of 1998, from $271,000 for the same period in 1997, an increase of $26,000 (9.59%).


INCOME TAX EXPENSE

Income tax expense increased by $148,000 (48.21%) in the first quarter of 1998 compared to 1997. The increase was primarily due to higher income before tax as the effective tax rate decreased to 33.04% for 1998 from 33.85% for 1997.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The corporation has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at March 31, 1998.

The corporations' total shareholders' equity increased $760,000, from $20,327,000 at December 31, 1997 to $21,087,000 at March 31, 1998. In the first quarter of 1998 BKFC paid a cash dividend of $.10 per share totaling $176,000. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 1998, the Bank's leverage and total risk-based ratios were 9.06% and 12.67% respectively, which exceed the well capitalized threshold.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     PART II

ITEM  1. Legal Proceedings
         -----------------

         Not applicable

ITEM 2.  Changes in Securities
         ---------------------

         Not applicable

ITEM 3.  Defaults Upon  Senior Securities
         --------------------------------

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



Date:         May 9, 1998                    /s/ Robert W. Zapp
       ---------------------------          -----------------------------------
                                            Robert W. Zapp
                                            President

Date:         May 9, 1998                    /s/ Robert D. Fulkerson
       ---------------------------          ------------------------------------
                                            Robert D. Fulkerson
                                            Treasurer (Chief Financial Officer)