Form 10QSB
period 1998-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1998-08-13
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For Quarterly Period ended June 30, 1998


    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from______________to___________________

                         Commission File Number: 0-25960
                                                 -------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
              -----------------------------------------------------
                 (Name of small business issuer in its charter)

                    Kentucky                        61-1256535
       ----------------------------------      ----------------------
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

As of August 8, 1998, the latest practicable date, 3,510,934 shares of the Registrant's Common Stock, $5.00 par value per share, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                         JUNE 30           DECEMBER 31
                                                          1998                1997
ASSETS
Cash and cash equivalents                              $  13,201           $  10,125
Interest bearing deposits with banks                         560                 560
Available-for-sale securities                             15,333               8,315
Held-to-maturity securities                               23,229              24,259
Total loans                                              195,245             181,494
     Less:  Allowances for loan losses                     1,978               2,078
                                                       ---------           ---------
               Net loans                                 193,267             179,416
Premises and equipment, net                                3,421               3,519
FHLB stock, at cost                                        1,955               1,887
Accrued interest receivable and other assets               2,185               2,768
                                                       ---------           ---------
     Total assets                                      $ 253,151           $ 230,849
                                                       =========           =========


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                               $ 206,055           $ 199,207
Short-term borrowings                                     22,863               9,256
Notes payable                                                540                 550
Accrued interest payable & other liabilities               1,569               1,509
                                                       ---------           ---------
     Total liabilities                                   231,027             210,522


SHAREHOLDERS' EQUITY
Common stock                                               2,947               2,932
Additional paid-in capital                                 7,576               7,523
Retained earnings                                         11,603               9,883
Unrealized holding loss on available-for sale
securities, net of tax                                        (2)                (11)
                                                       ---------           ---------
     Total shareholders' equity                           22,124              20,327
                                                       ---------           ---------
Total liabilities and shareholders' equity             $ 253,151           $ 230,849
                                                       =========           =========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                 Three Months                      Six Months
                                                    Ended                            Ended
                                                   June 30                          June 30
                                             1998            1997            1998            1997
                                             ----            ----            ----            ----
INTEREST INCOME
      Loans, including related fees       $    4,499      $    3,706      $    8,701      $    7,177
      Securities and other                       509             448           1,024             907
                                          ----------      ----------      ----------      ----------
           Total interest income               5,008           4,154           9,725           8,084
                                          ----------      ----------      ----------      ----------

INTEREST EXPENSE
     Deposits                                  2,212           1,809           4,410           3,551
     Borrowings                                  213             179             354             316
                                          ----------      ----------      ----------      ----------
          Total interest expense               2,425           1,988           4,764           3,867
                                          ----------      ----------      ----------      ----------

Net interest income                            2,583           2,166           4,961           4,217
Provision for loan losses                       (210)            (99)           (280)           (167)
                                          ----------      ----------      ----------      ----------
Net interest income after
     provision for loan losses                 2,373           2,067           4,681           4,050
                                          ----------      ----------      ----------      ----------

NON-INTEREST INCOME
     Service charges and fees                    267             163             476             303
     Gain/(loss) on securities                     0               0               0               0
     Gain on loans sold                          210              48             405              96
     Other                                       114              91             215             151
                                          ----------      ----------      ----------      ----------
          Total non-interest income              591             302           1,096             550

NON-INTEREST EXPENSE
     Salaries and benefits                       721             685           1,420           1,362
     Occupancy and equipment                     293             248             576             488
     Data processing                             118              95             231             185
     Advertising                                  44              42              89              84
     Other                                       336             276             632             547
                                          ----------      ----------      ----------      ----------
          Total non-interest expense           1,512           1,346           2,948           2,666
                                          ----------      ----------      ----------      ----------

INCOME BEFORE INCOME TAXES                     1,452           1,023           2,829           1,934
     Less:  income taxes                        (478)           (346)           (933)           (653)
                                          ----------      ----------      ----------      ----------
NET INCOME                                $      974      $      677      $    1,896      $    1,281
                                          ==========      ==========      ==========      ==========

Earnings per share                        $      .28      $      .19      $      .54      $      .37
Earnings per share, assuming dilution     $      .28      $      .19      $      .54      $      .37
Dividends per share                       $        0      $        0      $      .10      $      .08

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                       1998                 1997
                                                       ----                 ----

Balance January 1                                    $ 20,327             $ 17,385
Comprehensive Income:
    Net Income                                          1,896                1,281
    Change in net unrealized Gain/Loss on
            Available-for-sale Securities                   9                    0
                                                     --------             --------
TOTAL COMPREHENSIVE INCOME                              1,905                1,281

Cash dividends paid                                      (176)                (146)
Exercise of stock options (including tax
benefit of $10)                                            68                    0
                                                     --------             --------



Balance June 30                                      $ 22,124             $ 18,520
                                                     ========             ========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE SIX MONTHS ENDED JUNE 30                        1998           1997

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                            $  1,896       $  1,281
Adjustments to reconcile net income to net cash
     from operating activities                           1,010            455
                                                      --------       --------
     Net cash from operating activities                  2,906          1,736

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     held-to-maturity securities                         8,240          6,970
Proceeds from paydowns and maturities of
     available-for-sale securities                       4,046          5,180
Purchases of held-to-maturity securities                (7,168)        (9,545)
Purchases of available-for-sale securities             (11,049)        (1,995)
Net change in loans                                    (14,131)       (10,633)
Purchase stock in FHLB                                       0           (675)
Property and equipment expenditures                        (96)          (269)
                                                      --------       --------
     Net cash from investing activities                (20,157)       (10,967)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                   6,848            144
Net change in short-term borrowings                     13,607          9,572
Proceeds from exercise of stock options                     58
Cash dividends paid                                       (176)          (146)
Payments on note payable                                   (10)            (7)
                                                      --------       --------
     Net cash from financing activities                 20,327          9,563
                                                      --------       --------

Net change in cash and cash equivalents                  3,076            332
Cash and cash equivalents at beginning of period        10,125         10,762
                                                      --------       --------
Cash and cash equivalents at end of period            $ 13,201       $ 11,094
                                                      ========       ========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



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

NOTE 4 - EARNINGS PER SHARE:
----------------------------


Earnings per share have been computed based upon the weighted average number of shares outstanding during the quarter. In the second quarter the Company declared a two for one stock split resulting in 1,754,467 additional shares outstanding. Per share data for the prior periods has been restated to reflect the stock dividend. Earnings per share are computed based upon the weighted average shares outstanding during the period. Diluted earnings per share further assume that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The following table presents weighted average shares outstanding and the number of shares used to compute diluted earnings per share:



                                                Three Months                   Six Months
                                                   Ended                         Ended
                                                  June 30                       June 30
                                            1998           1997           1998           1997
                                            ----           ----           ----           ----

Weighted Average Shares Outstanding      3,508,771      3,500,934      3,508,069      3,500,934

Shares used to compute diluted
     earnings per share                  3,524,402      3,500,934      3,517,781      3,500,934

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                  JUNE 30, 1998

                               FINANCIAL CONDITION

Total assets at June 30, 1998 were $253,151,000 compared to $230,849,000 at December 31, 1997, an increase of $22,302,000 (9.7%). This increase was primarily due to an increase in loans of $13,751,000 (7.6%), from $181,494,000 at December 31, 1997 to $195,245,000 at June 30,1998. This growth was funded by an increase in short-term borrowings of $13,607,000 (147.0%), from $9,256,000 at December 31, 1997 to $22,863,000 at June 30,1998. Total deposits increased $6,848,000 (3.4%), from $199,207,000 at December 31, 1997 to $206,055,000 at
June 30,1998.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date increased significantly from $1,281,000 in 1997 to $1,896,000 in 1998, an increase of $615,000 (48.0%). Net income for the quarter ended June 30, 1998 was $974,000 ($.28 per share) compared to $677,000 ($.19 per share) during the same period in 1997, an increase of $297,000 (43.9%). The increase in earnings was volume driven by higher net interest income, as other changes substantially offset each other.


NET INTEREST INCOME

Net interest income increased $417,000 (19.3%) in the second quarter of 1998 over the same period in 1997, while the year to date total increased $744,000 (17.7%) from $4,217,000 in 1997 to $4,961,000 in 1998. The increase in net interest income was driven by the continued growth in the loan portfolio.


PROVISION FOR LOAN LOSSES

The loan loss provision was $280,000 for the six months ended June 30,1998 compared to $167,000 recorded in the same period in 1997. The provision was increased due to continued loan growth and net charge-offs of $380,000 through June 30, 1998. One loan accounted for $343,000 ( 90.2 %) of the net charge-offs. The Bank had $188,000 in non-performing loans or .10% of total loans outstanding at June 30, 1998 compared to .18% at June 30, 1997. In response to the continuing strong loan growth management expects the loan loss provision will remain higher through the remainder of the year than was the case in 1997. Management is satisfied that the reserve is adequate at June 30, 1998.

NON INTEREST INCOME

Total non-interest income increased $546,000 (99.3%) to $1,096,000 through June 30,1998, compared to $550,000 for the same period in 1997. Service charges on deposits increased $104,000 (63.8%) in the second quarter, to $267,000 for the period ending June 30,1998 compared to $163,000 for the same period in 1997. This increase followed a $69,000 (49.3%) increase in the first quarter. Transaction growth and fee increases in the first and second quarters contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market increased $309,000 (421.9%) to $405,000 through June 30, 1998, compared to $96,000 for the same period in 1997. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The increase in fee income is driven by increased volume. During the second quarter of 1998, 91 loans with a principal balance of $9.8 million were sold compared to 20 loans with a principal balance of $2.1 million during the same period in 1997. Loans held for sale at June 30, 1998 decreased to $316,000 from $828,000 at December 31, 1997. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. In addition, the Bank originates and sells, servicing retained, SBA loans. SBA loan sale gains totaled $95,000 through June 30, 1998 compared to $21,000 in 1997.

NON INTEREST EXPENSE

Non interest expense increased $166,000 (12.3%) in the second quarter of 1998, with year to date expenses increasing $282,000 (10.6%) to $2,948,000 through June 30, 1998 compared to $2,666,000 for the same period in 1997. Occupancy and equipment expense increased $88,000 (18.0%) to $576,000 through June 30, 1998, compared to $488,000 for the same period in 1997. The increase was driven by the opening of one new branch and the relocation of existing branch to a larger facility in the fourth quarter of 1997. Data processing expense increased $46,000 (24.9%) through the first six months of 1998 to $231,000 from $185,000 for the same period last year. Other operating expenses increased $85,000 (15.6%) through June 30, 1998 to $632,000 from $547,000 for the same period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at June 30, 1998. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 1998, the Bank's leverage and total risk-based ratios were 9.31% and 12.45% respectively, which exceeds the well-capitalized threshold.

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

         Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------
         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------
         Not applicable

ITEM 5.  Other Information
         -----------------

         Any proposals of shareholders intended to be included in the Company's proxy statement and proxy card for the 1999 Annual Meeting of Shareholders should be sent to the Company by certified mail and must be received by the Company not later than December 1, 1998. In addition, if a shareholder intends to present a proposal at the 1999 Annual Meeting without including the proposal in the proxy materials related to that meeting, and if the proposal is not received by February 12, 1999, then the proxies designated by the Board of Directors of the Company for the 1999 Annual Meeting of Shareholders of the Company may vote in their discretion on any such proposal any shares for which they have been appointed proxies without mention of such matter in the proxy statement or on the proxy card for such meeting.

ITEM 6.  Exhibits and Reports on Form 8 - K
         ----------------------------------

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



Date:      August 11, 1998         /s/ Robert W. Zapp
       ----------------------      ---------------------------------
                                   Robert W. Zapp
                                   President

Date:      August 11, 1998         /s/ Robert D. Fulkerson
       ----------------------      ---------------------------------
                                   Robert D. Fulkerson
                                   Treasurer (Chief Financial Officer)