Form 10QSB
period 1998-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1998-11-13
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period ended September 30, 1998

        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______________to_________________

                        Commission File Number: 0-25960

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


                      Kentucky                           61-1256535
          -------------------------------             ----------------
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
                                               --------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes   X    No
                                                              -----     -----

As of November 8, 1998, the latest practicable date, 3,512,934 shares of the Registrant's Common Stock, $5.00 par value per share, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                  SEPTEMBER 30                DECEMBER 31
                                                                      1998                        1997
                                                                  ------------                -----------
ASSETS
Cash and cash equivalents                                         $    17,077                 $    10,125
Interest bearing deposits with banks                                      422                         560
Available-for-sale securities                                          13,161                       8,315
Held-to-maturity securities                                            22,857                      24,259
Total loans                                                           201,393                     181,494
     Less:  Allowances for loan losses                                  2,082                       2,078
                                                                  -----------                 -----------
               Net loans                                              199,311                     179,416
Premises and equipment, net                                             3,343                       3,519
FHLB stock, at cost                                                     1,991                       1,887
Accrued interest receivable and other assets                            2,708                       2,768
                                                                  -----------                 -----------
     Total assets                                                 $   260,870                 $   230,849
                                                                  ===========                 ===========


LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                          $   224,409                 $   199,207
Short-term borrowings                                                  10,854                       9,256
Notes payable                                                             533                         550
Accrued interest payable & other liabilities                            1,732                       1,509
                                                                  -----------                 -----------
     Total liabilities                                                237,528                     210,522


SHAREHOLDERS' EQUITY
Common stock                                                            2,957                       2,932
Additional paid-in capital                                              7,618                       7,523
Retained earnings                                                      12,665                       9,883
Net unrealized holding gain/(loss) on available-for sale
securities                                                                102                         (11)
                                                                  -----------                 -----------
     Total shareholders' equity                                        23,342                      20,327
                                                                  -----------                 -----------
Total liabilities and shareholders' equity                        $   260,870                 $   230,849
                                                                  ===========                 ===========

See accompanying notes

                   THE BANK OF KENTUCKY FINACNIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                          Three Months              Nine Months
                                                             Ended                     Ended
                                                          September 30              September 30
                                                         1998      1997            1998      1997
                                                         ----      ----            ----      ----
INTEREST INCOME
      Loans, including related fees                     $4,629    $3,988          $13,329   $11,165
      Securities and other                                 584       494            1,608     1,401
                                                        ------    ------          -------   -------
           Total interest income                         5,212     4,482           14,937    12,566
                                                        ------    ------          -------   -------

INTEREST EXPENSE
     Deposits                                            2,401     1,962            6,811     5,513
     Borrowings                                            114       193              468       509
                                                        ------    ------          -------   -------
          Total interest expense                         2,515     2,155            7,279     6,022
                                                        ------    ------          -------   -------

Net interest income                                      2,697     2,327            7,658     6,544
Provision for loan losses                                 (137)     (150)            (417)     (317)
                                                        ------    ------          -------   -------
Net interest income after
     Provision for loan losses                           2,560     2,177            7,241     6,227
                                                        ------    ------          -------   -------

NON-INTEREST INCOME
     Service charges and fees                              279       186              755       489
     Gain/(loss) on securities                               0         0                0         0
     Gain on loans sold                                    152        81              557       177
     Other                                                 111        91              326       242
                                                        ------    ------          -------   -------
          Total non-interest income                        542       358            1,638       908

NON-INTEREST EXPENSE
     Salaries and benefits                                 741       699            2,161     2,061
     Occupancy and equipment                               315       260              891       748
     Data processing                                       100        96              331       281
     Advertising                                            56        42              145       126
     Other                                                 318       277              950       824
                                                        ------    ------          -------   -------
          Total non-interest expense                     1,530     1,374            4,478     4,040
                                                        ------    ------          -------   -------

INCOME BEFORE INCOME TAXES                               1,572     1,161            4,401     3,095
     Less:  income taxes                                  (510)     (382)          (1,443)   (1,035)
                                                        ------    ------          -------   -------
NET INCOME                                              $1,062    $  779          $ 2,958   $ 2,060
                                                        ======    ======          =======   =======

Earnings per share                                      $  .30    $  .22          $   .84   $   .59
Earnings per share, assuming dilution                   $  .30    $  .22          $   .84   $   .59
Dividends per share                                     $    0    $    0          $   .10   $   .08

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                        1998           1997
                                                                        ----           ----
Balance January 1                                                      $20,327        $17,385
Comprehensive Income:
    Net Income                                                           2,958          2,060
    Change in net unrealized Gain/Loss on
            Available-for-sale Securities                                  113             22
                  --                                                   -------        -------
TOTAL COMPREHENSIVE INCOME                                               3,071          2,082

Cash dividends paid                                                       (176)          (146)
Exercise of stock options (including tax benefit of $14)                   120              0
                  --                                                   -------        -------



Balance September 30                                                   $23,342        $19,321
                                                                       =======        =======

         See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

NINE MONTHS ENDED SEPTEMBER 30                                     1998            1997
                                                                   ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                       $  2,958        $  1,480
Adjustments to reconcile net income to net cash
     From operating activities                                        548           1,121
                                                                 --------        --------
     Net cash from operating activities                             3,506           2,601

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     Held-to-maturity securities                                   14,522           4,065
Proceeds from paydowns and maturities of
     Available-for-sale securities                                  8,072           4,581
Purchases of held-to-maturity securities                          (13,114)         (1,555)
Purchases of available-for-sale securities                        (12,733)         (7,496)
Net change in loans                                               (19,895)        (27,572)
Purchase stock in FHLB                                                  0            (123)
Property and equipment expenditures                                  (119)           (535)
                                                                 --------        --------
     Net cash from investing activities                           (23,267)        (28,635)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                             25,202          20,956
Net change in short-term borrowings                                 1,598           3,743
Proceeds from exercise of stock options                               106               0
Cash dividends paid                                                  (176)           (145)
Payments on note payable                                              (17)            (10)
                                                                 --------        --------
     Net cash from financing activities                            26,713          24,544
                                                                 --------        --------

Net change in cash and cash equivalents                             6,952          (1,490)
Cash and cash equivalents at beginning of period                   10,125          11,132
                                                                 --------        --------
Cash and cash equivalents at end of period                        $17,077        $  9,642
                                                                 ========        ========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



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

NOTE 4 - EARNINGS PER SHARE:
----------------------------


Earnings per share have been computed based upon the weighted average number of shares outstanding during the period. In the second quarter the Company declared a two for one stock split resulting in there being 1,754,467 additional shares outstanding. Per share data for the prior periods has been restated to reflect the stock dividend. Earnings per share are computed based upon the weighted average shares outstanding during the period. Diluted earnings per share further assume that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price during the period. The following table presents weighted average shares outstanding and the number of shares used to compute diluted earnings per share:



                                                             Three Months                      Nine Months
                                                                 Ended                            Ended
                                                             September 30                      September 30
                                                        1998             1997             1998               1997
                                                        ----             ----             ----               ----
Weighted Average Shares Outstanding                   3,512,780        3,500,934        3,509,639         3,500,934

Shares used to compute diluted
     Earnings per share                               3,532,315        3,500,934        3,519,289         3,500,934

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1998

                               FINANCIAL CONDITION

Total assets at September 30, 1998 were $260,870,000 compared to $230,849,000 at December 31, 1997, an increase of $30,021,000 (13.0%). This increase was primarily due to an increase in loans of $19,899,000 (11.0%), from $181,494,000 at December 31, 1997 to $201,393,000 at September 30,1998. This growth was funded by an increase in deposits of $25,202,000 (12.7%), from $199,207,000 at December 31, 1997 to $224,409,000 at September 30,1998. Short-term borrowings increased $1,598,000 (17.3%), from $9,256,000 at December 31, 1997 to
$10,854,000 at September 30,1998. Deposit growth of $18,354,000 during the third quarter resulted in a decrease of $12,009,000 in short term borrowings during the third quarter.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date increased significantly from $2,060,000 in 1997 to $2,958,000 in 1998, an increase of $898,000 (43.6%). Net income for the quarter ended September 30, 1998 was $1,062,000 ($.30 per share) compared to $779,000 ($.22 per share) during the same period in 1997, an increase of $283,000 (36.3%). The increase in earnings was driven by improvements in non-interest income, primarily due to loan sales activities, and net interest income, primarily due to increased volume.

NET INTEREST INCOME

Net interest income increased $370,000 (15.9%) in the second quarter of 1998 over the same period in 1997, while the year to date total increased $1,114,000 (17.0%) from $6,544,000 in 1997 to $7,658,000 in 1998. The increase in net interest income was driven by the continued growth in the loan portfolio.

PROVISION FOR LOAN LOSSES

The loan loss provision was $417,000 for the nine months ended September 30,1998 compared to $317,000 recorded in the same period in 1997. The provision was increased in response to continued loan growth and higher net charge-offs, which were $413,000 through September 30, 1998. One loan accounted for $343,000 (83.0 %) of the net charge-offs. Non-performing loans at September 30, 1998 totaled $505,000 or .25% of total loans outstanding compared to .06% at September 30, 1997. While higher than in 1997, this level of non-performing loans is still well below peer levels. As a result of the continuing strong loan growth and problem loan trends, management expects the loan loss provision will remain higher through the remainder of the year. Management is satisfied that the reserve is adequate at September 30, 1998.

NON INTEREST INCOME

Total non-interest income increased $730,000 (80.4%) to $1,638,000 through September 30,1998, compared to $908,000 for the same period in 1997. Service charges on deposits increased $93,000 (50.0%) in the third quarter, to $279,000 for the quarter ending September 30,1998 compared to $186,000 for the same period in 1997. This increase followed a $104,000 (63.8%) increase in the second quarter. Transaction growth and fee increases in the first and second quarters contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market increased $380,000 (214.7%) to $557,000 through September 30, 1998, compared to $177,000 for the same period in 1997. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The increase in fee income is driven by increased volume. Through September 30, 1998, 270 loans with a principal balance of $28.2 million were sold compared to 115 loans with a principal balance of $10.9 million during the same period in 1997. Loans held for sale at September 30, 1998 decreased to $508,000 from $828,000 at December 31, 1997. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. In addition, the Bank originates and sells, servicing retained, SBA loans. SBA loan sale gains totaled $110,000 through September 30, 1998 compared to $43,000 in 1997.

NON INTEREST EXPENSE

Non interest expense increased $156,000 (11.3%) in the third quarter of 1998, with year to date expenses increasing $438,000 (10.8%) to $4,478,000 through September 30, 1998 compared to $4,040,000 for the same period in 1997. Occupancy and equipment expense increased $143,000 (19.1%) to $891,000 through September 30, 1998, compared to $748,000 for the same period in 1997. The increase was driven by the opening of one new branch and the relocation of existing branch to a larger facility in the fourth quarter of 1997. Data processing expense increased $50,000 (17.8%) through the first nine months of 1998 to $331,000 from $281,000 for the same period last year. Other operating expenses increased $126,000 (15.3%) through September 30, 1998 to $950,000 from $824,000 for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks which will participate in loans to meet large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at September 30, 1998. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 1998, the Bank's leverage and total risk-based ratios were 9.53% and 12.65% respectively, which exceeds the well-capitalized threshold.

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

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

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



Date:   November 11, 1998                    /s/ ROBERT W. ZAPP
     -----------------------                 -----------------------------------
                                             Robert W. Zapp
                                             President



Date:   November 11, 1998                    /s/ ROBERT D. FULKERSON
     -----------------------                 -----------------------------------
                                             Robert D. Fulkerson
                                             Treasurer (Chief Financial Officer)