Form 10KSB
period 1998-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 1999-03-31
CIK 934547

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year December 31, 1998 OR

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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                             ----------------------
                                      None

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

State the issuer's revenues for its most recent fiscal year:  $22.6 million
                                                              -------------

The issuer's Common Stock is not quoted or traded on any established trading market. Using the most recent trade price of which management is aware of $34.00 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant on March 8, 1999 was $60.1 million.

At March 8, 1999, there were 3,518,224 shares of the Registrant's Common Stock issued and outstanding.

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

         On September 30, 1995, Burnett was merged with and into BKI (the "Merger"), as a result of which, BKFC's status as a savings and loan holding company terminated. As a bank holding company, BKFC, through BKI, is engaged in the banking business in Kentucky. Since incorporation, BKFC has engaged in no business activity other than owning the outstanding stock of BKI and Burnett.

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

         The deposits of BKI are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 1998, approximately 92%, or $225 million, of BKI's deposits were insured in the Bank Insurance Fund ("BIF") and 8%, or $19 million, which represent deposits deemed to have been acquired in the Merger from Burnett, were insured in the Savings Association Insurance Fund ("SAIF"). Because of the FDIC-insured deposits, BKI is subject to regulation, supervision and examination by the FDIC. See "Regulation of BKI's"; "Regulatory Capital Requirements" and "Dividend Restrictions."

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

         The following table sets forth the composition of BKI's loan portfolio by type of loan at the dates indicated:


                                                                        As   of   December 31,
                                                                        ------------------------
                                                  1998                     1997                    1996
                                           -----------------        ----------------         -----------------
                                           Amount         %         Amount         %         Amount          %
                                           ------         -         ------         -         ------          -
                                                                             (In thousands)
Type of Loan:
   Nonresidential real estate loans       $ 66,449       31.9%     $ 62,932       34.6%     $ 52,312       33.9%
   One- to four-family residential
     real estate loans                      52,692       25.3        51,734       28.5        44,819       29.0
   Commercial loans                         57,877       27.8        49,172       27.0        37,803       24.5
   Consumer loans                            9,172        4.4         8,073        4.4         8,617        5.6
   Construction and land development        18,634        9.0         8,482        4.7         7,432        4.8
     loans
   Municipal obligations                     3,346        1.6         1,475         .8         3,390        2.2
                                          --------      -----      --------      ------     --------      -----
        Total loans                        208,170      100.0%      181,868      100.0%      154,373      100.0%
                                                        =====                    =====                    =====
Less:
   Deferred loan fees                          335                      374                      325
   Allowance for loan losses                 2,193                    2,078                    1,752
                                          --------                 --------                 --------
     Net loans                            $205,642                 $179,416                 $152,296
                                          ========                 ========                 ========




                                                       As   of   December 31,
                                                       ------------------------
                                                      1995                     1994
                                               -----------------        ----------------
                                               Amount         %         Amount         %
                                               ------         -         ------         -
                                                               (In thousands)
Type of Loan:
   Nonresidential real estate loans           $ 42,841       35.5%     $ 35,737       32.9%
   One- to four-family residential
     real estate loans                          38,871       32.2        37,858       34.8
   Commercial loans                             24,979       20.7        22,191       20.4
   Consumer loans                                8,327        6.9         8,128        7.5
   Construction and land development             4,141        3.4         3,429        3.2
     loans
   Municipal obligations                         1,513        1.3         1,443        1.2
                                              --------      ------     --------      -----
        Total loans                            120,672      100.0%      108,786      100.0%
                                                            =====                    =====
Less:
   Deferred loan fees                              340                      379
   Allowance for loan losses                     1,415                    1,190
                                              --------                 --------
     Net loans                                $118,917                 $107,217
                                              ========                 ========

        LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 1998, regarding the dollar amount of loans maturing in BKI's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 1998:


                                               Due after 1
                                                year to 5  Due after 5
                      Due within one year         years       Years       Total
                      -------------------         -----       -----       -----
                                             (In thousands)
Commercial loans           $34,358               $21,961     $ 1,558     $57,877
Construction and land
   development loans        18,634                    --          --      18,634
                           -------               -------     -------     -------
     Total                 $52,992               $21,961     $ 1,558     $76,511
                           =======               =======     =======     =======

Interest sensitivity:
   With fixed rates                              $10,035                 $   317
   With variable rates                            11,926       1,241
                                                 -------     -------
     Total                                       $21,961     $ 1,558
                                                 =======     =======

         NONRESIDENTIAL REAL ESTATE LOANS. BKI makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either each year or every three years based upon the interest rates of the applicable one- or three-year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

         BKI limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the "LTV") on nonresidential real estate loans made by BKI is 80%, subject to certain exceptions.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a down-turn in the economy for example, or due to any other reason the borrower's ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, BKI generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property's valuation.

         At December 31, 1998, BKI had a total of $66 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 32% of BKI's total loans at such date. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

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

         The aggregate amount of BKI's residential real estate loans equaled approximately $53 million at December 31, 1998, and represented 25% of total loans at such date. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         COMMERCIAL LOANS. BKI offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to BKI's prime interest rate. Commercial loans typically have terms of five years.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, BKI generally obtains the personal guarantees of one or more of the principals backing the borrower. At December 31, 1998, BKI had $58 million, or 28% of total loans, invested in commercial loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         CONSUMER LOANS. BKI makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years.

         Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 1998, BKI had $9 million, or 4% of total loans, invested in consumer loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

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

         Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, BKI must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 1998, a total of $19 million, or approximately 9% of BKI's total loans, consisted of construction and land development loans. See " Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         MUNICIPAL OBLIGATIONS. BKI makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for BKI. At December 31, 1998, BKI had $3 million invested in municipal obligation loans. See "Delinquent Loans, Nonperforming Assets and Classified Assets" for information regarding nonperforming loans of this type.

         LOAN SOLICITATION AND PROCESSING. BKI's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by BKI's lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, BKI obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Loan Committee for approval or rejection. If, however, the loan amount is in excess of $1.25 million, the loan will be submitted to the Board of Directors for approval or rejection.

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

        The aggregate amounts of BKI's classified assets at December 31, 1998, were as follows:

                                            At December 31, 1998
                                            --------------------
                                               (In thousands)
Substandard (risk rating 6)                        $1,319
Doubtful (risk rating 7)                              170
Loss (risk rating 8)                                    -
                                                   ------

Total classified assets                            $1,489
                                                   ======


        The following table reflects the amount of loans in delinquent status as of December 31, 1998:

Loans delinquent
  30 to 59 days                                      $497
  60 to 89 days                                       145
  90 or more days                                     190
                                                      ---
    Total delinquent loans                           $832
                                                     ====

Ratio of total delinquent loans to total
  loans                                               .40%
                                                      ===



        The following table sets forth information with respect to BKI's nonperforming assets for the periods indicated. During the periods shown, BKI had no restructured loans within the meaning of FAS No. 15. In addition, BKI evaluates loans to identify those that are "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 1998 BKI had no impaired loans. Management evaluates all loans selected for specific review during the quarterly allowance analysis for impairment. Generally, that analysis will not address smaller balance consumer credits.

                                                                                   At December 31,
                                                                      --------------------------------------------
                                                                      1998      1997     1996      1995       1994
                                                                      ----      ----     ----      ----       ----
                                                                               (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
   Real estate:
     Nonresidential                                                  $  0      $  0      $  0      $  0      $  0
     Residential                                                       11         0         0        62         0
     Construction                                                       0         0         0         0         0
     Commercial                                                       159        82        14         0         0
     Consumer and other                                                 0         0         0         0         0
                                                                     ----      ----      ----      ----      ----
         Total                                                        170        82        14        62         6
                                                                     ----      ----      ----      ----      ----

Accruing loans which are contractually past due 90 days or more:
   Real estate:
     Nonresidential                                                     0         0         0         0         0
     Residential                                                      112         0        37        65        88
     Construction                                                       0         0         0         0         0
     Commercial                                                        59       101         0        25         0
     Consumer and other loans                                          19        22         0         0         6
                                                                     ----      ----      ----      ----      ----
          Total                                                       190       123        37        90        94
                                                                     ----      ----      ----      ----      ----

Total of non-accrual and 90 days past due loans                      $360      $205      $ 51      $152      $100
                                                                     ====      ====      ====      ====      ====

Percentage of total loans                                             .17%      .11%      .03%      .13%      .09%
                                                                     ====      ====      ====      ====      ====

Other nonperforming assets(2)                                        $200      $  0      $  0      $  0      $  0
                                                                     ====      ====      ====      ====      ====
                                                                                                             ----

---------------------------

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


         ALLOWANCE FOR LOAN LOSSES. BKI maintains an allowance for loan losses to provide a valuation allowance for loans that might not be repaid. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical trends in the level of nonperforming assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. Due to a limited amount of historic experience, BKI's provisions since incorporation have been influenced by national loan loss experience applied to the portfolio outstanding. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1998, BKI's allowance for loan losses totaled $2.2 million.

         The following table sets forth an analysis of BKI's allowance for losses for the periods indicated:

                                                                        Year ended at December 31,
                                                                        --------------------------
                                                    1998         1997          1996           1995          1994
                                                    ----         ----          ----           ----          ----
                                                                     (Dollars in thousands)
Balance of allowance at beginning of period       $ 2,078       $ 1,752       $ 1,415       $ 1,190       $   957
Recoveries of loans previously charged off:
   Commercial loans                                     8             0             8            20             0
   Consumer loans                                      19            16             2             3             4
   Mortgage loans                                       0             0             0             6             0
                                                  -------       -------       -------       -------       -------
     Total recoveries                                  27            16            10            29             4
                                                  -------       -------       -------       -------       -------
Loans charged off:
   Commercial loans                                   431            11            43            40           132
   Consumer loans                                      60            31            10            17             0
   Mortgage loans                                       6             0            19            10             0
                                                  -------       -------       -------       -------       -------
     Total charge-offs                                497            42            72            67           132
                                                  -------       -------       -------       -------       -------
     Net charge-offs                                 (470)          (26)          (62)          (38)         (128)
Provision for loan losses                             585           352           399           263           361
                                                  -------       -------       -------       -------       -------
Balance of allowance at end of period             $ 2,193       $ 2,078       $ 1,752       $ 1,415       $ 1,190
                                                  =======       =======       =======       =======       =======
Net charge-offs to average loans outstanding
   for period                                         .24%          .02%          .04%          .03%          .13%
                                                  =======       =======       =======       =======       =======
Allowance at end of period to loans at end of
   period                                            1.05%         1.14%         1.14%         1.18%         1.10%
                                                  =======       =======       =======       =======       =======
Allowance to nonperforming loans at end of
   period                                           609.2%      1,013.6%      3,435.3%        930.9%      1,190.0%
                                                  =======       =======       =======       =======       =======


        The following table provides an allocation of BKI's allowance for possible loan losses as of each of the following dates:

                                                                     At December 31,
                                                                     ---------------
                                       1998                1997             1996              1995              1994
                                       ----                ----             ----              ----              ----
                                                                      (In thousands)
Loan type
   Commercial                           $1,007            $1,000           $   886           $   678           $   552
   Real estate                             832               819               671               590               498
   Consumer                                354               259               195               147               140
                                       -------           -------           -------           -------           -------
     Total allowance for loan
       losses                           $2,193            $2,078            $1,752            $1,415            $1,190
                                        ======            ======            ======            ======            ======


         BKI increased its allowance for loan losses from $2.1 million at December 31, 1997, to $2.2 million at December 31, 1998, due primarily to growth in the loan portfolio and to current and anticipated economic conditions. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See
Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

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

         The following table sets forth the composition of BKI's securities portfolio, at the dates indicated:

                                                                      At December 31,
                                                                      ---------------
                                                    1998                    1997                     1996
                                            --------------------    -------------------      ------------------

                                             Amortized     Fair     Amortized      Fair      Amortized     Fair
                                               Cost       Value        Cost       Value        Cost       Value
                                             ---------    -----     ---------     -----      ---------    ------
                                                                         (In thousands)
Held-to-maturity securities:

   U.S. Government obligations               $ 1,000     $ 1,006     $ 2,500     $ 2,506     $ 5,741     $ 5,789
   U.S. Government agency obligations         20,009      19,996      19,636      19,675       9,585       9,579
   Municipal and other obligations             9,288       9,387       2,123       2,138       1,489       1,492
                                             -------     -------     -------     -------     -------     -------

     Total held-to-maturity securities       $30,297     $30,389     $24,259     $24,319     $16,815     $16,860
                                             =======     =======     =======     =======     =======     =======

Available-for-sale securities:

   U.S. Government obligations               $     0     $     0     $   998     $ 1,000     $     0     $     0
   U.S. Government agency obligations         17,985      18,028       7,333       7,315      11,564      11,530
   Municipal and other obligations                 0           0           0           0           0           0
                                             -------     -------     -------     -------     -------     -------

     Total available-for-sale securities     $17,985     $18,028     $ 8,331     $ 8,315     $11,564     $11,530
                                             =======     =======     =======     =======     =======     =======


         The following table sets forth the amortized cost of BKI's securities portfolio at December 31, 1998 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

                                Maturing within     Maturing after one    Maturing after five
                                   one year         and within five years and within ten years           Total
                             ---------------------  --------------------- -------------------- ---------------------
                             Amortized     Average  Amortized    Average  Amortized    Average Amortized      Average
                                Cost        Yield     Cost        Yield     Cost        Yield    Cost          Yield
                             ---------     -------  ---------    -------  ---------    ------- ---------      -------
                                                        (Dollars in thousands)
Held-to-maturity:
   U.S. Government            $ 1,000        5.88%  $     0        0.00%  $     0        0.00%  $ 1,000        5.88%
   obligations
   U.S. Government agency       3,999        5.77    14,510        5.67     1,500        5.33    20,009        5.66
   obligations
   Municipal and other            150        6.56     9,138        6.25         0        0.00     9,288        6.40
   obligations (1)

Available-for-sale:
   U.S. Government                  0        0.00         0        0.00         0        0.00         0        0.00
     obligations
   U.S. Government agency     $ 2,500        5.79%  $15,485        5.74%  $     0        0.00%  $17,985        5.77%
     obligations

-------------------------

(1)  Yield stated on a tax-equivalent basis using a 34% effective rate.

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

         BKI also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by BKI from customers. Certain securities are pledged as collateral for these agreements.

         BKI has a mortgage payable secured by a parcel of real estate owned by BKI (the "Mortgage Loan"). The loan has an interest rate of 8.75%, monthly payments of $3,000 and a balance of $183,000 at December 31, 1998, and $201,000 at December 31, 1997. BKI also entered into a capital lease obligation for a new branch in 1997 with a term of 20 years and a monthly payment of $4,000.

         DEPOSITS. Deposits are attracted principally from within BKI's designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, Negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by BKI's Board of Directors based on BKI's liquidity requirements, growth goals and market trends. BKI does not use brokers to attract deposits. The amount of deposits from outside BKI's market area is not significant.

        The following table presents the amount of BKI's jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 1998:

            Maturity                                  At December 31, 1998
            --------                                  --------------------
                                                         (In thousands)
            Three months or less                           $20,828
            Over 3 months to 6 months                        6,194
            Over 6 months to 12 months                      12,762
            Over 12 months                                   2,203
                                                           -------

                Total                                      $41,987
                                                           =======


         BORROWINGS. In addition to repurchase agreements and the mortgage loan described above, BKI has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB since 1994, BKI is authorized to apply for advances from the FHLB, provided certain standards are met. See "Federal Home Loan Banks." BKI does not have any advances outstanding as of December 31, 1998.

         The following table sets forth the maximum month end balance amount of BKI's outstanding borrowings during the years ended December 31, 1998, 1997 and 1996, along with the average aggregate balances of BKI's outstanding borrowings for such periods:


                                              During year ended December 31,
                                              ------------------------------
                                              1998         1997         1996
                                              ----         ----         ----
                                                 (Dollars in thousands)
Maximum balance at any month-end during
    the period                              $23,403      $18,539      $12,051

Average balance                              10,779       11,370        8,492

Weighted average interest rate of              5.84%        5.81%        5.64%

         The following table sets forth certain information as to borrowings, excluding the Mortgage Loan, and the capital lease obligation at the dates indicated:

                                              December 31,
                                              ------------
                                     1998         1997        1996
                                     ----         ----        ----
                                            (in thousands)
Borrowings outstanding             $10,398      $9,256      $6,618
Weighted-average interest rate        5.05%       5.56%       5.47%


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

         The following table sets forth the amounts of BKI's interest-earning assets and interest-bearing liabilities outstanding at December 31, 1998, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on BKI's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond BKI's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                                          Within 3 Months    4 - 12 Months 1 through 5 years Over 5 years     Total
                                          ---------------    ------------- ----------------- ------------     -----
                                                                       (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                         $   4,354       $       0       $       0      $       0      $   4,354
   Interest bearing deposits with banks             422               0               0              0            422
   Securities                                     2,525           7,166          39,159          1,500         50,350
   Loans receivable(1)                           91,236          17,583          97,787          1,564        208,170
                                              ---------       ---------       ---------      ---------      ---------

     Total interest-earning assets               98,537          24,749         136,946          3,064        263,296
                                              ---------       ---------       ---------      ---------      ---------

Interest-bearing liabilities:
   Savings deposits                               8,104               0               0              0          8,104
   Money market deposit accounts                 34,911               0               0              0         34,911
   NOW accounts                                  59,964               0               0              0         59,964
   Certificates of deposit                       30,634          45,764          10,191              0         86,589
   IRA's                                          3,800           6,871           3,688             15         14,374
   Short-term borrowings                         10,398               0               0              0         10,398
   Notes payable                                      4              13             115             51            183
                                              ---------       ---------       ---------      ---------      ---------

     Total interest-bearing liabilities         147,815          52,648          13,994             66        214,523
                                              ---------       ---------       ---------      ---------      ---------

Interest-earning assets less
   Interest-bearing liabilities               ($ 49,278)      ($ 27,899)      $ 122,952      $   2,998      $  48,773
                                              =========       =========       =========      =========      =========

Cumulative interest-rate sensitivity gap      ($ 49,278)      ($ 77,177)      $  45,775      $  48,773
                                                              =========       =========      =========

Cumulative interest-rate gap as a
   percentage of total  interest  earning        (18.72%)        (29.31%)         17.39%         18.52%
   assets                                     =========       =========       =========      =========



-----------------------------

(1) Virtually all of BKI's loans are monthly amortizing adjustable-rate installment obligations and, therefore, are not subject to rollover and renewal provisions.

         The following table sets forth certain information relating to BKI's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for BKI and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                                    Year ended December 31,
                                         ----------------------------------------------------------------------------

                                                        1998                                     1997
                                         ------------------------------------      ---------------------------------
                                           Average       Interest                    Average      Interest
                                         Outstanding     earned/       Yield/      outstanding     earned/     Yield/
                                           balance         paid         rate         balance        paid        rate
                                           -------         ----         ----         -------        ----        ----
                                                                    (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)                 $194,903      $17,948        9.21%       $167,730        $15,379     9.17%
   Securities (2)                            36,263        2,212        6.10          29,618          1,880     6.35
   Other interest-earning assets              6,760          344        5.09           1,422             81     5.70
                                           --------      -------                    --------        -------
     Total interest-earning assets          237,926       20,504        8.62         198,770         17,340     8.72
                                           --------      -------        ----        --------        -------     ----

Non-interest-earning assets                  13,441                                   10,350
                                           --------                                 --------
     Total assets                          $251,367                                 $209,120
                                           ========                                 ========

Interest-bearing liabilities:
   Transaction accounts                      79,250        3,000        3.79        $ 56,410          2,018     3.58
   Time deposits                            109,246        6,283        5.76          98,250          5,638     5.74
   Borrowings                                10,779          629        5.84          11,375            661     5.81
                                           --------      -------                    --------        -------
     Total interest-bearing
       liabilities                          199,175        9,912        4.98         166,035          8,317     5.01
                                           --------      -------        ----        --------        -------     ----

Non-interest-bearing liabilities             30,134                                   24,706
                                           --------                                 --------
     Total liabilities                      229,309                                  190,741

Shareholders' equity                         22,058                                   18,379
                                           --------                                 --------

     Total liabilities and
       shareholders' equity                $251,367                                 $209,120
                                           ========                                 ========

Net interest income                                      $10,592                                    $ 9,023
                                                         =======                                    =======
Interest rate spread                                                    3.64%                                   3.71%
                                                                        =====                                   =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                             4.45%                                   4.54%
                                                                        =====                                   =====
Average interest-earning assets to
   interest-bearing liabilities             119.46%                                  119.72%
                                            =======                                  =======



                                               Year ended December 31,
                                          ----------------------------------

                                                        1996
                                         -----------------------------------
                                           Average      Interest
                                         outstanding     earned/      Yield/
                                           balance        paid         rate
                                           -------        ----         ----
                                                    (in thousands)
Interest-earning assets:
   Loans receivable (1)(2)                 $136,759      $12,443       9.10%
   Securities (2)                            25,703        1,649       6.41
   Other interest-earning assets              3,917          208       5.31
                                           --------      -------
     Total interest-earning assets          166,379       14,300       8.59
                                           --------      -------       ----

Non-interest-earning assets                   8,592
                                           --------
     Total assets                          $174,971
                                           ========

Interest-bearing liabilities:
   Transaction accounts                    $ 46,431        1,561       3.36
   Time deposits                             83,312        4,860       5.83
   Borrowings                                 8,492          479       5.64
                                           --------      -------
     Total interest-bearing
       liabilities                          138,235        6,900       4.99
                                           --------      -------       ----

Non-interest-bearing liabilities             20,874
                                           --------
     Total liabilities                      159,109

Shareholders' equity                         15,862
                                           --------

     Total liabilities and
       shareholders' equity                $174,971
                                           ========

Net interest income                                     $  7,400
                                                        ========
Interest rate spread                                                   3.60%
                                                                       =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                            4.45%
                                                                       =====
Average interest-earning assets to
   interest-bearing liabilities             120.36%
                                            =======

---------------------------

(1)      Includes non-accrual loans.

(2) Income presented on a tax equivalent basis using a 34% tax rate. The tax equivalent adjustment was $201,000.

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

                                                                      Year ended December 31,
                                                -----------------------------------------------------------------------
                                                        1998 vs. 1997                          1997 vs. 1996
                                                --------------------------------      ---------------------------------
                                                       Increase (Decrease)                   Increase (Decrease)
                                                             due to                                due to
                                                             ------                                ------
                                                Volume        Rate         Total      Volume        Rate         Total
                                                ------        ----         -----      ------        ----         -----
                                                                           (In thousands)
Interest income attributable to:
   Loans receivable                            $ 2,496      $    73      $ 2,569      $ 2,838      $    98      $ 2,936
   Securities                                      412          (80)         332          248          (17)         231
   Other interest-earning assets(1)                278          (15)         263         (142)          15         (127)
                                                            -------      -------      -------      -------      -------

     Total interest-earning assets               3,186          (22)       3,164        2,944           96        3,040
                                               -------      -------      -------      -------      -------      -------

Interest expense attributable to:
   Transactions accounts                           841          141          982          352          105          457
   Time deposits                                   626           19          645          856          (78)         778
   Borrowings                                      (35)           3          (32)         167           15          182
                                               -------      -------      -------      -------      -------      -------

     Total interest-bearing liabilities          1,432          163        1,595        1,375           42        1,417
                                               -------      -------      -------      -------      -------      -------

Increase (decrease) in net interest income     $ 1,754      $  (185)     $ 1,569      $ 1,554      $    77      $ 1,623
                                               =======      =======      =======      =======      =======      =======

---------------------

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

PERSONNEL

        As of December 31, 1998, BKI had 62 full-time employees and 31 part-time employees. BKI believes that relations with its employees are excellent. BKI offers health, disability, and life insurance benefits to full-time employees. BKI has a profit sharing plan for all employees 21 years of age or older who work at least 1,000 hours per year. None of the employees of BKI are represented by a collective bargaining unit.

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

         Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1998, the maximum the Bank could lend to any one borrower generally equaled $3.2 million and equaled $4.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

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

         The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and BKI at December 31, 1998:

                                   At December 31, 1998
                      -----------------------------------------------
                              BKFC                       BKI
                      --------------------     ----------------------
                       Amount      Percent      Amount        Percent
                       ------      -------      ------        -------
                                   (Dollars in thousands)
Tier 1 risk-based     $24,420      11.74%      $24,158        11.75%
Requirement             8,324       4.00         8,227         4.00
                      -------      -----       -------        -----
Excess                $16,096       7.74%      $15,931         7.75%
                      =======      =====       =======        =====

Total risk-based      $26,613      12.79%      $26,351        12.81%
Requirement            16,647       8.00        16,455         8.00
                      -------      -----       -------        -----
Excess                $ 9,966       4.79%      $ 9,896         4.81%
                      =======      =====       =======        =====

Leverage ratio        $24,420       8.74%      $24,158         8.64%
Requirement            11,181       4.00        11,181         4.00
                      -------      -----       -------        -----
Excess                $13,239       4.74%      $12,977         4.64%
                      =======      =====       =======        =====


         The FDIC may require an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. BKI's capital levels at December 31, 1998, meet the standards for the highest level, a "well-capitalized" institution.

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

         At December 31, 1998, BKI had capital in excess of the FDIC's most restrictive minimum capital requirements in an amount equal to $10 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 1998 BKFC paid a cash dividend of $.05 per share totaling $175,000. The dividend was within the guidelines established by the Federal Reserve as a condition of the reorganization.

        FDIC DEPOSIT INSURANCE AND ASSESSMENTS. The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and SAIF deposits acquired by banks. The FDIC is required to maintain designated levels of reserves in each fund.

        The deposits of Burnett obtained by BKI in the Merger, which at December 31, 1998 was $19 million, including the attributed growth factor, remain insured by the SAIF. BKI is a member of the BIF, and, at December 31, 1998, it had $225 million in deposits insured in the BIF.

        The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. FDIC assessments for healthy institutions are adjusted periodically and were set at $.012 per $100 in BIF deposits and $.059 per $100 in SAIF deposits as of December 31, 1998.

FRB RESERVE REQUIREMENTS

        FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $41.6 million of such accounts (subject to an exemption of up to $4.9 million), and of 10% of net transaction accounts in excess of $41.6 million. At December 31, 1998, BKI was in compliance with this reserve requirement.


ACQUISITIONS OF CONTROL

        Acquisitions of controlling interests of BKFC and BKI are subject to limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or BKI by merger also require regulatory approval.

FEDERAL HOME LOAN BANKS

        The Federal Home Loan Banks provide credit to their members in the form of advances. BKI is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of BKI's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. BKI is in compliance with this requirement with an investment in stock of the FHLB of $2,026,100 at December 31, 1998. An FHLB member that does not meet the qualified thrift lender ("QTL") test is eligible to receive FHLB advances if it holds FHLB stock equal to 5% of total advances divided by the percentage of qualified assets under the QTL test. At December 31, 1998, BKI did not meet the QTL test, thus limiting its access to advances.

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

ITEM 2.  DESCRIPTION OF PROPERTY

         The following table sets forth certain information at December 31, 1998, regarding properties on which the offices of BKI are located:

Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      -----------------
Main Office                             Leased                   1991                12,300                    -
1065 Burlington Pike
Florence, KY

Weaver Road Operations                  Leased                   1992                 3,000                    -
Center  (2)
166 Weaver Road
Florence, KY

Independence Branch                     Leased                   1995                   750                    -
Industrial Road and Turkeyfoot
Independence, KY

Belleview Branch                        Leased                   1992                 1,000                    -
6710 McVille Road
Burlington, KY

Houston Road Branch                     Leased                   1994                 2,600                    -
4748 Houston Road
Florence, KY

Walton Branch                            Owned                   1994                 2,100             $694,293
116 Stephenson Mill Rd.               (No liens)
Walton, KY

19th and Madison Branch(3)               Owned                   1998                 2,300             $424,723
1831 Madison Ave                      (No liens)
Covington, KY

Nicholson Branch                        Leased                   1997                 1,600                    -
12020 Madison Pike
Independence, KY

Erlanger Branch                         Leased                   1997                 2,000                    -
3133 Dixie Hwy
Erlanger, KY

U S 42 Branch                           Leased                   1997                 2,800                    -
8660 Haines Drive
Florence, KY

Mt. Zion Branch (4)                      Owned                   1998                 2,800             $967,429
330 Mt. Zion Road
Florence, KY

----------------------------

(1)      Net book value amounts are for land, buildings and improvements.

(2) The Weaver Road branch was relocated to Mt Zion Rd and the existing location was coverted to an operations center.
(3)      The Covington was vacated and relocated to 19th and Madison Ave.
(4)      Relocation of the Weaver Rd Branch to Mt. Zion Rd.

         BKI leases the Main Office, Weaver Road, Belleview, Nicholson, U.S. 42, and Houston Road branches under operating lease agreements with some of its directors and/or their family members. See Part III, Item 12 - "Certain Relationships and Related Transactions." Total rental expense under operating lease agreements was $419,000 and $356,000 for the years ended December 31, 1998 and 1997, respectively. BKI believes all of its office locations are adequately insured.


         BKI also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of BKI's investment in office premises and equipment totaled $3.8 million at December 31, 1998.

ITEM 3.  LEGAL PROCEEDINGS

         Neither BKFC nor BKI is presently involved in any legal proceedings of a material nature. From time to time, BKI is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by BKI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders of BKFC during the last quarter of the fiscal year ended December 31, 1998.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stockholder Services

Firstar Corporation (fka Star Bank, N.A.) serves as transfer agent for The Bank of Kentucky Financial Corporation's shares. Communications regarding change of address, transfer of shares, lost certificates, and dividends should be sent to:

                                     Firstar
                           Corporate Trust Department
                          425 Walnut Street (6th Floor)
                              Cincinnati, OH 45202

Legal Counsel

The Bank of Kentucky Financial Corporation's legal counsel is:

                             Ziegler & Schneider,PSC
                               541 Buttermilk Pike
                               Covington, Ky 41017

Annual Meeting

The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation will be held on April 16, 1999, at 5:00 p.m., local time, at Triple Crown Country Club, One Triple Crown Blvd., Union, KY 41091.

Annual Report On Form 10- KSB

A copy of The Bank of Kentucky Financial Corporation's Annual Report on Form 10
- KSB for fiscal year 1998, as filed with the Securities and Exchange Commission, will be available at no charge to stockholders upon request to:

                              The Bank of Kentucky
                                  P.O. Box 577
                             Florence, KY 41022-0577
                        Attention: Senior Vice President

Market Price of the Company's Common Stock and Dividends Declared

There were 3,515,934 shares of common stock of the Company outstanding on December 31, 1998, which were held of record by 520 shareholders. The Board of Director's declared a cash dividend of $.04 per share in each of April 1996 and March 1997, and $.05 per share in March 1998. There is presently no active public trading market for the Company's shares, nor are the prices at which the shares have been traded published by any national securities association or quotation service. The Company has arranged with:

    Gradison/McDonald          Fifth Third Securities          Robert W. Baird & Co. Incorporated
    580 Walnut Street            110 N Main Street                    201 East Fifth Street
   Cincinnati, OH 45202          Dayton, Ohio 45402                   Cincinnati, OH 45202
       Jim Williams                  Ron Cross                             John Adams
      (513) 579-5000               1-800-829-3536                        1-888-784-4856

to match offers to buy and offers to sell common shares, and include common shares in the "pink sheets" published by the National Quotation Bureau, Inc.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                DECEMBER 31, 1998

                                     GENERAL

The business of The Bank of Kentucky Financial Corporation (BKFC or the Corporation) consists of holding and administering its interest in The Bank of Kentucky, Inc. (the Bank). BKFC conducts basic banking operations from locations in Boone and Kenton Counties in Northern Kentucky. The majority of the Corporation's revenue is derived from its loan portfolio. The loan portfolio is diversified and the ability of debtors to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of BKFC's loans.

                               FINANCIAL CONDITION

Total assets at December 31, 1998 were $280,767,000 compared to $230,849,000 at December 31, 1997, an increase of $49,918,000 (21.6%). This increase was primarily due to a $26,341,000 (14.5%) increase in loans from $181,494,000 at December 31, 1997 to $207,835,000 at December 31,1998 and a $15,751,000 (48.3%)
increase in securities from $32,574,000 at December 31,1997 to $48,325,000 at December 31, 1998. All loan categories increased, but $22,374,000 (84.9%) of the increase was in the commercial business, non-residential real estate and construction loan categories. The asset growth was funded by an increase in deposits of $44,651,000 (22.4%), from $199,207,000 at December 31,1997 to
$243,858,000 at December 31, 1998.

                              RESULTS OF OPERATIONS

SUMMARY

Net income was $4,066,000 for the year ended December 31,1998 compared to $3,017,000 in 1997, an increase of $1,049,000 (34.8%). The increase in earnings was driven by improvements in net interest and noninterest income, offset by increased noninterest and income tax expense.

NET INTEREST INCOME

Net interest income grew to $10,391,000 in 1998; an increase of $1,462,000 (16.4%) over the $8,929,000 earned in 1997. The increase was driven by volume, with average earning assets and average interest bearing liabilities growing 19.7% and 20.0% respectively. The impact of this growth was partially offset by a decrease in the net interest margin to 4.45% for 1998 compared to 4.54% for 1997. A decrease in the average yield on earning assets to 8.62% in 1998 from 8.72% in 1997 was the primary reason for the decrease in the net interest margin.

PROVISION FOR LOAN LOSSES

The loan loss provision was $585,000 for the year ended December 31, 1998 compared to $352,000 for 1997. The provision was increased to provide for continued loan growth and in response to higher net charge-offs, which were $470,000 for 1998. One loan accounted for $343,000 (73.0%) of the net charge-offs. Total non-accrual loans and loans past due 90 days or more increased to $360,000 (.17% of loans outstanding) at December 31, 1998 compared to $205,000 (.11% of loans outstanding) at year end 1997.

Management evaluates the sufficiency of the Bank's allowance for loan losses on a quarterly basis and the result of that analysis dictates the level of the provision for loan losses recorded as expense. Management's analysis includes the review of specific credits, which are selected based on identified weaknesses in the performance of the credit or concern about collateral valuation. Portions of the allowance for loan losses are allocated to those loans, based upon historical loss experience and management's expectations about economic trends and conditions affecting the Bank's customers. Based upon their quarterly analysis of the loan portfolio, management is satisfied that the allowance for loan losses is adequate at December 31, 1998.

NONINTEREST INCOME

Total noninterest income increased $989,000 (75.3%) to $2,302,000 for 1998, compared to $1,313,000 for 1997. Service charges on deposits increased $350,000 (50.9%) to $1,038,000 for 1998, compared to $688,000 for 1997. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Low interest rates and a strong local economy resulted in a large increase in gains on the sale of loans in the secondary market. These gains increased $493,000 (155.0%) to $811,000 in 1998, compared to $318,000 for 1997. The majority of this income results from the sale, service released, of fixed rate residential real estate mortgage loans. Gains are also realized upon the sale of government guaranteed (SBA) business loans. BKFC retains the servicing for these loans. Other fees increased $146,000 (47.6%) to $453,000 for 1998, compared to $307,000 for 1997. Increases in debit card and credit card interchange fees accounted for $70,000 of the increase.

NONINTEREST EXPENSE

Noninterest expense increased $717,000 (13.3%) to $6,095,000 for 1998, compared to $5,378,000 in 1997. The year to year growth in noninterest expense decreased to 13.3% for 1998 (versus 1997) compared to 19.2% for 1997 (versus 1996).
Occupancy and equipment expense, driven by additional locations and technology investments, increased $223,000 (21.0%) to $1,283,000 for 1998, compared to $1,060,000 in 1997. Higher rental expense associated with one new branch opening and a branch relocation in the fourth quarter of 1997 generated $90,000 (40.4%) of the increase The Bank continued to upgrade and replace personal computers and software which resulted in higher equipment depreciation expense which generated $54,000 (24.2%) of the increase. Salary and benefit expense for 1998 was $2,919,000 compared to $2,702,000 for 1997, an increase of $217,000 (8.0%).
Staffing expenses associated with the opening of one new branch and annual merit increases accounted for most of the increase. Other operating expenses increased $180,000 (17.1%) to $1,232,000 for 1998, compared to $1,052,000 for 1997.

TAX EXPENSE

Federal income tax expense increased $452,000 in 1998 compared to 1997 due primarily to higher levels of income before tax. Increased investments in tax favored instruments resulted in a slight decline, to 32.4% in 1998 from 33.1% in 1997, in the effective tax rate.

ASSET/LIABILITY MANAGEMENT

BKFC engages in a formal process of measuring and defining the amount of interest rate risk it assumes. Interest rate risk results from the fact the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate "gap" measurement. The gap is the difference, in dollars, between the amount of interest-earnings assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates.

At December 31, 1998, BKFC's twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $55,678,000 (21.4% of interest earning assets). An assumption contributing to this result is that all interest-bearing demand and savings accounts can change immediately if market rates change. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts. BKFC's asset/liability management policy establishes guidelines governing the amount of interest rate risk the Corporation wishes to assume, and management continually monitors BKFC's gap position and other key indicators.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. During 1998, BKFC funded its loan growth with deposits and short-term borrowings. At December 31, 1998, BKFC's customers have available $52,130,000 in unused lines and letters of credit, and BKFC has further extended loan commitments totaling $525,000. Historically many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, BKFC has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, BKFC has $18,028,000 of securities designated as available-for-sale and an additional $5,149,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC's liquidity is sufficient at December 31, 1998 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 1998 BKFC paid a cash dividend of $.05 per share totaling $175,000.

The FDIC has issued regulations that relate a bank's deposit insurance assessment and certain aspects of its operations to specified capital levels. A "well-capitalized" bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. At December 31, 1998 BKFC's leverage and total risk-based capital ratios, which are substantially the same as the Bank's, were 8.6% and 12.8%, respectively, which exceed the well-capitalized threshold.

YEAR 2000

Pursuant to the "Year 2000 Information and Readiness Disclosure Act, the attached discussion of Year 2000 Issues is hereby designated a "Year 2000 Readiness Disclosure" by BKFC.

It is well documented that some data processing systems may experience processing difficulties upon encountering the millenium. This "Year 2000 Problem" is believed to be material for virtually every public company. The following section describes the steps, which BKFC is taking to handle this serious matter. It should be noted that this section in particular, as well as the "Management Discussion and Analysis" area in general, contains "forward looking statements" which represent the opinions of management. Such forward-looking statements are subject to numerous risks and uncertainties, which obviously accompany any discussion of future actions, performances or results. The reader of these discussions is hereby cautioned of the uncertain nature of these discussions and is urged to use caution in relying on such forward looking statements in forming any opinions concerning the financial results, condition or operations of BKFC.

BKFC is conducting a formal review of its systems and system providers, due to concerns regarding possible consequences that the year 2000 may pose to computer and other operating systems utilized in its business activities. While a preliminary review has resulted in the identification of certain issues which require resolution, management believes that appropriate plans are in place to resolve these issues in a timely manner. An ongoing review of the service bureau supported data processing system is taking place, with the major data systems already certified as Year 2000 compliant. The Company's major vendors have all been contacted, with approximately 90 % reporting Year 2000 compliance for their product or service. The customer contact group is currently in the process of evaluating responses from major customers.

The contingency planning group has the task of working with all areas in order to assure uninterrupted operations and to have plans available in the event that mission critical vendors are not Year 2000 ready. BKFC's third party data processing provider has developed a comprehensive year 2000 contingency plan that provides for redundant systems and processes to insure business resumption in the event of failure. BKFC has a written contingency plan, which addresses several critical areas including data processing, data communications, voice communications, liquidity, and environmental issues. The contingency plan parallels our third party processor's plan to ensure a smooth transition for business resumption in the event of a system or software failure. The plan also provides for alternative and manual processes to address communication and environmental issues. In addition, the plan addresses liquidity issues resulting from year 2000 readiness with a thorough analysis of liquidity needs and provisions made to establish lines of credit to cover anticipated liquidity needs.

The principal expense factor in addressing the Year 2000 Issue has consisted of employee time. Year 2000 tasks have been incorporated into the daily work routine of the Company's employees, with only minimal interruption to work flow. It is management's opinion that certain vendors will require additional compensation for software upgrades that will need to be installed in certain equipment in order to make such equipment Year 2000 compliant. It is management's opinion that such additional expense will be nominal and will not materially impact the Company" financial performance.

The risks for BKFC in the event that certain mission-critical systems are not Year 2000 compliant are substantial. As a financial institution, the Company's largest volume of transactions involve loan related matters (loan originations, the acceptance of loan payments, escrow handling and so forth) and deposit accounts (new account openings, additions and withdrawals from accounts, interest crediting, checking account transactions and so forth). The inability of the Company to process these transactions in an efficient and timely manner would greatly impact the Company's operations. No estimate is available concerning possible lost revenue in the event of a material Year 2000 problem. However, such loss of revenue would likely be a material amount that could have a serious negative impact on the Company's financial performance and operations.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Financial Accounting Standards (FAS) that affect the Company.

FAS NO. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES"

EFFECTIVE JANUARY 1, 2000, FAS 133 WILL REQUIRE ALL DERIVATIVES TO BE RECORDED AT FAIR VALUE. UNLESS DESIGNATED AS HEDGES, CHANGES IN THESE FAIR VALUES WILL BE RECORDED IN THE INCOME STATEMENT. FAIR VALUE CHANGES INVOLVING HEDGES WILL GENERALLY BE RECORDED BY OFFSETTING GAINS AND LOSSES ON THE HEDGE AND ON THE HEDGED ITEM, EVEN IF THE FAIR VALUE OF THE HEDGED ITEM IS NOT OTHERWISE RECORDED. UPON ADOPTION OF THIS STANDARD, ENTITIES MAY REDESIGNATE SECURITIES AS EITHER AVAILABLE-FOR-SALE OR HELD-TO-MATURITY. MANAGEMENT DOES NOT EXPECT ADOPTION OF THIS STANDARD TO HAVE A MATERIAL EFFECT BUT THE EFFECT WILL DEPEND UPON DERIVATIVE HOLDING UPON ADOPTION.

ITEM 7.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Florence, Kentucky


We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 1998 and 1997 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.





                                               Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 22, 1999

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                       1998         1997
                                                                       ----         ----
ASSETS
     Cash and due from banks                                       $  13,229     $   8,428
     Federal funds sold                                                4,354         1,697
                                                                   ---------     ---------
         Total cash and cash equivalents                              17,583        10,125
     Interest-bearing deposits with banks                                422           560
     Available-for-sale securities                                    18,028         8,315
     Held-to-maturity securities
       (Fair value of $30,389 and $24,319)                            30,297        24,259
     Loans, net of allowance ($2,193 and $2,078)                     205,642       179,416
     Premises and equipment - net                                      3,756         3,519
     Federal Home Loan Bank stock, at cost                             2,026         1,887
     Accrued interest receivable and other assets                      3,013         2,768
                                                                   ---------     ---------

                                                                   $ 280,767     $ 230,849
                                                                   =========     =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non interest-bearing deposits                             $  39,916     $  31,638
         Interest-bearing deposits                                   203,942       167,569
                                                                   ---------     ---------
              Total deposits                                         243,858       199,207
     Short-term borrowings                                            10,398         9,256
     Notes payable                                                       526           550
     Accrued expenses and other liabilities                            1,537         1,509
                                                                   ---------     ---------
                                                                     256,319       210,522

Shareholders' equity
     Common stock, $5 par value, 5,000,000 shares authorized,
       3,515,934 (1998) and 3,506,934 (1997) shares issued
                                                                       2,972         2,932
     Additional paid-in capital                                        7,674         7,523
     Retained earnings                                                13,774         9,883
     Accumulated other comprehensive income                               28           (11)
                                                                   ---------     ---------
                                                                      24,448        20,327
                                                                   ---------     ---------

                                                                   $ 280,767     $ 230,849
                                                                   =========     =========



--------------------------------------------------------------------------------
                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                     Years ended December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                          1998        1997
                                                          ----        ----
Interest income
     Loans, including related fees                      $17,864     $15,329
     Securities
         Taxable                                          1,730       1,660
         Tax exempt                                         225          83
     Other                                                  484         175
                                                        -------     -------
                                                         20,303      17,247
Interest expense
     Deposits                                             9,283       7,656
     Borrowings                                             629         662
                                                        -------     -------
                                                          9,912       8,318
                                                        -------     -------

NET INTEREST INCOME                                      10,391       8,929

Provision for loan losses                                   585         352
                                                        -------     -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES       9,806       8,577

Noninterest income
     Service charges and fees                             1,038         688
     Gain on sale of loans                                  811         318
     Other                                                  453         307
                                                        -------     -------
                                                          2,302       1,313
Noninterest expense
     Salaries and employee benefits                       2,919       2,702
     Occupancy and equipment                              1,283       1,060
     Data processing                                        432         385
     Advertising                                            229         179
     Other                                                1,232       1,052
                                                        -------     -------
                                                          6,095       5,378
                                                        -------     -------

INCOME BEFORE INCOME TAXES                                6,013       4,512

Federal income taxes                                      1,947       1,495
                                                        -------     -------

NET INCOME                                              $ 4,066     $ 3,017
                                                        =======     =======

Per share data
     Earnings per share                                 $  1.16     $   .86
                                                        =======     =======

     Earnings per share, assuming dilution              $  1.16     $   .86
                                                        =======     =======

--------------------------------------------------------------------------------
                             See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

                                                                                                 Accumulated
                                                                       Additional                    Other
                                                            Common      Paid-in      Retained   Comprehensive
                                                            Stock       Capital      Earnings       Income        Total
                                                            -----       -------      --------       ------        -----
BALANCE JANUARY 1, 1997                                   $  2,917     $  7,478     $  7,012      $    (22)     $ 17,385


Comprehensive income
     Net income                                                 --           --        3,017            --         3,017
     Change in net unrealized gain/(loss), net of tax           --           --           --            11            11
                                                                                                                --------
         Total comprehensive income                             --           --           --            --         3,028
Cash dividends - $.0415 per share                               --           --         (146)           --          (146)
Exercise of stock options (6,000 shares)                        15           45           --            --            60
                                                          --------     --------     --------      --------      --------

BALANCE DECEMBER 31, 1997                                    2,932        7,523        9,883           (11)       20,327

Comprehensive income
     Net income                                                 --           --        4,066            --         4,066
     Change in net unrealized gain/(loss), net of tax           --           --           --            39            39
                                                                                                                --------
         Total comprehensive income                             --           --           --            --         4,105
Cash dividends - $.05 per share                                 --           --         (175)           --          (175)
Exercise of stock options (9,000 shares)                        40          151           --            --           191
                                                          --------     --------     --------      --------      --------

BALANCE DECEMBER 31, 1998                                 $  2,972     $  7,674     $ 13,774      $     28      $ 24,448
                                                          ========     ========     ========      ========      ========

--------------------------------------------------------------------------------
                             See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997
                          (Dollar amounts in thousands)
--------------------------------------------------------------------------------

                                                                        1998           1997
                                                                        ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                        $  4,066      $  3,017
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation, amortization and accretion                            303           275
       Provision for loan losses                                           585           352
       Federal Home Loan Bank stock dividend                              (139)          (92)
       Change in assets and liabilities
          Accrued interest receivable and other assets                    (239)         (716)
          Accrued expenses and other liabilities                            28           277
                                                                      --------      --------
              Net cash from operating activities                         4,604         3,113

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest-bearing deposits with banks                     138           125
    Proceeds from maturities and principal reductions of
      held-to-maturity securities                                       19,873        16,725
    Purchase of held-to-maturity securities                            (25,816)      (24,121)
    Proceeds from maturities of available-for-sale securities            9,513         8,726
    Purchase of available-for-sale securities                          (19,168)       (5,493)
    Loans made to customers, net of principal collections thereon      (26,811)      (27,472)
    Property and equipment expenditures, net                              (635)       (1,149)
    Purchase of Federal Home Loan Bank stock                                --        (1,166)
                                                                      --------      --------
       Net cash from investing activities                              (42,906)      (33,825)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                              44,651        27,544
    Net change in short-term borrowings                                  1,142         2,638
    Payments on notes payable                                              (24)          (16)
    Dividends paid on common stock                                        (175)         (146)
    Proceeds from exercise of stock options                                166            55
                                                                      --------      --------
       Net cash from financing activities                               45,760        30,075
                                                                      --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  7,458          (637)

Cash and cash equivalents at beginning of year                          10,125        10,762
                                                                      --------      --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                              $ 17,583      $ 10,125
                                                                      ========      ========

Cash paid for interest                                                $  9,945      $  8,127

Cash paid for income taxes                                               2,210         1,489

Capital lease obligation                                                    --           350

--------------------------------------------------------------------------------
                             See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank).
Intercompany transactions are eliminated in consolidation.

Description of Business: The Company provides financial services through its subsidiary which conducts basic banking operations in Boone and Kenton counties in northern Kentucky. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution's loans are secured by specific items of collateral including business assets, real property and consumer assets.

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions based on available information that affect the amounts reported in the financial statements and the disclosures provided. Actual results could differ from those estimates. Estimates that are most susceptible to change in the near term include the allowance for loan losses and the fair value of financial instruments.

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Available-for-sale securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and include amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are past due over 90 days (180 days for residential mortgages). Payments received on such loans are reported as principal reductions.
--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

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

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense using an option pricing model to estimate fair value.

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

--------------------------------------------------------------------------------
                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Income Taxes: Income tax expense is the amount of taxes payable for the current year plus or minus the change in deferred taxes. Deferred tax liabilities and assets are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Recognition of deferred tax assets is limited by the establishment of a valuation allowance unless management concludes that they are more likely than not to result in future tax benefits to the Company.

Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.

Fair Value of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Cash Flows: Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity. The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders.

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Per Share Data: During 1998, the Board approved a stock split that provided shareholders with one additional share for each one held. Share and per share data has been restated for the effect of this split.

Industry Segment: Internal financial information is reported and aggregated in one line of business, banking.

New Accounting Pronouncements: Beginning January 1, 2000, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedges item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.


NOTE 2 - SECURITIES

Securities at year-end are as follows:

                                                      Gross       Gross
Available-for-Sale                      Amortized   Unrealized  Unrealized      Fair
------------------                        Cost        Gains       Losses        Value
                                          ----        -----       ------        -----
1998
----
Obligations of the U.S. Treasury and
  government agencies                    $17,985     $    55     $   (12)     $18,028
                                         =======     =======     =======      =======

1997
----
Obligations of the U.S. Treasury and
  government agencies                    $ 8,331     $     4     $   (20)     $ 8,315
                                         =======     =======     =======      =======

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

                                                            Gross         Gross
Held-to-Maturity                              Amortized   Unrealized    Unrealized      Fair
----------------                                Cost        Gains         Losses        Value
                                                ----        -----         ------        -----
1998
----
     Obligations of the U.S. Treasury and
       government agencies                    $ 21,009     $     37      $    (44)     $ 21,002
     Municipal and other obligations             9,288          103            (4)        9,387
                                              --------     --------      --------      --------

                                              $ 30,297     $    140      $    (48)     $ 30,389
                                              ========     ========      ========      ========
1997
----
     Obligations of the U.S. Treasury and
       government agencies                    $ 22,136     $     54      $     (9)     $ 22,181
     Municipal and other obligations             2,123           15            --         2,138
                                              --------     --------      --------      --------

                                              $ 24,259     $     69      $     (9)     $ 24,319
                                              ========     ========      ========      ========

The amortized cost and fair value of securities at December 31, 1998 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                           Available-for-Sale       Held-to-Maturity
                                           ------------------       ----------------
                                           Amortized    Fair       Amortized    Fair
                                             Cost       Value        Cost       Value
                                             ----       -----        ----       -----
Due in one year or less                    $ 2,500     $ 2,516     $ 5,149     $ 5,179
Due after one year through five years       15,485      15,512      23,648      23,732
Due after five years through ten years          --          --       1,500       1,478
                                           -------     -------     -------     -------
                                           $17,985     $18,028     $30,297     $30,389
                                           =======     =======     =======     =======

There were no sales of securities in 1998 or 1997.

At December 31, 1998 and 1997, securities with a carrying value of $42,498 and $31,186 were pledged to secure public deposits and repurchase agreements.

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 3 - LOANS

Year-end loans are as follows:

                                                 1998           1997
                                                 ----           ----
     Commercial                               $  57,877      $  49,172
     Residential real estate                     52,692         51,734
     Nonresidential real estate                  66,449         62,932
     Construction                                18,634          8,482
     Consumer                                     9,172          8,073
     Municipal obligations                        3,346          1,475
                                              ---------      ---------
         Gross loans                            208,170        181,868
     Less: Deferred loan origination fees          (335)          (374)
           Allowance for loan losses             (2,193)        (2,078)
                                              ---------      ---------
         Net loans                            $ 205,642      $ 179,416
                                              =========      =========

Certain of the Company's directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

     Balance as of January 1, 1998                 $ 7,466
     Change in persons included                     (1,426)
     New loans and advances on lines of credit       5,162
     Loan reductions                                (1,477)
                                                   -------
     Balance as of December 31, 1998               $ 9,725
                                                   =======


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                                                   1998         1997
                                                                   ----         ----
     Beginning balance                                           $ 2,078      $ 1,752
     Provision charged to operations                                 585          352
     Loans charged off                                              (497)         (42)
     Recoveries                                                       27           16
                                                                 -------      -------

     Ending balance                                              $ 2,193      $ 2,078
                                                                 =======      =======

     Nonaccrual loans at year end                                $   170      $    82
     Loans past due over 90 days, still accruing at year end         190          123
     Average of impaired loans during the year                        58           --
     Interest income recognized during impairment                     --           --

There were no loans designated as impaired at December 31, 1998 or 1997.


--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

                                             1998          1997
                                             ----          ----
     Land and improvements                 $   921      $   897
     Leasehold improvements                    824          781
     Buildings                               1,665        1,318
     Furniture, fixtures and equipment       2,018        1,796
                                           -------      -------
         Total                               5,428        4,792
     Accumulated depreciation               (1,672)      (1,273)
                                           -------      -------

         Net premises and equipment        $ 3,756      $ 3,519
                                           =======      =======

NOTE 6 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $41,987 and $43,704 at December 31, 1998 and 1997. Interest expense on such deposits was $2,653 and $2,316 for 1998 and 1997.

Scheduled maturities of time deposits are as follows:

                     1999                            $  87,069
                     2000                               12,472
                     2001                                  851
                     2002                                  284
                     2003                                  272
                     Thereafter                             15
                                                     ---------
                                                     $ 100,963
                                                     =========


NOTE 7 - SHORT-TERM BORROWINGS

At December 31, 1998 short-term borrowings consist solely of retail repurchase agreements of $10,398. At December 31, 1997 short-term borrowings include $6,056 of retail repurchase agreements and $3,200 of federal funds purchased. Repurchase agreements outstanding at year-end 1998 had remaining maturities ranging from one day up to one year.


--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 7 - SHORT-TERM BORROWINGS (Continued)

Information regarding repurchase agreements for the years ended December 31, 1998 and 1997 is presented below:

                                                     1998         1997
                                                     ----         ----
     Average balance during the year               $ 7,462      $ 6,777

     Maximum month end balance during the year      11,323        7,264

     Average rate paid during the year                5.49%        5.59%


NOTE 8 - NOTES PAYABLE

Notes payable consist of the following at year-end:

                                  1998     1997
                                  ----     ----
     Capital lease obligation     $343     $349
     Mortgage payable              183      201
                                  ----     ----
                                  $526     $550
                                  ====     ====

The capital lease obligation relates to a branch building. The lease was originated in 1997, has a term of 20 years and requires monthly payments of $4. The mortgage payable is secured by a parcel of real estate owned by the Bank. The loan requires monthly principal and interest payments of $3, bears interest at 8.75% and matures in 2006.

NOTE 9 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $188 and $166 for the years ended December 31, 1998 and 1997.

Options to buy stock are granted to directors, officers and employees under the Company's stock option and incentive plan which provide for the issuance of up to 720,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant.


--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFITS (Continued)

A summary of the Company's stock option activity, and related per share information follows:

                                           1 9 9 8               1 9 9 7
                                           -------               -------
                                                 Weighted-             Weighted-
                                                  Average               Average
                                                 Exercise              Exercise
                                   Options        Price    Options      Price
                                   -------        -----    -------      -----
Outstanding beginning of year       6,000      $    9.13       --      $     --
Granted                            45,500          14.32   12,000          9.13
Exercised                          (9,000)         18.47   (6,000)         9.13
Forfeited                              --             --       --            --
                                                           ------      --------

Outstanding at end of year         42,500      $   12.71    6,000      $   9.13
                                  =======      ========    ======      ========

Exercisable at end of year         15,500      $   13.94    6,000      $   9.13
                                  =======      =========   ======      ========

Weighted average contractual
  remaining life                  7.4 years               4.5 years

Weighted average fair value of
  options granted during the year $  5.80                 $   .86

Had compensation cost for stock options been recorded using the fair value method, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                1998        1997
                                                ----        ----
     Pro forma net income                     $ 3,942     $ 3,010
     Pro forma earnings per share                1.12         .86
     Pro forma diluted earnings per share        1.12         .86


--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 9 - EMPLOYEE BENEFITS (Continued)

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                               1998         1997
                                                               ----         ----
     Risk-free interest rate                                    5.55%        5.50%
     Expected option life                                   5.3 years      2 years
     Expected stock price volatility                                -            -
     Dividend yield                                              .33%         .50%

Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 1998 and 1997, proceeds from the exercise of stock options totaled $191 and $60, $25 and $5 of which was the tax benefit.


NOTE 10 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                 1998         1997
                                 ----         ----
     Income tax/(benefit)
         Currently payable     $ 2,009      $ 1,547
         Deferred                  (62)         (52)
                               -------      -------

                               $ 1,947      $ 1,495
                               =======      =======

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:

                                                                1998         1997
                                                                ----         ----
     Statutory rate applied to income before income taxes     $ 2,044      $ 1,534
     Tax exempt income                                           (108)         (51)
     Other                                                         11           12
                                                              -------      -------

                                                              $ 1,947      $ 1,495
                                                              =======      =======

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 10 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

                                                                  1998        1997
                                                                  ----        ----
     Deferred tax assets from:
         Loan loss provisions                                     $ 683      $ 597
         Deferred loan fees                                          47         63
         Net unrealized loss on available-for-sale securities        --          5
         Other                                                        1         --
                                                                  -----      -----
                                                                    731        665
     Deferred tax liabilities for:
         Net unrealized gain on available-for-sale securities       (14)        --
         Depreciation                                               (19)       (25)
         FHLB stock dividends                                      (115)       (68)
         Other                                                      (25)       (57)
                                                                  -----      -----
                                                                   (173)      (150)
     Valuation allowance for deferred tax assets                     --         --
                                                                  -----      -----

         Net deferred tax asset                                   $ 558      $ 515
                                                                  =====      =====


NOTE 11 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 3,510,846 for 1998 and 3,501,654 for 1997. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year's average price. For 1998 and 1997, this would result in there being an additional 3,222 and 848 shares outstanding.

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 12 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. A majority of these leases are with members of the Bank's Board of Directors or companies they control. Expense for leased premises was $486 and $396 for 1998 and 1997. Minimum lease payments, excluding the capital lease obligation, at December 31, 1998 for all non-cancelable leases are as follows:

                    1999                                $   550
                    2000                                    554
                    2001                                    545
                    2002                                    531
                    2003                                    546
                    Thereafter                            3,583
                                                        -------

                    Total minimum lease payments        $ 6,309
                                                        =======

Some financial instruments, such as loan commitments, credit lines, letters of credit, and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, as long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk were as follows at year end.

                                          1 9 9 8                 1 9 9 7
                                          -------                 -------
                                      Fixed    Variable      Fixed      Variable
                                      Rate       Rate        Rate         Rate
                                      ----       ----        ----         ----
     Commitments to make loans
       (at market rates)            $   --     $   525     $    --     $ 2,512
     Unused lines of credit and
       letters of credit                --      52,130          --      44,032

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered.

The Bank maintains a $25,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank's residential real estate loans.

At December 31, 1998, the Bank was required to have $6,118 on deposit with the Federal Reserve or as cash on hand as reserve.

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 13 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
  EARNINGS

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements. At December 31, 1998 and 1997, the Bank's capital levels result in it being designated "well capitalized" under these guidelines.

The Bank's capital amounts and ratios, which are substantially the same as the consolidated amounts, at December 31, 1998 are presented below:

                                                                           Minimum Needed
                                                                              To Be Well
                                                    Minimum Needed           Capitalized
                                                     For Capital            Under Prompt
                                                      Adequacy           Corrective Action
                                  Actual              Purposes               Provisions
                                  ------              --------               ----------
                   Amount                       Amount                 Amount
                   ($000)          Ratio        ($000)      Ratio      ($000)        Ratio
                   ------          -----        ------      -----      ------        -----
Total capital
  (to Risk
  Weighted
  Assets)          $26,351        12.81%       $16,455       8.0%      $20,568       10.0%

Tier I Capital
  (to Risk
  Weighted
  Assets)          $24,158        11.75%       $ 8,227       4.0%      $12,341        6.0%

Tier 1 Capital
  (to Average
  Assets)          $24,158         8.64%       $11,181       4.0%      $13,977        5.0%

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 14 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

                                                 1 9 9 8                      1 9 9 7
                                                 -------                      -------
                                         Carrying        Fair         Carrying         Fair
                                          Value          Value          Value          Value
                                          -----          -----          -----          -----
Financial assets
     Cash, cash equivalents, and
       deposits with banks             $  18,005      $  18,005      $  10,685      $  10,685
     Available-for-sale securities        18,028         18,028          8,315          8,315
     Held-to-maturity securities          30,297         30,384         24,259         24,319
     Federal Home Loan Bank stock          2,026          2,026          1,887          1,887
     Loans (net)                         205,642        206,200        179,416        179,798
     Accrued interest receivable           1,606          1,606          1,488          1,488

Financial liabilities
     Deposits                           (243,858)      (244,762)      (199,207)      (200,401)
     Short-term borrowings               (10,398)       (10,398)        (9,256)        (9,256)
     Notes payable                          (526)          (526)          (550)          (550)
     Accrued interest payable               (997)          (997)        (1,030)        (1,030)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year end for new deposits, applied until maturity. Estimated fair value for off-balance-sheet loan commitments are considered nominal.

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 1998 and 1997

                                   1998         1997
                                   ----         ----
ASSETS
     Cash                         $   190     $   260
     Investment in subsidiary      24,186      20,037
     Other assets                      72          30
                                  -------     -------

                                  $24,448     $20,327
                                  =======     =======


SHAREHOLDERS' EQUITY              $24,448     $20,327
                                  =======     =======


                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 1998 and 1997

                                                               1998         1997
                                                               ----         ----
Dividends from subsidiary                                    $    --      $    --
Operating expenses                                               (66)         (32)
Tax benefit                                                       22           --
                                                             -------      -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME OF THE BANK         (44)         (32)
Equity in undistributed income of the Bank                     4,110        3,049
                                                             -------      -------


NET INCOME                                                   $ 4,066      $ 3,017
                                                             =======      =======

--------------------------------------------------------------------------------
                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1997 and 1996
             (Dollar amounts in thousands, except per share amounts)
--------------------------------------------------------------------------------

NOTE 15 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1998 and 1997

                                                                1998         1997
                                                                ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $ 4,066      $ 3,017
     Adjustments to reconcile net income to net cash from
       operating activities
         Equity in undistributed income of the Bank            (4,110)      (3,049)
         Change in other assets and other liabilities             (17)         (10)
                                                              -------      -------
              Net cash from operating activities                  (61)         (42)


CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                              (175)        (146)
     Exercise of stock options                                    166           55
                                                              -------      -------
         Net cash from financing activities                        (9)         (91)
                                                              -------      -------

Net change in cash                                                (70)        (133)

Cash at beginning of year                                         260          393
                                                              -------      -------

CASH AT END OF YEAR                                           $   190      $   260
                                                              =======      =======

-----------------------------------------------------------------------------------

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                               BOARD OF DIRECTORS

ELECTION OF DIRECTORS

         The Amended Articles of Incorporation and By-Laws of BKFC provide for a Board of Directors consisting of not less than nine directors and not more than fifteen directors, divided into three classes. The Board of Directors of BKFC currently consists of eleven directors, all of whom were elected at the 1998 Annual Meeting of BKFC Stockholders. The four directors whose terms expire in 1999 have been nominated for reelection as directors of BKFC. Each of such four directors will be elected for a three-year term. In accordance with BKFC's By-Laws, any vacancy on the Board of Directors may be filled by the Board of Directors for the remainder of the full term of the directorship. Each of the directors of BKFC is also a director of BKI.

         The Board of Directors proposes the reelection of the following directors for terms expiring in 2002:

                                                                             Director of             Director of the
Name                              Age          Position(s) Held              BKFC Since               Bank Since (1)
----                              ---          ----------------              ----------               ----------
David E. Meyer                    64               Director                     1994                       1991
John E. Miracle                   56               Director                     1994                       1991
Mary Sue Rudicill                 55               Director                     1994                       1991
William E. Snyder                 52               Director                     1995                       1995

-----------------------------

(1)      BKFC acquired BKI in 1995.

The following directors will continue to serve after the Annual Meeting for the terms indicated:


                                                               Term      Director of    Director of the    Became Director
            Name             Age       Position(s) Held       Expires    BKFC Since      Bank Since (1)    of Burnett (2)
            ----             ---       ----------------       -------    ----------      ----------        ----------
  Harry J. Humpert           73            Director            2000         1995              1995               1946
  Robert B. Sathe            52            Director            2000         1994              1990                  -
  Herbert H. Works           70            Director            2000         1994              1992                  -
  Robert W. Zapp             47       President, CEO and       2000         1994              1990               1995
                                           Director
  Rodney S. Cain             60     Secretary and Director     2001         1994              1990                  -
  Ruth Seligman-Doering      58            Director            2001         1994              1990                  -
  R. C. Durr                 79      Chairman and Director     2001         1994              1990                  -


-----------------------------


(1)      BKFC acquired the Bank in 1995.

(2) BKFC acquired Burnett Federal Savings Bank ("Burnett") and caused it to be merged into the Bank in 1995.


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

         John E. Miracle, D.M.D., is a dentist and has been associated with General Family Dentistry in Northern Kentucky for 22 years.

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

         Robert B. Sathe has been a Regional Vice-President of CIGNA Financial Advisors, Inc., for the last seventeen years.

         Herbert H. Works has been the President of Boone-Kenton Lumber for 23 years. Mr. Works served on the Board of Directors of Fifth Third Bank of Boone County from 1980 until 1991, when he resigned in order to serve as a director of the Bank.

         Robert W. Zapp is the President and the Chief Executive Officer of the Bank and BKFC. He is also a member of the Board of Kirectors of Woodspoint Nursing Home. From June 1988 until January 1990, Mr. Zapp was the President of Fifth Third Bank of Kenton County, formerly Security Bank. Mr. Zapp resigned as President of such institution in order to participate in the organization of the Bank. From January 1982 until June 1988, Mr. Zapp was the Executive Vice President and the Senior Loan Officer of Fifth Third Bank of Boone County.

         Rodney S. Cain was a director of Fifth Third Bank of Boone County, formerly Boone State Bank, from 1977 until January 1990. Mr. Cain has served as the Secretary of the Bank since 1990 and of BKFC since 1994. Mr. Cain is also the Chairman and CEO of Wiseway Supply and has served in that capacity since 1972.

         Ruth M. Seligman-Doering has been the President and the CEO of Charles Seligman Distributing Company, Inc., for the past seven years and is also a director.

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



             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, BKFC's directors and executive officers and personas holding more than ten percent of the common shares of BKFC are required to report their ownership of common shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and BKFC. The SEC has established specific due dates for such reports. Based upon a review of such reports, BKFC must disclose any failures to file such reports timely in proxy statement used in connection with annual meetings of shareholders. Each of Messrs. Meyer, Miracle, Snyder, Humpert, Sathe, Works, Cain and Urr and Mses. Rudicill and Seligman-Doering filed late a Form 5 reporting stock options received in 1998.

                               EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of BKFC:

    ------------------------------------------------------------------------
    Name                      Age             Position(s) Held
    ----                      ---             ----------------

    ------------------------------------------------------------------------
    R. C. Durr                79       Chairman of the Board
    Robert W. Zapp            47       President and Chief Executive Officer
    Rodney S. Cain            60       Secretary
    Robert D. Fulkerson       47       Treasurer
    ------------------------------------------------------------------------

         For ages of and biographical information regarding each of these executive officers, except Mr. Fulkerson, see "BOARD OF DIRECTORS - Election of Directors."

         Robert D. Fulkerson was Vice President of Fifth Third Bank of Boone County from 1985 until 1990. He served as Vice President of the Bank from 1990 until 1995 and has served as Senior Vice President of the Bank sice 1995. He has also been the Assistant Secretary of BKFC since 1996 and its Treasurer since 1998.


ITEM 10.  EXECUTIVE COMPENSATION

         BKFC does not pay any compensation to its executive officers. Executive officers of the Bank are compensated by the Bank for services rendered to the Bank. Except for the President of the Bank, no director or executive officer of BKFC received more than $100,000 in salary and bonus payments from the Bank during the year ended December 31, 1998. The following table sets forth certain information with respect to compensation paid to the President of the Bank.

                           Summary Compensation Table

                                                                          ------------------------
                                                                                Long-Term
                                                                               Compensation
---------------------------------------------------------------------------------------------------------------------
                                               Annual Compensation (1)            Awards              All Other
                                                                          ------------------------
                                                                           Securities underlying    Compensation
Name and Principal Position        Year           Salary($)     Bonus($)      Options/SARs (#)            ($)
---------------------------------------------------------------------------------------------------------------------
Robert W. Zapp, President          1998           $139,711      $87,500          4,000/-0-            $31,005(2)
    and CEO                        1997           $132,211      $70,000              0/-0-            $31,590(3)
                                   1996           $125,000      $50,000              0/-0-            $29,559(4)


-----------------------------

(1) Does not include amounts attributable to other miscellaneous benefits. The cost to BKFC of providing such benefits to Mr. Zapp was less than 10% of his cash compensation.

(2) Consists of contributions of $14,400 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $3,360 and premium payments of $13,245 for a split-dollar life insurance policy. Allocations to Mr. Zapp's ESOP account for fiscal year 1998 have not yet been determined.


(3) Consists of contributions of $14,461 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $1,988, premium payments of $9,095 for a split-dollar life insurance policy and the $6,046 value at December 31, 1997, of allocations to Mr. Zapp's ESOP account.

(4) Consists of contributions of $17,711 to the Bank's Profit Sharing Plan for Mr. Zapp's account, premium payments of $6,596 for a split-dollar life insurance policy and the $5,252 value at December 31, 1996, of allocations to Mr. Zapp's ESOP account.



DIRECTOR COMPENSATION

         Although BKFC and the Bank do not pay regularly established director's fees, each director of the Bank, except Mr. Zapp, received a $500 bonus in December 1998.

STOCK OPTION PLAN

         At the 1997 Annual Meeting of Stockholders of BKFC, the stockholders approved The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan (the "Stock Option Plan"). The Board of Directors of BKFC reserved 360,000 Shares for issuance by BKFC upon the exercise of options granted to certain directors, officers and employees of BKFC and the Bank from time to time under the Stock Option Plan. Due to a stock dividend in the nature of a 2-for-1 stock split which occurred in April 1998 (the "Stock Split"), the number of Shares reserved for issuance was increased to 720,000. Options to purchase 1,000 Shares and 1,500 Shares were awarded in 1997 and 1998, respectively, pursuant to the Stock Option Plan to each of the non-employee directors, after adjustments for the Stock Split. Pursuant to the Stock Option Plan, options to purchase a total of 27,000 Shares have been granted to employees of BKFC and the Bank.

         The following table sets forth information regarding all grants of options to purchase Shares of BKFC made to Mr. Zapp during the fiscal year ended December 31, 1998:

                                                   Option/SAR Grants in Last Fiscal Year
                                                         Individual  Grants
                          -------------------------------------------------------------------------------------------
                                                        % of Total Options/
                          Number of Securities            SARs Granted to
                          Underlying Options/           Employees in Fiscal     Exercise or Base
Name                      SARs Granted (#)(1)           Year  Ended 12/31/98    Price ($/Share)       Expiration Date
----                      ------------------            --------------------    ----------------      ---------------
Robert W. Zapp                   4,000                         14.81%                 $12.25               1/16/08

----------------------------

(1) Options granted were ISOs, of which one-fifth are exercisable each year for five years beginning on January 16, 1999.

         The following table sets forth information regarding the number and value of unexercised options held by Mr. Zapp at December 31, 1998:


                             Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Values
                        --------------------------------------------------------------------------------------------------
                                                         Number of Securities Underlying          Value of Unexercised
                          Shares                             Unexercised Options/SARs         In-the-Money Options/SARs at
                        Acquired on        Value                     at 12/31/98                    12/31/98 ($)(1)
Name                    Exercise (#)      Realized            Exercisable/Unexercisable        Exercisable/Unexercisable
----                    ------------      --------            -------------------------        -------------------------
Robert W. Zapp              -0-             N/A                     -0-/4,000                         $-0-/$81,000

----------------------------

(1) For purposes of this table, the value of the option was determined by multiplying the number of Shares subject to unexercised options by the difference between the $12.25 exercise price and the fair market value of BKFC's Shares, which was $32.50 on December 31, 1998, based on a purchase of BKFC Shares on December 30, 1998. No established trading market for BKFC's Shares existed at December 31, 1998, BKFC's Shares are not traded on any securities exchange and the prices at which its Shares are traded are not quoted by a national quotation service.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the only persons known to BKFC to own beneficially more than five percent of the Shares as of March 1, 1999:

                                                         Amount and Nature                Percentage of
Name and Address(1)                                 of Beneficial Ownership(2)         Shares Outstanding
-------------------                                 --------------------------         ------------------
Rodney S. Cain and                                       620,583 (3)                        17.64%
   Jacqueline M. Cain

R. C. Durr and
   R. C. Durr Company, Inc.                              626,266 (4)                        17.79%

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

(3) Includes 617,239 Shares held jointly by Mr. and Mrs. Cain and 1,500 Shares that may be acquired upon the exercise of options.

(4) Consists of 419,116 Shares owned by R. C. Durr Company, Inc. and 3,000 Shares that may be acquired upon the exercise of options. Mr. Durr is the sole stockholder of R. C. Durr Company, Inc.

         The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of BKFC and by all directors and executive officers of BKFC as a group as of March 1, 1999:

                                                   Amount and Nature of                 Percent of Common
Name and Address(1)                               Beneficial Ownership(2)               Shares Outstanding
-------------------                               -----------------------               ------------------
Rodney S. Cain                                          620,583 (3)                          17.64%
Ruth Seligman-Doering                                    70,440 (4)                           2.00
R. C. Durr                                              626,266 (5)                          17.79
Robert D Fulkerson                                       20,741 (6)                           0.59
Harry J. Humpert                                         25,326 (7)                           0.72
David E. Meyer                                           58,622 (8)                           1.67
Dr. John E. Miracle                                      54,964 (9)                           1.56
Mary Sue Rudicill                                        45,827 (10)                          1.30
Robert B. Sathe                                          70,440 (11)                          2.00
William E. Snyder                                        26,418 (12)                          0.75
Herbert H. Works                                         15,724 (13)                          0.45
Robert W. Zapp                                          114,067 (14)                          3.24

All directors and executive officers of
    BKFC as a group (12 persons)                      1,749,418                              49.47%


(1) Each of the persons listed in this table may be contacted at the address of BKFC, 1065 Burlington Pike, Florence,Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. All Shares are owned with sole voting or investment power by each person listed, unless otherwise indicated by footnote.

(3) Includes 617,239 Shares owned jointly by Mr. Cain and his wife, and 500 Shares that may be acquired upon the exercise of options.

(4) Includes 3,000 Shares that may be acquired upon the exercise of options.

(5) Includes 419,116 Shares owned by R. C. Durr Company, Inc., of which Mr. Durr is the sole stockholder, and 3,000 Shares that may be acquired upon the exercise of options.

(6) Includes 300 Shares held by Mr. Fulkerson's wife, 7,776 Shares held by Mr. Fulkerson's children, 472 Shares allocated to the Burnett Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") account of Mr. Fulkerson, with respect to which Mr. Fulkerson has sole voting but no investment power and 430 Shares that may be acquired upon the exercise of options.

(7) Includes 9,192 Shares owned by Mr. Humpert's wife and 2,000 Shares that may be acquired upon the exercise of options.

(8) Includes 3,184 Shares held in trust, with respect to which Mr. Meyer shares investment power only as co-trustee, and 500 Shares that may be acquired upon the exercise of options.

(9) Includes 22,000 Shares owned jointly by Dr. Miracle and his wife, 11,400 Shares held in a trust of which Dr. Miracle is the trustee and with respect to which Dr. Miracle has sole voting and investment power and 500 Shares that may be acquired upon the exercise of options.

(10) Includes 9,000 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her husband, and 3,000 Shares that may be acquired upon the exercise of options.

(11) Includes 1,000 Shares that may be acquired upon the exercise of options.

(12) Includes 2,000 Shares that may be acquired upon the exercise of options.

(13) Includes 1,000 Shares that may be acquired upon the exercise of options.

(14) Includes 20,060 Shares owned jointly by Mr. Zapp and his wife, 5,496 Shares held by Mr. Zapp's wife as custodian for Mr. Zapp's three children, 29,056 Shares owned by his wife, 1,011 Shares allocated to Mr. Zapp's ESOP account, with respect to which Mr. Zapp has sole voting but no investment power, and 800 Shares that may be acquired upon the exercise of options.

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

         The Bank has a lease agreement for office premises located at 1065 Burlington Pike with Mr. Durr, R. C. Durr Company, Inc. and Mr. Cain's sons, John S. Cain, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $178,170, $178,170 and $176,820 for the years ended December 31, 1998, 1997 and
1996, respectively. The lease has an initial term of 15 years expiring in 2006 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Weaver Road in Boone County, Kentucky, with Ms. Seligman-Doering and Mr. Sathe as lessors under the lease agreement. Total rental expense under this lease was $64,885, $64,885 and, $58,987 for the years ended December 31, 1998, 1997 and
1996, respectively. The lease has an initial term of 15 years expiring in 2007 and may, at theoption of the Bank, be renewed for three successive five-year periods.


         The Bank has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the husband of Ms. Rudicill. Total rental expense under this lease was $10,051 for each of the years ended December 31, 1998, 1997 and 1996. The lease has an initial term of 15 years expiring in 2008 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer
A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryan E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle's spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of Mr. Meyer. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson are Mr. Works' wife's sons and their wives. The annual rental expense under this lease was $73,467 for each of the years ended December 31, 1998, 1997 and 1996, respectively. The lease has an initial term of 15 years expiring in 2009 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a ground lease agreement for office premises located at 12020 Madison Pike in Nicholson, Kentucky, with Nicholson Properties LLC. R. C. Durr owns 50% of Nicholson Properties LLC. The annual rental expense under this agreement is $24,000. The lease has an initial term of five years expiring in 2001 and may, at the option of the Bank, be renewed for an additional term of five years at an annual expense of $26,400.

         The Bank has a lease agreement for office premises located on U.S. 42 in Boone County, Kentucky, with Burnett Mortgage Company, LLC, of which Mr. Humpert and Mr. Snyder are members. Total rental expense under this lease was $59,663 for 1998. The lease was effective in May 1998 with an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

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

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  THE BANK OF KENTUCKY FINANCIAL
                                                  CORPORATION


                                                  By  /s/ Robert W. Zapp
                                                    ---------------------------
                                                      Robert W. Zapp,
                                                      President, Chief Executive
                                                      Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Robert Fulkerson                        By /s/ Rodney S. Cain
------------------------------                   -----------------------------
    Robert Fulkerson,                              Rodney S. Cain,
    Treasurer                                      Secretary and Director



Date:  3/20/99                                 Date:  3/20/99



By /s/ R.C. Durr                               By /s/ Harrry J. Humpert
------------------------------                   -----------------------------
    R.C. Durr,                                     Harry J. Humpert,
    Director                                       Director

Date:  3/20/99                                 Date:  3/20/99






By /s/ David E. Meyer                          By /s/ John E. Miracle
------------------------------                   -----------------------------
    David E. Meyer,                                John E. Miracle,
    Director                                       Director

Date:  3/20/99                                 Date:  3/20/99

By /s/ Mary Sue Rudicill                       By /s/ Robert B. Sathe
------------------------------                   -----------------------------
    Mary Sue Rudicill,                            Robert B. Sathe,
    Director                                      Director

Date:  3/20/99                                 Date:  3/20/99



By /s/ William E. Snyder                       By /s/ Herbert H. Works
------------------------------                   -----------------------------
    William E. Snyder,                            Herbert H. Works,
    Director                                      Director

Date:  3/20/99                                 Date:  3/20/99

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



   23.          Consent of Crowe, Chizek and Company LLP

   27.1         Financial Data Schedule for 1998

   99.          Safe Harbor Under the Private Securities Litigation Reform
                Act of 1995