Form 10QSB
period 1999-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 1999-05-17
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For Quarterly Period ended March 31, 1999


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from _____________________ to ____________________


                         Commission File Number: 0-25960


                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
               ---------------------------------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of April 29, 1999, the latest practicable date, 3,519,724 shares of the Registrant's Common Stock, $5.00 per value per share, were issued and outstanding.

Transitional Small Business Disclosure Format Yes [ ] No [X]

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                       MARCH 31     DECEMBER 31
                                                         1999          1998
ASSETS
Cash and cash equivalents                              $ 14,791      $ 17,583
Interest bearing deposits with banks                        422           422
Available-for-sale securities                            19,365        18,028
Held-to-maturity securities                              27,802        30,297
Loans held for sale                                         695         1,470
Total loans                                             212,458       206,365
     Less: Allowances for loan losses                     2,283         2,193
                                                       --------      --------
           Net loans                                    210,175       204,172
Premises and equipment, net                               4,323         3,756
FHLB stock, at cost                                       2,061         2,026
Accrued interest receivable and other assets              2,797         3,013
                                                       --------      --------
     Total assets                                      $282,431      $280,767
                                                       ========      ========
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                               $239,038      $243,858
Short-term borrowings                                    15,891        10,398
Notes payable                                               521           526
Accrued interest payable & other liabilities              1,649         1,537
                                                       --------      --------
     Total liabilities                                  257,099       256,319


SHAREHOLDERS' EQUITY
Common stock                                              2,991         2,972
Additional paid-in capital                                7,731         7,674
Retained earnings                                        14,625        13,774
Accumulated other comprehensive income                      (15)           28
                                                       --------      --------
     Total shareholders' equity                          25,332        24,448
                                                       --------      --------
Total liabilities and shareholders' equity             $282,431      $280,767
                                                       ========      ========


See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINACNIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)


                                                             1999          1998
                                                            ------        ------
INTEREST INCOME
     Loans, including related fees                          $4,583        $4,202
     Securities and other                                      698           516
                                                            ------        ------
          Total interest income                              5,281         4,718
                                                            ------        ------

INTEREST EXPENSE
     Deposits                                                2,350         2,198
     Borrowings                                                158           142
                                                            ------        ------
          Total interest expense                             2,508         2,340
                                                            ------        ------

Net interest income                                          2,773         2,378
Provision for loan losses                                      120            70
                                                            ------        ------
Net interest income after
     Provision for loan losses                               2,653         2,308
                                                            ------        ------

NON-INTEREST INCOME
     Service charges and fees                                  298           209
     Gain/(loss) on securities                                   0             0
     Gain on loans sold                                        134           195
     Other                                                     144           102
                                                            ------        ------
          Total non-interest income                            576           506

NON-INTEREST EXPENSE
     Salaries and benefits                                     784           699
     Occupancy and equipment                                   356           283
     Data processing                                           109           113
     Advertising                                                63            45
     Other operating expenses                                  361           297
                                                            ------        ------
          Total non-interest expense                         1,673         1,437
                                                            ------        ------
INCOME BEFORE INCOME TAXES                                   1,556         1,377
     Less: income taxes                                        494           455
                                                            ------        ------
NET INCOME                                                  $1,062        $  922
                                                            ======        ======

Earnings per share                                          $ 0.30        $ 0.26

Earnings per share, assuming dilution                       $ 0.30        $ 0.26


See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                            1999         1998
                                                           -------      -------
Balance January 1                                          $24,448      $20,327
Comprehensive Income:
     Net Income                                              1,062          922
     Accumulated other comprehensive income                    (43)           3
                                                           -------      -------
Total Comprehensive Income                                   1,019          925

Cash dividends paid                                           (211)        (176)

Exercise of stock options
     (including tax benefits of $23 and $2)                     76           11
                                                           -------      -------

Balance March 31                                           $25,332      $21,087
                                                           =======      =======


See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)


FOR THE THREE MONTHS ENDED MARCH 31                          1999        1998
                                                            -------     -------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                  $ 1,062     $   922
Adjustments to reconcile net income to net cash
     From operating activities                                  541         369
                                                            -------     -------
     Net cash from operating activities                       1,603       1,291

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     Held-to-maturity securities                              3,000       4,160
Proceeds from paydowns and maturities of
     Available-for-sale securities                              579       3,015
Purchases of held-to-maturity securities                       (504)     (5,798)
Purchases of available-for-sale securities                   (1,916)       (549)
Net change in loans                                          (5,348)     (7,420)
Purchase stock in FHLB                                            0           0
Property and equipment expenditures                            (716)       (177)
                                                            -------     -------
     Net cash from investing activities                      (4,905)     (6,769)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits                                       (4,820)      5,346
Net change in short-term borrowings                           5,493       1,047
Proceeds from exercise of stock options                          53           9
Cash dividends paid                                            (211)       (176)
Payments on note payable                                         (5)         (4)
                                                            -------     -------
     Net cash from financing activities                         510       6,222
                                                            -------     -------
Net change in cash and cash equivalents                      (2,792)        744
Cash and cash equivalents at beginning of period             17,583      10,125
                                                            -------     -------
Cash and cash equivalents at end of period                  $14,791     $10,869
                                                            =======     =======


See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.


NOTE 2 - GENERAL:

These financial statements were prepared in accordance with the instructions for Form 10-QSB and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for the adoption of the required accounting changes described in Note 3, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.


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


NOTE 4 - EARNINGS PER SHARE:

Earnings per share are computed based upon the weighted average number of shares outstanding during the quarter, which were 3,517,645 and 3,507,367 for 1999 and 1998. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For 1999 and 1998, this would result in they're being an additional 24,318 and 667 shares outstanding respectively.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           Management's Discussion and Analysis of Financial Condition
                          and the Results of Operations
                                 March 31, 1999


                               FINANCIAL CONDITION

Total assets at March 31,1999 were $282,431,000 compared to $280,767,000 at December 31, 1998, an increase of $1,664,000 (.59%). Deposits decreased $4,820,000 (1.98%) to $239,038,000 at March 31, 1999 compared to $243,858,000 at
December 31, 1998. The decrease in deposits was offset with an increase of $5,493,000 (52.83%) in short-term borrowings from $10,398,000 at December 31, 1998 to $15,891,000 at March 31, 1999. Total loans outstanding grew $6,093,000 (2.95%), from $206,365,000 at December 31, 1998 to $212,458,000 at March 31,
1999.


                              RESULTS OF OPERATIONS

GENERAL

Net income increased $140,000 (15.3%) in the first quarter of 1999 to $1,062,000 ($.30 per share), compared to $922,000 ($.26 per share) for the same period in 1998. This increase was driven by a $395,000 increase in net interest income and a $70,000 increase in non-interest income, partially offset by higher non-interest and income tax expenses.


NET INTEREST INCOME

An increase of $6,093,000 in loans outstanding drove the $395,000 (16.6%) increase in net interest income. Net interest income for the first quarter of 1999 increased to $2,773,000, compared to $2,378,000 for the same period in 1998.


PROVISION FOR LOAN LOSSES

The provision for loan losses was $120,000 for the three months ending March 31, 1999, an increase of $50,000 compared to the $70,000 provision recorded during the same period in 1998. At March 31, 1999 the Bank had $295,000 in non-performing loans or .14% of total loans outstanding. Management believes the reserve was adequate at March 31, 1999.

NON-INTEREST INCOME

Total non-interest income increased $70,000 during the first quarter of 1999 from $506,000 in 1998 to $576,000 in 1999. Service charges on deposit accounts totaled $298,000 for the first quarter of 1999, compared to $209,000 for the same period in 1998, an increase of $89,000 (42.6%), driven by increased volume and a fee increase that took place. Other fee income increased $42,000 to $144,000 for the first quarter of 1999 compared to $102,000 for the same period in 1998. Fee income from the sales of mortgage loans into the secondary market decreased $61,000 in the first quarter of 1999 to $134,000 from $195,000 for the same period last year. The decrease was due to a slight increase in mortgage loan rates compared to this period last year. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. During the first quarter of 1999, 69 loans with a principal balance of $9.9 million were sold compared to 123 loans with a principal balance of $12.0 million during the same period in 1998. Loans held for sale at March 31, 1999 decreased to $695,000 from $1,470,000 at December 31, 1998. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.


NON-INTEREST EXPENSE

Non-interest expense increased to $1,673,000 in the first quarter of 1999 from $1,437,000 in 1998, an increase of $236,000 (16.4%). Most of the increase was driven by increases in salaries and benefits and occupancy and equipment expense. Salaries and benefits increased $85,000 (12.2%) in the first quarter of 1999 to $784,000 compared to $699,000 for the same period in 1998. Most of the increase was due to annual merit increases and an increase in staffing in the operations area. Occupancy and equipment expense increased $73,000 (25.8%) to $356,000 through March 31,1999 compared to $283,000 for the same period in 1998. The increase was due to expenses associated with the conversion of an existing branch to an operations center and the relocation of that branch to a new facility. Other operating expenses increased to $361,000 in the first quarter of 1999, from $297,000 for the same period in 1998, an increase of $64,000 (21.6%).


INCOME TAX EXPENSE

Income tax expense increased by $39,000 (8.6%) in the first quarter of 1999 compared to 1998. The increase was primarily due to higher income before tax as the effective tax rate decreased to 31.7% for 1999 from 33.0% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company's liquidity is sufficient at March 31, 1999.

The company's total shareholders' equity increased $884,000, from $24,448,000 at December 31, 1998 to $25,332,000 at March 31, 1999. In the first quarter of 1999 the Company paid a cash dividend of $.06 per share totaling $211,000. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 1999, the Bank's leverage and total risk-based ratios were 8.99% and 11.88% respectively, which exceed the well-capitalized thresholds.


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

The contingency planning group has the task of working with all areas in order to assure uninterrupted operations and to have plans available in the event that mission critical vendors are not Year 2000 ready. BKFC's third party data processing provider has developed a comprehensive year 2000 contingency plan that provides for redundant systems and processes to insure business resumption in the event of failure. BKFC has a written contingency plan, which addresses several critical areas including data processing, data communications, voice communications, liquidity, and environmental issues. The contingency plan parallels our third party processor's plan to ensure a smooth transition for business resumption in the event of a system or software failure. The plan also provides for alternative and manual processes to address communication and envoirmental issues. In addition, the plan addresses liquidity issues resulting from year 2000 readiness with a thorough analysis of liquidity needs and provisions made to establish lines of credit to cover anticipated liquidity needs.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     PART II


ITEM 1. LEGAL PROCEEDINGS

        Not applicable


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        Not applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        Not applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable


ITEM 5. OTHER INFORMATION

        Not applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibit 3.1 Articles of Incorporation of The Bank of Kentucky Financial Corporation, as amended (Incorporated by reference to the Form 8-A filed by Registrant on April 28, 1995 the "8-A", Exhibits 2(a), 2(b), and 2(c)).

            Exhibit 3.2 By-Laws of The Bank of Kentucky Financial Corporation (Incorporated by reference to the 8-A, Exhibit 2(d)).

            Exhibit 27 Financial Data Schedule.

            Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.


Date:  May 9, 1999                      /s/ Robert W. Zapp
       ------------------------------   ----------------------------------------
                                        Robert W. Zapp
                                        President


Date: May 9, 1999                       /s/ Robert D. Fulkerson
       ------------------------------   ----------------------------------------
                                        Robert D. Fulkerson
                                        Treasurer (Chief Financial Officer)