Form 10QSB
period 1999-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1999-08-16
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

       [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For Quarterly Period ended June 30, 1999


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

As of August 8, 1999, the latest practicable date, 5,282,825 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

Transitional Small Business Disclosure Format  Yes      No  X
                                                   ---     ---

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                      INDEX

FINANCIAL INFORMATION                                                      PAGE
The Bank of Kentucky Financial Corporation
Consolidated Statements of Financial Condition                               1

The Bank of Kentucky Financial Corporation
Consolidated Statements of Income                                            2

The Bank of Kentucky Financial Corporation
Consolidated Statements of Changes
in Shareholders' Equity                                                      3

The Bank of Kentucky Financial Corporation
Consolidated Statements of Cash Flows                                        4

The Bank of Kentucky Financial Corporation
Notes to Consolidated Financial Statements                                   5

The Bank of Kentucky Financial Corporation
Management's Discussion and Analysis of
Financial Condition and Results of Operations                                6

The Bank of Kentucky Financial Corporation
Part II                                                                     10

The Bank of Kentucky Financial Corporation
Signatures                                                                  11

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                      JUNE 30         DECEMBER 31
                                                        1999              1998
ASSETS
Cash and cash equivalents                             $ 12,429          $ 17,583
Interest bearing deposits with banks                       422               422
Available-for-sale securities                           18,672            18,028
Held-to-maturity securities                             27,486            30,297
Loans held for sale                                        531             1,470
Total loans                                            221,980           206,365
     Less:  Allowances for loan losses                   2,397             2,193
                                                      --------          --------
               Net loans                               219,583           204,172
Premises and equipment, net                              4,329             3,756
FHLB stock, at cost                                      2,097             2,026
Accrued interest receivable and other assets             3,316             3,013
                                                      --------          --------
     Total assets                                     $288,865          $280,767
                                                      ========          ========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                              $232,133          $243,858
Short-term borrowings                                   28,306            10,398
Notes payable                                              515               526
Accrued interest payable & other liabilities             1,542             1,537
                                                      --------          --------
     Total liabilities                                 262,496           256,319


SHAREHOLDERS' EQUITY
Common stock                                             3,047             2,972
Additional paid-in capital                               7,738             7,674
Retained earnings                                       15,709            13,774
Accumulated other comprehensive income                    (125)               28
                                                      --------          --------
     Total shareholders' equity                         26,369            24,448
                                                      --------          --------
Total liabilities and shareholders' equity            $288,865          $280,767
                                                      ========          ========

See accompanying notes

                             THE BANK OF KENTUCKY FINANCIAL CORPORATION
                                  CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND 1998
                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months                     Six Months
                                                      Ended                           Ended
                                                     June 30                         June 30
                                              1999            1998             1999            1998
                                              ----            ----             ----            ----
INTEREST INCOME
      Loans, including related fees          $4,743          $4,499          $ 9,326          $8,701
      Securities and other                      651             509            1,349           1,024
                                             ------          ------          -------          ------
           Total interest income              5,394           5,008           10,675           9,725
                                             ------          ------          -------          ------

INTEREST EXPENSE
     Deposits                                 2,261           2,212            4,611           4,410
     Borrowings                                 211             213              369             354
                                             ------          ------          -------          ------
          Total interest expense              2,472           2,425            4,980           4,764
                                             ------          ------          -------          ------

Net interest income                           2,922           2,583            5,695           4,961
Provision for loan losses                      (112)           (210)            (232)           (280)
                                             ------          ------          -------          ------
Net interest income after
     provision for loan losses                2,810           2,373            5,463           4,681
                                             ------          ------          -------          ------

NON-INTEREST INCOME
     Service charges and fees                   323             267              621             476
     Gain/(loss) on securities                    0               0                0               0
     Gain on loans sold                         119             210              253             405
     Other                                      151             114              295             215
                                             ------          ------          -------          ------
          Total non-interest income             593             591            1,169           1,096

NON-INTEREST EXPENSE
     Salaries and benefits                      815             721            1,599           1,420
     Occupancy and equipment                    373             293              729             576
     Data processing                            110             118              219             231
     Advertising                                 63              44              126              89
     Other                                      456             336              817             632
                                             ------          ------          -------          ------
          Total non-interest expense          1,817           1,512            3,490           2,948
                                             ------          ------          -------          ------

INCOME BEFORE INCOME TAXES                    1,586           1,452            3,142           2,829
     Less:  income taxes                       (500)           (478)            (995)           (933)
                                             ------          ------          -------          ------
NET INCOME                                   $1,086          $  974          $ 2,147          $1,896
                                             ======          ======          =======          ======

Earnings per share                           $  .21          $  .19          $   .41          $  .36
Earnings per share, assuming dilution        $  .20          $  .18          $   .40          $  .36
Dividends per share                          $  .00          $  .00          $   .04          $  .03

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                        1999             1998
                                                        ----             ----
Balance January 1                                     $24,448          $20,327
Comprehensive Income:
    Net Income                                          2,147            1,896
    Change in net unrealized Gain/Loss on
            Available-for-sale Securities                (153)               9
                                                      -------          -------
TOTAL COMPREHENSIVE INCOME                              1,994            1,905

Cash dividends paid                                      (212)            (176)
Exercise of stock options (including tax
benefit of $30 and $10)                                   139               68
                                                      -------          -------


Balance June 30                                       $26,369          $22,124
                                                      =======          =======

See accompanying notes

                    THE BANK OF KENTUCKY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (DOLLARS IN THOUSANDS)

FOR THE SIX MONTHS ENDED JUNE 30                          1999             1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                              $  2,147         $  1,896
Adjustments to reconcile net income to net cash
     from operating activities                                (9)           1,010
                                                        --------         --------
     Net cash from operating activities                    2,138            2,906

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     held-to-maturity securities                           5,125            8,240
Proceeds from paydowns and maturities of
     available-for-sale securities                         4,134            4,046
Purchases of held-to-maturity securities                  (2,357)          (7,168)
Purchases of available-for-sale securities                (4,738)         (11,049)
Net change in loans                                      (14,704)         (14,131)
Purchase stock in FHLB                                         0                0
Property and equipment expenditures                         (821)             (96)
                                                        --------         --------
     Net cash from investing activities                  (13,361)         (20,157)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                   (11,725)           6,848
Net change in short-term borrowings                       17,908           13,607
Proceeds from exercise of stock options                      109               58
Cash dividends paid                                         (212)            (176)
Payments on note payable                                     (11)             (10)
                                                        --------         --------
     Net cash from financing activities                    6,069           20,327
                                                        --------         --------

Net change in cash and cash equivalents                   (5,154)           3,076

Cash and cash equivalents at beginning of period          17,583           10,125
                                                        --------         --------
Cash and cash equivalents at end of period              $ 12,429         $ 13,201
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

NOTE 3 - EARNINGS PER SHARE:
----------------------------

Earnings per share have been computed based upon the weighted average number of shares outstanding during the quarter. In the second quarter the Company declared a three for two stock split resulting in 1,759,851 additional shares outstanding. Per share data for the prior periods has been restated to reflect the stock dividend. Earnings per share are computed based upon the weighted average shares outstanding during the period. Diluted earnings per share further assume that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The following table presents weighted average shares outstanding and the number of shares used to compute diluted earnings per share:

                                             Three Months                  Six Months
                                                Ended                        Ended
                                               June 30                      June 30
                                          1999          1998          1999          1998
                                          ----          ----          ----          ----
Weighted Average Shares Outstanding     5,280,515     5,263,156     5,278,491     5,262,104

Shares used to compute diluted
     Earnings per share                 5,319,503     5,286,125     5,312,012     5,274,625

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                  JUNE 30, 1999

                               FINANCIAL CONDITION

Total assets at June 30, 1999 were $288,865,000 compared to $280,767,000 at December 31, 1998, an increase of $8,097,000 (2.9%). This increase was primarily due to an increase in loans of $15,615,000 (7.6%), from $206,365,000 at December 31, 1998 to $221,980,000 at June 30,1999. Loan growth was funded by net maturities of securities of $2,167,000, a $4,316,000 decrease in federal funds sold, an increase in short-term borrowings of $17,908,000 (172.2%), from $10,398,000 at December 31, 1998 to $28,306,000 at June 30,1999. Total deposits decreased $11,725,000 (4.8%), from $243,858,000 at December 31, 1998 to
$232,133,000 at June 30,1999.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $1,896,000 in 1998 to $2,147,000 in 1999, an increase of $252,000 (13.3%). Net income for the quarter ended June 30, 1999 was $1,086,000 ($.21 per share) compared to $974,000 ($.19 per share) during the same period in 1998, an increase of $112,000 (11.5%). The increase in earnings was volume driven by higher net interest income, partially offset by an increase in operating expenses.

NET INTEREST INCOME

Net interest income increased $339,000 (13.4%) in the second quarter of 1999 over the same period in 1998, while the year to date total increased $735,000 (14.8%) from $4,961,000 in 1998 to $5,695,000 in 1999. The increase in net interest income was driven by the continued growth in the loan portfolio.

PROVISION FOR LOAN LOSSES

The loan loss provision was $232,000 for the six months ended June 30,1999 compared to $280,000 recorded in the same period in 1998. The provision was decreased due to a $352,000 decrease in net charge-offs to $28,000 through June 30,1999 compared to $380,000 for the same period last year. The Bank had $274,000 in non-performing loans or .12% of total loans outstanding at June 30, 1999 compared to .10% at June 30, 1998. Management is satisfied that the reserve is adequate at June 30, 1999.

NON INTEREST INCOME

Total non-interest income increased $73,000 (6.7%) to $1,169,000 through June 30,1999, compared to $1,096,000 for the same period in 1998. Service charges on deposits increased $56,000 (21.0%) in the second quarter, to $323,000 for the period ending June 30,1999 compared to $267,000 for the same period in 1998. Transaction growth and a fee increase in the first quarter contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market decreased $152,000 (37.5%) to $253,000 through June 30, 1998, compared to $405,000 for the same period in 1998. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The decrease in fee income is driven by decreased volume. During the first half 1999, 144 loans with a principal balance of $18.3 million were sold compared to 214 loans with a principal balance of $21.8 million during the same period in 1998. Loans held for sale at June 30, 1999 decreased to $531,000 from $1,470,000 at December 31, 1998. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. In addition, the Bank originates and sells, servicing retained, SBA loans. SBA loan sale gains totaled $13,000 through June 30, 1999 compared to $95,000 in 1998.

NON INTEREST EXPENSE

Non interest expense increased $305,000 (20.2%) in the second quarter of 1999, with year to date expenses increasing $542,000 (18.4%) to $3,490,000 through June 30, 1999 compared to $2,948,000 for the same period in 1998. Occupancy and equipment expense increased $153,000 (26.6%) to $729,000 through June 30, 1999, compared to $576,000 for the same period in 1998. The increase was due to expenses associated with the conversion of an existing branch to an operations center and the relocation of that branch to a new facility in the first quarter of the year. Data processing expense decreased $12,000 (5.2%) through the first six months of 1999 to $219,000 from $231,000 for the same period last year. Other operating expenses increased $185,000 (29.2%) through June 30, 1999 to $817,000 from $632,000 for the same period in 1998.

INCOME TAX EXPENSE

Income tax expense increased by $22,000 (4.6%) in the second quarter of 1999 compared to 1998. The increase was primarily due to higher income before tax as the effective tax rate was fairly stable at 31.7% for 1999 versus 33.0% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at June 30, 1999. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 1999, the Bank's leverage and total risk-based ratios were 9.38% and 12.12% respectively, which exceeds the well-capitalized threshold.

YEAR 2000

Pursuant to the "Year 2000 Information and Readiness Disclosure Act", the attached discussion of Year 2000 Issues is hereby designated a "Year 2000 Readiness Disclosure" by BKFC.

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

BKFC has conducted a formal review of its systems and system providers, due to concerns regarding possible consequences that the year 2000 may pose to computer and other operating systems utilized in its business activities. The review has resulted in the identification of certain issues which require resolution, management believes that appropriate plans are in place to resolve these issues in a timely manner. A review of the service bureau supported data processing system has been completed, with the major data systems already certified as Year 2000 compliant. The Company's major vendors have all been contacted, with approximately 95 % reporting Year 2000 compliance for their product or service. The customer contact group is currently in the process of evaluating responses from major customers.

 The contingency planning group has the task of working with all areas in order to assure uninterrupted operations and to have plans available in the event that mission critical vendors are not Year 2000 ready. BKFC's third party data processing provider has developed a comprehensive year 2000 contingency plan that provides for redundant systems and processes to insure business resumption in the event of failure. BKFC has a written contingency plan, which addresses several critical areas including data processing, data communications, voice communications, liquidity, and environmental issues. The contingency plan parallels our third party processor's plan to ensure a smooth transition for business resumption in the event of a system or software failure. In addition, the plan addresses liquidity issues resulting from year 2000 readiness and provisions to establish lines of credit to cover anticipated liquidity needs. The plan also provides for alternative and manual processes to address communication and envoirmental issues. BKFC has written a validation plan, which details the methods used to test viability of the bank's business resumption contingency plan.

The principal expense factor in addressing the Year 2000 Issue has consisted of employee time. Year 2000 tasks have been incorporated into the daily work routine of the Company's employees, with only minimal interruption to work flow. It is management's opinion that certain vendors will require additional compensation for software upgrades that will need to be installed in certain equipment in order to make such equipment Year 2000 compliant. It is management's opinion that such additional expense will be nominal and will not materially impact the Company's financial performance.

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

               Not applicable

ITEM 3.        Defaults Upon Senior Securities
               -------------------------------

               Not applicable

ITEM 4.        Submission of Matters to a Vote of Security Holders
               ---------------------------------------------------

         (a) The annual meeting of The Bank of Kentucky Financial Corporation was held on April 16, 1999.
         (b)   Not applicable
         (c) To approve an amendment to the Articles of Incorporation to increase the number of authorized shares and eliminate par value: 2,535,557 for, 444 against, and 11,172 abstained.

               To ratify the selection of Crowe, Chizek and Company LLP as the auditors of BKFC for the current fiscal year: 2,544,000 for, 0 against, and 3,164 abstain.

               To elect four directors of BKFC for terms expiring in 2002:
                       David E. Meyer         2,541,785 votes
                       John E. Miracle        2,538,419 votes
                       Mary Sue Rudicill      2,541,785 votes
                       William E Snyder       2,513,489 votes

        (d)    None


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


Date:  August 13, 1999                       /s/ Robert W. Zapp
     -------------------                     -----------------------------------
                                             Robert W. Zapp
                                             President

Date:  August 13, 1999                       /s/ Robert D. Fulkerson
     -------------------                     -----------------------------------
                                             Robert D. Fulkerson
                                             Treasurer (Chief Financial Officer)