Form 10QSB
period 1999-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 1999-11-08
CIK 934547

                                   FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period ended September 30, 1999


        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______________to_______________

                         Commission File Number: 0-25960
                                                 -------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  -------------------------------------------
                 (Name of small business issuer in its charter)

              Kentucky                                   61-1256535
   -------------------------------               ---------------------------
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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 8, 1999, the latest practicable date, 5,286,575 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                                 SEPTEMBER 30                 DECEMBER 31
                                                                     1999                         1998
ASSETS
Cash and cash equivalents                                         $    12,785                $     17,583
Interest bearing deposits with banks                                        0                         422
Available-for-sale securities                                          21,631                      18,028
Held-to-maturity securities                                            25,983                      30,297
Loans held for sale                                                       628                       1,470
Total loans                                                           233,843                     206,365
     Less:  Allowances for loan losses                                  2,400                       2,193
                                                                  -----------                 -----------
            Net loans                                                 231,443                     204,172
Premises and equipment, net                                             4,290                       3,756
FHLB stock, at cost                                                     2,135                       2,026
Accrued interest receivable and other assets                            3,966                       3,013
                                                                  -----------                 -----------
     Total assets                                                 $   302,861                 $   280,767
                                                                  ===========                 ===========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                          $   247,821                 $   243,858
Short-term borrowings                                                  25,329                      10,398
Notes payable                                                             509                         526
Accrued interest payable & other liabilities                            1,677                       1,537
                                                                  -----------                 -----------
     Total liabilities                                                275,336                     256,319


SHAREHOLDERS' EQUITY
Common stock                                                            3,072                       2,972
Additional paid-in capital                                              7,770                       7,674
Retained earnings                                                      16,812                      13,774
Accumulated other comprehensive income                                   (129)                         28
                                                                  -----------                 -----------
     Total shareholders' equity                                        27,525                      24,448
                                                                  -----------                 -----------
Total liabilities and shareholders' equity                        $   302,861                 $   280,767
                                                                  ===========                 ===========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                           Three Months                      Nine Months
                                                               Ended                            Ended
                                                           September 30                     September 30
                                                       1999           1998              1999              1998
                                                       ----           ----              ----              ----
INTEREST INCOME
      Loans, including related fees                $     4,999      $     4,629      $    14,325       $    13,329
      Securities and other                                 652              584            2,001             1,608
                                                   -----------      -----------      -----------       -----------
           Total interest income                         5,651            5,212           16,326            14,937
                                                   -----------      -----------      -----------       -----------

INTEREST EXPENSE
     Deposits                                            2,380            2,401            6,991             6,811
     Borrowings                                            223              114              592               468
                                                   -----------      -----------      -----------       -----------
          Total interest expense                         2,603            2,515            7,583             7,279
                                                   -----------      -----------      -----------       -----------

Net interest income                                      3,048            2,697            8,743             7,658
Provision for loan losses                                 (182)            (137)            (414)             (417)
                                                   -----------      -----------      -----------       -----------
Net interest income after
     Provision for loan losses                           2,866            2,560            8,329             7,241
                                                   -----------      -----------       ----------        ----------

NON-INTEREST INCOME
     Service charges and fees                              343              279              965               755
     Gain/(loss) on securities                               0                0                0                 0
     Gain on loans sold                                     61              152              314               557
     Other                                                 153              111              448               326
                                                   -----------      -----------      -----------       -----------
          Total non-interest income                        557              542            1,727             1,638

NON-INTEREST EXPENSE
     Salaries and benefits                                 862              741            2,461             2,161
     Occupancy and equipment                               362              315            1,091               891
     Data processing                                       127              100              346               331
     Advertising                                            78               56              204               145
     Other                                                 385              318            1,202               950
                                                   -----------      -----------      -----------       -----------
          Total non-interest expense                     1,814            1,530            5,304             4,478
                                                   -----------      -----------      -----------       -----------

INCOME BEFORE INCOME TAXES                               1,609            1,572            4,752             4,401
     Less:  income taxes                                  (508)            (510)          (1,503)           (1,443)
                                                   -----------      -----------      -----------       -----------
NET INCOME                                         $     1,101      $     1,062      $     3,249       $     2,958
                                                   ===========      ===========      ===========       ===========

Earnings per share                                 $       .21      $       .20      $       .62       $       .56
Earnings per share, assuming dilution              $       .21      $       .20      $       .61       $       .56
Dividends per share                                $         0      $         0      $       .04       $       .03

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)


                                                                       1999                        1998
                                                                       ----                        ----
Balance January 1                                                  $    24,448                 $    20,327
                                                                   -----------                 -----------
Comprehensive Income:
    Net Income                                                           3,249                       2,958
    Change in net unrealized Gain/Loss on
            Available-for-sale Securities                                 (157)                        113
                                                                   -----------                 -----------
TOTAL COMPREHENSIVE INCOME                                               3,092                       3,071

Cash dividends paid                                                       (211)                       (176)
Exercise of stock options (including tax benefit of
  $62 and $14)                                                             196                         120
                                                                   -----------                 -----------



Balance September 30                                               $    27,525                 $    23,342
                                                                   ===========                 ===========

         See accompanying notes

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

NINE MONTHS ENDED SEPTEMBER 30                                    1999                    1998

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                    $  3,249                $  2,958
Adjustments to reconcile net income to net cash
     From operating activities                                     548
                                                                                          (233)
     Net cash from operating activities                          3,016                   3,506

CASH FLOWS FROM INVESTING ACTIVITIES
Net change in interest bearing deposits with banks                 422                       0
Proceeds from paydowns and maturities of
     Held-to-maturity securities                                 6,625                  14,522
Proceeds from paydowns and maturities of
     Available-for-sale securities                               4,159                   8,072
Purchases of held-to-maturity securities                        (3,843)                (13,114)
Purchases of available-for-sale securities                      (6,233)                (12,733)
Net change in loans                                            (26,844)                (19,895)
Purchase stock in FHLB                                               0
                                                                                             0
Property and equipment expenditures                               (900)                   (119)
                                                              --------                --------
     Net cash from investing activities                        (26,614)                (23,267)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                           3,963                  25,202
Net change in short-term borrowings                             14,931                   1,598
Proceeds from exercise of stock options                            134                     106
Cash dividends paid                                               (211)                   (176)
Payments on note payable                                           (17)                    (17)
                                                              --------                --------
     Net cash from financing activities                         18,800                  26,713
                                                              --------                --------

Net change in cash and cash equivalents                         (4,798)                  6,952
Cash and cash equivalents at beginning of period                17,583                  10,125
                                                              --------                --------
Cash and cash equivalents at end of period                    $ 12,785                $ 17,077
                                                              ========                ========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999


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

NOTE 3 - EARNINGS PER SHARE:
----------------------------

Earnings per share have been computed based upon the weighted average number of shares outstanding during the period. In the second quarter the Company declared a three for two stock split resulting in there being 1,759,851 additional shares outstanding. Per share data for the prior periods has been restated to reflect the stock dividend. Earnings per share are computed based upon the weighted average shares outstanding during the period. Diluted earnings per share further assume that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price during the period. The following table presents weighted average shares outstanding and the number of shares used to compute diluted earnings per share:


                                                           Three Months                      Nine Months
                                                               Ended                            Ended
                                                           September 30                     September 30
                                                        1999             1998             1999              1998
                                                        ----             ----             ----              ----

Weighted Average Shares Outstanding                   5,284,138        5,269,170        5,280,373         5,264,459

Shares used to compute diluted
     Earnings per share                               5,338,192        5,298,473        5,324,733         5,278,920

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                               SEPTEMBER 30, 1999
                               FINANCIAL CONDITION

Total assets at September 30, 1999 were $302,861,000 compared to $280,767,000 at December 31, 1998, an increase of $22,094,000 (7.9%). This increase was primarily due to an increase in loans of $27,478,000 (13.3%), from $206,365,000 at December 31, 1998 to $233,843,000 at September 30,1999. This growth was funded by an increase in short-term borrowings of $14,931,000 (143.6%), from $10,398,000 at December 31, 1998 to $25,329,000 at September 30,1999. Deposits
increased $3,963,000 (1.6%), from $243,858,000 at December 31, 1998 to
$247,821,000 at September 30,1999.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $2,958,000 in 1998 to $3,249,000 in 1999, an increase of $291,000 (9.8%). Net income for the quarter ended September 30, 1999 was $1,101,000 ($.21 per share) compared to $1,062,000 ($.20 per share)
during the same period in 1998, an increase of $39,000 (3.7%). The increase in earnings was driven by an increase in net interest income, primarily due to increased volume.

NET INTEREST INCOME

Net interest income increased $351,000 (13.0%) in the third quarter of 1999 over the same period in 1998, while the year to date total increased $1,085,000 (14.2%) from $7,658,000 in 1998 to $8,743,000 in 1999. The increase in net interest income was driven by the continued growth in the loan portfolio.

PROVISION FOR LOAN LOSSES

The loan loss provision was $414,000 for the nine months ended September 30,1999 compared to $417,000 recorded in the same period in 1998 and $182,000 for the third quarter compared to $137,000 in 1998. Non-performing loans at September 30, 1999 totaled $705,000 or .30% of total loans outstanding compared to .28% at September 30, 1998. As a result of the continuing strong loan growth and to maintain the loan loss reserve balance at a desired level, management.expects the loan loss provision will remain higher through the remainder of the year. Management is satisfied that the reserve is adequate at September 30, 1998.

NON INTEREST INCOME

Total non-interest income increased $89,000 (5.4%) to $1,727,000 through September 30,1999, compared to $1,638,000 for the same period in 1998. Service charges on deposits increased

$64,000 (22.9%) in the third quarter, to $343,000 for the quarter ending September 30,1999 compared to $279,000 for the same period in 1998. Transaction growth and fee increases in the first quarter contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market decreased $243,000 (43.7%) to $314,000 through September 30, 1999, compared to $557,000 for the same period in 1998. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The decrease in fee income is driven by decreased volume. Through September 30, 1999, 175 loans with a principal balance of $22.0 million were sold compared to 270 loans with a principal balance of $28.2 million during the same period in 1998. Loans held for sale at September 30, 1999 decreased to $628,000 from $1,470,000 at December 31, 1998. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. In addition, the Bank originates and sells, servicing retained, SBA loans. SBA loan sale gains totaled $14,000 through September 30, 1999 compared to $110,000 in 1998.

NON INTEREST EXPENSE

Non interest expense increased $284,000 (18.6%) in the third quarter of 1999, with year to date expenses increasing $826,000 (18.4%) to $5,304,000 through September 30, 1999 compared to $4,478,000 for the same period in 1998. Salaries and employee benefits increased $300,000 (13.9%) to $2,461,000 through September 30,1999 compared to $2,161,000 for the same period in 1998. Staffing expenses associated with an increase in operations staff and annual merit increases accounted for most of the increase. Occupancy and equipment expense increased $200,000 (22.5%) to $1,091,000 through September 30, 1999, compared to $891,000 for the same period in 1998. The increase was due to expenses associated with the conversion of an existing branch to an operations center and the relocation of that branch to a new facility in the first quarter of the year. Advertising expense increased $59,000 (40.7%) through the first nine months of 1999 to $204,000 from $145,000 for the same period last year. Other operating expenses increased $252,000 (26.6%) through September 30, 1999 to $1,202,000 from
$950,000 for the same period in 1998. Expenses associated with the deployment of six additional ATM machines increased ATM expenses by $63,000 (52.4%) to $183,000 through September 30,1999 compared to $120,000 for the same period in 1998.

INCOME TAX EXPENSE

Income tax expense increased by $60,000 (4.2%) in the third quarter of 1999 compared to 1998. The increase was primarily due to higher income before tax as the effective tax rate was fairly stable at 31.6% for 1999 versus 32.8% for 1998.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks which will participate in loans to meet large loan request. In addition, the Bank has the ability to draw funds from the

Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at September 30, 1999. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 1999, the Bank's leverage and total risk-based ratios were 9.31% and 11.07% respectively, which exceeds the well-capitalized threshold.



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



Date:               November 8, 1999        /s/ Robert W. Zapp
       ----------------------------------    --------------------------
                                             Robert W. Zapp
                                             President

Date:               November 8, 1999        /s/ Robert D. Fulkerson
       ----------------------------------    --------------------------
                                             Robert D. Fulkerson
                                             Treasurer (Chief Financial Officer)