Form 10-K
period 1999-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2000-03-30
CIK 934547

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

        [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

             For the Fiscal Year December 31, 1999
                                                      OR

        [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

             For the transition period from ______________ to _____________

                         Commission File Number: 0-25960
                                                 -------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Kentucky                                       61-1256535
-------------------------------                    -----------------------
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

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                           --------------------------

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  Yes X   No
          ---  ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year: $24.8 million
                                                             -------------

The issuer's Common Stock is not quoted or traded on any established trading market. Using the most recent trade price of which management is aware of $26.00 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $70.6 million on March 28, 2000.

At March 28, 2000, there were 5,292,142 shares of the Registrant's Common Stock issued and outstanding.

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

         The deposits of BKI are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 1999, approximately 92%, or $242 million, of BKI's deposits were insured in the Bank Insurance Fund ("BIF") and 8%, or $21 million, which represent deposits deemed to have been acquired in the Merger from Burnett, were insured in the Savings Association Insurance Fund ("SAIF"). Because of the FDIC-insured deposits, BKI is subject to regulation, supervision and examination by the FDIC. See "Regulation of BKI"; "Regulatory Capital Requirements" and "Dividend Restrictions."

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

         The following table sets forth the composition of BKI's loan portfolio by type of loan at the dates indicated:

                                                                                          As of December 31,

                                          1999                    1998                     1997                  1996
                                       ---------               ---------               ----------             ---------
                                         Amount         %        Amount         %         Amount       %        Amount        %
                                         ------        ---       ------        ---        ------      ---       ------       ---
                                                                                        (Dollars in thousands)

Type of Loan:
   Nonresidential real estate loans    $ 82,698       33.8%    $ 66,449        31.9%    $ 62,932      34.6%    $ 52,312      33.9%
   One- to four-family residential
     real estate loans                   65,248       26.7       52,692        25.3       51,734      28.5       44,819      29.0
   Commercial loans                      62,320       25.5       57,877        27.8       49,172      27.0       37,803      24.5
   Consumer loans                        10,706        4.4        9,172         4.4        8,073       4.4        8,617       5.6
   Construction and land development
     loans                               18,938        7.7       18,634         9.0        8,482       4.7        7,432       4.8
   Municipal obligations                  4,568        1.9        3,346         1.6        1,475        .8        3,390       2.2
                                       --------      ------    --------       ------     -------     ------     -------     ------
        Total loans                     244,478      100.0%     208,170       100.0%     181,868     100.0%     154,373     100.0%
                                                     ======                   ======                 ======                 ======
Less:
   Deferred loan fees                       352                     335                      374                    325
   Allowance for loan losses              2,643                   2,193                    2,078                  1,752
                                       --------                --------                 --------               --------
     Net loans                         $241,483                $205,642                 $179,416               $152,296
                                       ========                ========                 ========               ========


                                          As of December 31,

                                           1995
                                        ----------
                                          Amount        %
                                          ------       ---
Type of Loan:
   Nonresidential real estate loans      $ 42,841      35.5%
   One- to four-family residential
     real estate loans                     38,871      32.2
   Commercial loans                        24,979      20.7
   Consumer loans                           8,327       6.9
   Construction and land development                    3.4
     loans                                  4,141
   Municipal obligations                    1,513       1.3
                                         --------     ------
        Total loans                       120,672     100.0%
                                                      ======
Less:
   Deferred loan fees                         340
   Allowance for loan losses                1,415
                                         --------
     Net loans                           $118,917
                                         ========

         LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 1999, regarding the dollar amount of loans maturing in BKI's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 1999:

                                                              Due after 1
                                                               year to 5      Due after 5
                                   Due within one year           years            Years       Total
                                   -------------------       -------------   -------------    -----
                                                     (Dollars in thousands)

Commercial loans                          $37,203               $23,963        $1,153        $62,320
Construction and land
   development loans                       18,938                     -             -        18,938
                                          -------             ---------       --------      --------
     Total                                $56,141               $23,963        $1,153       $81,258
                                          =======             =========       ========      ========

Interest sensitivity:
   With fixed rates                                           $  11,832       $   286
   With variable rates                                           12,131           867
                                                              ---------      --------
     Total                                                      $23,963        $1,153
                                                                =======        ======

         NONRESIDENTIAL REAL ESTATE LOANS. BKI makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either each year or every three years based upon the interest rates of the applicable one- or three- year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

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

         At December 31, 1999, BKI had a total of $83 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 34% of BKI's total loans at such date, none of which were nonperforming.

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

         The aggregate amount of BKI's residential real estate loans equaled approximately $65 million at December 31, 1999, and represented 27% of total loans at such date. At December 31, 1999, BKI had $600,000 of nonperforming loans of this type.

         COMMERCIAL LOANS. BKI offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to BKI's prime interest rate. Commercial loans typically have terms of five years.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, BKI generally obtains the personal guarantees of one or more of the principals backing the borrower. At December 31, 1999, BKI had $62 million, or 25% of total loans, invested in commercial loans, $210,000 of which were nonperforming.

         CONSUMER LOANS. BKI makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years.

         Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 1999, BKI had $11 million, or 4% of total loans, invested in consumer loans, $161,000 of which were nonperforming.

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

         Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, BKI must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 1999, a total of $19 million, or approximately 8% of BKI's total loans, consisted of construction and land development loans, none of which were nonperforming.

         MUNICIPAL OBLIGATIONS. BKI makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for BKI. At December 31, 1999, BKI had $5 million, or 2% of total loans, invested in municipal obligation loans, none of which were nonperforming.

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

         The aggregate amounts of BKI's classified assets at December 31, 1999, were as follows:

                                               (In thousands)

Substandard (risk rating 6)                        $  524
Doubtful (risk rating 7)                              304
Loss (risk rating 8)                                    0
                                                   ------

Total classified assets                            $  828
                                                   ======


         The following table reflects the amount of loans in delinquent status as of December 31, 1999:

                                           (In thousands)
Loans delinquent
  30 to 59 days                                   $978
  60 to 89 days                                    203
  90 or more days                                  971
                                                   ---

    Total delinquent loans                      $2,152
                                                ======

Ratio of total delinquent loans to total
  loans                                            .88%
                                                   ====


         The following table sets forth information with respect to BKI's nonperforming assets for the periods indicated. During the periods shown, BKI had no restructured loans within the meaning of FAS No. 15. In addition, BKI evaluates loans to identify those that are "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 1999 BKI had designated $786,000 as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.


                                                                             At December 31,

                                                          1999         1998          1997         1996       1995
                                                        --------     --------      --------     --------   --------
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate:
     Nonresidential                                        $   0        $   0         $   0      $    0     $     0
     Residential                                               0           11             0           0          62
     Construction                                              0            0             0           0           0
     Commercial                                                0          159            82          14           0
       Consumer and other                                      0            0             0           0           0
                                                          ------       ------        ------       -----      ------
         Total                                                 0          170            82          14          62
                                                          ------       ------        ------       -----      ------

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
     Nonresidential                                            0            0             0           0           0
     Residential                                             600          112             0          37          65
     Construction                                              0            0             0           0           0
     Commercial                                              210           59           101           0          25
     Consumer and other loans                                161           19            22           0           0
                                                          ------       ------        ------       -----      ------
          Total                                              971          190           123          37          90
                                                          ------       ------        ------       -----      ------

Total of non-accrual and 90 days past due loans             $971         $360          $205         $51        $152
                                                          ======       ======        ======       =====      ======

Percentage of total loans                                    .40%         .17%          .11%        .03%        .13%
                                                          ======       ======        ======       =====      ======

Other nonperforming assets(2)                             $    0         $200         $   0        $  0      $    0
                                                          ======       ======        ======       =====      ======


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

(2) Consists of real estate acquired through foreclosure, which is carried at the lower of cost or fair value less estimated selling expenses.

         ALLOWANCE FOR LOAN LOSSES. BKI maintains an allowance for loan losses to provide a valuation allowance for loans that might not be repaid. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical trends in the level of nonperforming assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. Due to a limited amount of historic experience, BKI's provisions since incorporation have been influenced by national loan loss experience applied to the portfolio outstanding. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 1999, BKI's allowance for loan losses totaled $2.6 million.

         The following table sets forth an analysis of BKI's allowance for losses for the periods indicated:

                                                                                Year ended at December 31,
                                                  ---------------------------------------------------------------------------
                                                     1999            1998              1997            1996             1995
                                                    -----           -----             ------          ------           ------
                                                                             (Dollars in thousands)

Balance of allowance at beginning of period           $2,193          $2,078          $ 1,752          $ 1,415        $1,190
Recoveries of loans previously charged off:
   Commercial loans                                       13               8                0                8            20
   Consumer loans                                         21              19               16                2             3
   Mortgage loans                                          0               0                0                0             6
                                                      ------          ------          -------          -------        ------
     Total recoveries                                     34              27               16               10            29
                                                      ------          ------          -------          -------        ------
Loans charged off:
   Commercial loans                                      150             431               11               43            40
   Consumer loans                                         53              60               31               10            17
   Mortgage loans                                          0               6                0               19            10
                                                      ------          ------          -------          -------        ------
     Total charge-offs                                   203             497               42               72            67
                                                      ------          ------          -------          -------        ------
     Net charge-offs                                    (169)           (470)             (26)             (62)          (38)
Provision for loan losses                                619             585              352              399           263
                                                      ------          ------          -------          -------        ------
Balance of allowance at end of period                 $2,643          $2,193          $ 2,078          $ 1,752        $1,415
                                                      ======          ======          =======          =======        ======
Net charge-offs to average loans outstanding
   for period                                            .07%            .24%             .02%             .04%          .03%
                                                      ======          ======          =======          =======        ======
Allowance at end of period to loans at end of
   period                                               1.08%           1.05%            1.14%            1.14%         1.18%
                                                      ======          ======          =======          =======        ======
Allowance to nonperforming loans at end of
   period                                              272.3%          609.2%         1,013.6%         3,435.3%        930.9%
                                                      ======          ======          =======          =======        ======


         The following table provides an allocation of BKI's allowance for possible loan losses as of each of the following dates:

                                                                         At December 31,
                                                                 ------------------------------
                                            1999            1998             1997              1996              1995
                                            ----            ----             ----              ----              ----
                                                                  (Dollars in thousands)
Loan type
   Commercial                              $1,271           $1,007          $1,000             $  886           $  678
   Real estate                                852              832             819                671              590
   Consumer, CRA and Credit Cards             520              354             259                195              147
                                           ------           ------          ------             ------           ------
     Total allowance for loan losses
                                           $2,643           $2,193          $2,078             $1,752           $1,415
                                           ======           ======          ======             ======           ======


         BKI increased its allowance for loan losses from $2.2 million at December 31, 1998, to $2.6 million at December 31, 1999, due primarily to growth in the loan portfolio and to current and anticipated economic conditions. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See
Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

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

         The following table sets forth the composition of BKI's securities portfolio, at the dates indicated:


                                                                                 At December 31,
                                          --------------------------------------------------------------------------------------
                                                      1999                          1998                           1997
                                          -------------------------    --------------------------     --------------------------
                                           Amortized         Fair        Amortized          Fair         Amortized        Fair
                                              Cost           Value          Cost            Value           Cost          Value
                                          ----------         ------    -----------          -----     ------------        ------
                                                                           (Dollars in thousands)
Held-to-maturity securities:

   U.S. Government obligations                 $     0        $     0        $ 1,000       $  1,006          $ 2,500       $  2,506
   U.S. Government agency obligations           14,968         14,654         20,009         19,996           19,636         19,675
   Municipal and other obligations              11,762         11,582        __9,288        __9,387            2,123          2,138
                                               -------        -------        -------       --------          -------       --------

     Total held-to-maturity securities         $26,730        $26,236        $30,297        $30,389          $24,259        $24,319
                                               =======        =======        =======       ========          =======        =======

Available-for-sale securities:

   U.S. Government obligations                 $     0        $     0       $      0       $      0          $   998       $  1,000
   U.S. Government agency obligations           24,192         23,832         17,985         18,028            7,333          7,315
   Municipal and other obligations                   0              0              0              0                0              0
                                               -------        -------        -------       --------          -------       --------

     Total available-for-sale securities       $24,192        $23,832       $ 17,985       $ 18,028          $ 8,331       $  8,315
                                               =======        =======        =======       ========          =======       ========


         The following table sets forth the amortized cost of BKI's securities portfolio at December 31, 1999 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

                                  Maturing within          Maturing after one        Maturing after five
                                     one year             and within five years     and within ten years              Total
                            -------------------------    -----------------------   -----------------------    ---------------------
                              Amortized     Average      Amortized     Average     Amortized     Average      Amortized     Average
                                 Cost        Yield           Cost       Yield          Cost       Yield          Cost        Yield
                            ---- ------  --- --------    ---------  --- --------   ---------  --- --------    -----------  --------
                                                                      (Dollars in thousands)
Held-to-maturity:
   U.S. Government             $     0           0%       $      0        0.00%        $   0        0.00%      $      0         0%
   obligations                                                   0                         0
   U.S. Government agency        2,500        5.05          12,468        5.78             0           0         14,968      5.66
   obligations
   Municipal and other             961        6.44          10,801        6.02             0        0.00         11,762      6.05
   obligations (1)

Available-for-sale:
   U.S. Government                   0        0.00               0        0.00             0        0.00              0      0.00
     obligations
   U.S. Government agency      $ 3,136        4.24%        $19,656        5.27%        $1,400       7.08%       $24,192      5.24%
     obligations

-------------------------

(1)  Yield stated on a tax-equivalent basis using a 34% effective rate.

DEPOSITS AND BORROWINGS

         GENERAL. Deposits have traditionally been the primary source of BKI's funds for use in lending and other investment activities. In addition to deposits, BKI derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to economic conditions and interest rates. BKI has lines of credit established at its major correspondent banks to purchase federal funds to meet liquidity needs. BKI may also borrow funds from the FHLB in the form of advances.

         BKI also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by BKI from customers. Certain securities are pledged as collateral for these agreements.

         BKI has a mortgage payable secured by a parcel of real estate owned by BKI (the "Mortgage Loan"). The loan has an interest rate of 8.75%, monthly payments of $3,000 and a balance of $166,000 at December 31, 1999, and $183,000 at December 31, 1998. BKI also entered into a capital lease obligation for a new branch in 1997 with a term of 20 years and a monthly payment of $4,000.

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

         The following table presents the amount of BKI's jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 1999:

             Maturity                            At December 31, 1999
             --------                            --------------------
                                                     (In thousands)

             Three months or less                      $13,698
             Over 3 months to 6 months                   5,470
             Over 6 months to 12 months                 13,498
             Over 12 months                              7,662
                                                       -------

                 Total                                 $40,328
                                                       =======


         BORROWINGS. In addition to repurchase agreements and the mortgage loan described above, BKI has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB since 1994, BKI is authorized to apply for advances from the FHLB, provided certain standards are met. See "Federal Home Loan Banks." BKI does not have any advances outstanding as of December 31, 1999.

         The following table sets forth the maximum month end balance amount of BKI's outstanding borrowings during the years ended December 31, 1999, 1998 and 1997, along with the average aggregate balances of BKI's outstanding borrowings for such periods:

                                           During year ended December 31,
                                         ----------------------------------
                                           1999         1998         1997
                                         -------      -------      -------
                                               (Dollars in thousands)

Maximum balance at any month-end
   during the period                     $28,822       $23,403      $18,539

Average balance                           15,466        10,779       11,370

Weighted average interest rate              5.21%         5.84%        5.81%

         The following table sets forth certain information as to borrowings, excluding the Mortgage Loan and the capital lease obligation, at the dates indicated:

                                               December 31,
                                            -----------------
                                     1999          1998         1997
                                    ------        ------       ------
                                           (Dollars in thousands)


Borrowings outstanding              $18,695       $10,398       $9,256
Weighted average interest rate         5.05%         5.05%        5.56%


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

         The following table sets forth the amounts of BKI's interest-earning assets and interest-bearing liabilities outstanding at December 31, 1999, which are scheduled to reprice or mature in each of the time periods shown. The amount of assets and liabilities shown which reprice or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on BKI's net interest income because the repricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond BKI's control. As a result, certain assets and liabilities may in fact mature or reprice at different times and in different volumes than indicated. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.


                                          Within 3 Months      4 - 12 Months      1 through 5 years     Over 5 years       Total
                                         ----------------      -------------      -----------------     ------------       -----
                                                                           (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                      $    3,557           $        0          $         0         $         0     $    3,557
   Interest bearing deposits with banks         1,000                    0                    0                   0          1,000
   Securities                                   2,174                6,573               42,590               1,398         52,735
   Loans receivable(1)                         97,730               15,648              129,061               2,039        244,478
                                           ----------           ----------          -----------         -----------     ----------

     Total interest-earning assets            104,461               22,221              171,651               3,437        301,770
                                           ----------           ----------          -----------         -----------     ----------

Interest-bearing liabilities:
   Savings deposits                             8,371                    0                    0                   0          8,371
   Money market deposit accounts               42,787                    0                    0                   0         42,787
   NOW accounts                                70,636                    0                    0                   0         70,636
   Certificates of deposit                     22,591               39,870               24,117                   0         86,578
   IRA's                                        2,393                5,737                6,474                  64         14,668
   Federal Funds Purchasing                     6,100                    0                    0                   0          6,100
   Short-term borrowings                       12,595                    0                    0                   0         12,595
   Notes payable                                    5                   14                   96                  51            166
                                           ----------           ----------          -----------         -----------     ----------

     Total interest-bearing liabilities       165,478               45,621               30,687                 115        241,901
                                           ----------           ----------          -----------         -----------     ----------

Interest-earning assets less
   Interest-bearing liabilities              ($61,017)            ($23,400)         $   140,964         $     3,322     $   59,869
                                           ==========           ==========          ===========         ===========     ==========

Cumulative interest-rate sensitivity gap     ($61,017)            ($84,417)         $    56,547         $    59,869
                                           ==========           ==========          ===========         ===========

Cumulative interest-rate gap as a
   Percentage of total  interest  earning      (20.22%)            (27.97%)               18.74%              19.84%
   assets                                  ==========           ==========          ===========         ===========

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

                                                                      Year ended December 31,
                                        ------------------------------------------------------------------------------
                                                          1999                                     1998
                                        -------------------------------------     -----------------------------------
                                           Average       Interest                    Average      Interest
                                         Outstanding     earned/       Yield/      Outstanding     earned/     Yield/
                                           balance         paid         rate         balance        paid        rate
                                           -------         ----         ----         -------        ----        ----
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)                 $224,091      $19,767        8.82%       $194,903        $17,948     9.21%
   Securities (2)                            49,514        2,870        5.80          36,263          2,212     6.10
   Other interest-earning assets              2,138          111        5.19           6,760            344     5.09
                                           --------      -------                    --------        -------
     Total interest-earning assets          275,743       22,748        8.25         237,926         20,504     8.62
                                           --------      -------        ----        --------        -------     ----

Non-interest-earning assets                  18,120                                   13,441
                                           --------                                 --------
     Total assets                          $293,863                                 $251,367
                                           ========                                 ========

Interest-bearing liabilities:
   Transaction accounts                     117,040        4,427        3.78          79,250          3,000     3.79
   Time deposits                             97,790        5,257        5.38         109,246          6,283     5.76
   Borrowings                                15,466          806        5.22          10,779            629     5.84
                                           --------      -------                    --------        -------
     Total interest-bearing
       liabilities                          230,296       10,490        4.56         199,175          9,912     4.98
                                           --------      -------        ----        --------        -------     ----

Non-interest-bearing liabilities             37,271                                   30,134
                                           --------                                 --------
     Total liabilities                      267,567                                  229,309

Shareholders' equity                         26,296                                   22,058
                                           --------                                 --------

     Total liabilities and
       shareholders' equity                $293,863                                 $251,367
                                           ========                                 ========

Net interest income                                      $12,258                                     $10,592
                                                         =======                                     =======
Interest rate spread                                                    3.69%                                   3.64%
                                                                        =====                                   =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                             4.45%                                   4.45%
                                                                        =====                                   =====
Average interest-earning assets to
   interest-bearing liabilities             119.73%                                  119.46%
                                            =======                                  =======


                                                 Year ended December 31,
                                        --------------------------------------
                                                         1997
                                        --------------------------------------
                                           Average      Interest
                                         outstanding     earned/      Yield/
                                           balance        paid         rate
                                           -------        ----         ----
                                                (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)                 $167,730      $15,379       9.17%
   Securities (2)                            29,618        1,880       6.35
   Other interest-earning assets              1,422           81       5.70
                                           --------      -------
     Total interest-earning assets          198,770       17,340       8.72
                                           --------      -------       ----

Non-interest-earning assets                  10,350
                                           --------
     Total assets                          $209,120
                                           ========

Interest-bearing liabilities:
   Transaction accounts                    $ 56,410        2,018       3.58
   Time deposits                             98,250        5,638       5.74
   Borrowings                                11,375          662       5.81
                                           --------      -------
     Total interest-bearing
       liabilities                          166,035        8,318       5.01
                                           --------      -------       ----

Non-interest-bearing liabilities             24,706
                                           --------
     Total liabilities                      190,741

Shareholders' equity                         18,379
                                           --------

     Total liabilities and
       shareholders' equity                $209,120
                                           ========

Net interest income                                      $  9,022
                                                         ========
Interest rate spread                                                   3.71%
                                                                       =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                            4.54%
                                                                       =====
Average interest-earning assets to
   interest-bearing liabilities             119.72%
                                            =======


---------------------------

(1)  Includes non-accrual loans.
(2) Income presented on a tax equivalent basis using a 34% tax rate. The tax equivalent adjustment was $320,000, $201,000, $93,000 in 1999,1998 and
     1997.

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

                                                                     Year ended December 31,
                                            --------------------------------------------------------------------------
                                                          1999 vs. 1998                         1998 vs. 1997
                                            ----------------------------------       ---------------------------------
                                                       Increase (Decrease)                   Increase (Decrease)
                                                           due to                                  due to
                                                           ------                                  ------
                                             Volume        Rate         Total         Volume        Rate         Total
                                             ------        ----         -----         ------        ----         -----
                                                                       (Dollars in thousands)
Interest income attributable to:
   Loans receivable                         $2,510       $ (691)      $1,819        $2,496         $73        $2,569
   Securities                                  770         (112)         658           412         (80)          332
   Other interest-earning assets(1)           (235)           2         (233)          278         (15)          263
                                            -------      -------      -------       ------       -----        ------

     Total interest-earning assets           3,045         (801)       2,244         3,186         (22)        3,164
                                            -------      -------      -------       ------       -----        ------

Interest expense attributable to:
   Transactions accounts                     1,405           22        1,427           841         141           982
   Time deposits                              (626)        (400)      (1,026)          626          19           645
   Borrowings                                  235          (58)         177           (35)          2           (33)
                                            ------       ------      ------         ------       -----        ------

     Total interest-bearing liabilities      1,014         (436)         578         1,432         162         1,594
                                            -------      -------      -------       ------       -----        ------

Increase (decrease) in net interest income  $2,031        $(365)      $1,666        $1,754       $(184)       $1,570
                                            ======       =======      =======       =======      ======       ======

------------------------------

(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.


COMPETITION

         BKI competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, BKI competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. BKI competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors which are not readily predictable.

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

PERSONNEL

         As of December 31, 1999, BKI had 62 full-time employees and 31 part-time employees. BKI believes that relations with its employees are excellent. BKI offers health, disability, and life insurance benefits to full-time employees. BKI has a profit sharing plan for all employees 21 years of age or older who work at least 1,000 hours per year. None of the employees of BKI are represented by a collective bargaining unit.

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

         On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999). The Financial Services Modernization Act will, effective March 11, 2000, permit bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the Federal Deposit Insurance Corporation Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determine by the Federal Reserve Board.

         The Financial Services Modernization Act defines "financial in nature" to include:

          -    securities underwriting, dealing and market making;

          -    sponsoring mutual funds and investment companies;

          -    insurance underwriting and agency;

          -    merchant banking; and

          - activities that the Federal Reserve Board has determined to be closely related to banking.

         Subsidiary banks of a financial holding company must continue to be well capitalized and well managed in order to continue to engage in activities that are financial in nature without regulatory actions or restrictions, which could include divesture of a financial-in-nature subsidiary or subsidiaries of the subsidiary banks. In addition, a financial holding company or a bank may not acquire a company that is engaged in activities that are financial in nature unless each of the subsidiary banks of the financial holding company or the bank has a Community Reinvestment Act rating of satisfactory or better.

         The specific effects of the enactment of the Financial Services Modernization Act on the banking industry in general and on BKFC and BKI in particular have yet to be determined due to the fact that the Financial Services Modernization Act was only recently adopted.

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

         Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 1999, the maximum the Bank could lend to any one borrower generally equaled $3.2 million and equaled $4.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

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

         The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and BKI at December 31, 1999:


                                           At December 31, 1999
                           ---------------------------------------------------
                                   BKFC                          BKI
                           ---------------------        ----------------------
                           Amount        Percent        Amount         Percent
                           ------        -------        ------         -------
                                              (Dollars in thousands)
  Tier 1 risk-based       $29,160        10.38%         $28,883         10.28%
  Requirement              11,241         4.00           11,240          4.00
                          -------        -----          -------         -----
  Excess                  $17,919         6.38%         $17,643          6.28%
                          =======        =====          =======         =====

  Total risk-based        $31,803        11.32%         $31,526         11.22%
  Requirement              22,482         8.00           22,480          8.00
                          -------        -----          -------         -----
  Excess                  $ 9,321         3.32%         $ 9,046          3.22%
                          =======        =====          =======         =====

  Leverage ratio          $29,160         9.24%         $28,883          9.15%
  Requirement              12,629         4.00           12,629          4.00
                          -------        -----          -------         -----
  Excess                  $16,531         5.24%         $16,254          5.15%
                          =======        =====          =======         =====


         The FDIC may require an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. BKI's capital levels at December 31, 1999, meet the standards for the highest level, a "well-capitalized" institution.

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

DIVIDEND RESTRICTIONS

         The ability of BKFC to pay cash dividends to its stockholders depends on the amount of dividends that may be declared and paid by BKI. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies.

         If the FRB or the FDIC, respectively, determines that a bank holding company or a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the entity, could include the payment of dividends), that regulator may require, after notice and hearing, that such bank holding company or bank cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limit the amounts that BKFC and BKI can pay as dividends.

         At December 31, 1999, BKI had capital in excess of the FDIC's most restrictive minimum capital requirements in an amount equal to $10 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 1999 BKFC paid a cash dividend of $.04 per share totaling $211,000.

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

         The deposits of Burnett obtained by BKI in the Merger, which at December 31, 1999 was $21 million, including the attributed growth factor, remain insured by the SAIF. BKI is a member of the BIF, and, at December 31, 1999, it had $242 million in deposits insured in the BIF.

         The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund's ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution's capital level and the FDIC's level of supervisory concern about the institution. FDIC assessments for healthy institutions are adjusted periodically and were set at $.00520 per $100 in both BIF deposits and SAIF deposits as of December 31, 1999.

FRB RESERVE REQUIREMENTS

         FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $44.3 million of such accounts (subject to an exemption of up to $5.0 million), and of 10% of net transaction accounts in excess of $44.3 million. At December 31, 1999, BKI was in compliance with this reserve requirement.

ACQUISITIONS OF CONTROL

         Acquisitions of controlling interests of BKFC and BKI are subject to limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or BKI by merger also require regulatory approval.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. BKI is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of BKI's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. BKI is in compliance with this requirement with an investment in stock of the FHLB of $2,173,200 at December 31, 1999. An FHLB member that does not meet the qualified thrift lender ("QTL") test is eligible to receive FHLB advances if it holds FHLB stock equal to 5% of total advances divided by the percentage of qualified assets under the QTL test. At December 31, 1999, BKI did not meet the QTL test, thus limiting its access to advances.

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

ITEM 2.  PROPERTIES

         The following table sets forth certain information at December 31, 1999, regarding properties on which the offices of BKI are located:


Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      --------------
Main Office                             Leased                   1991                12,300                    -
1065 Burlington Pike
Florence, KY

Weaver Road Operations                  Leased                   1992                 3,000                    -
Center  (2)
166 Weaver Road
Florence, KY

Independence Branch                     Leased                   1995                   750                    -
Industrial Road and Turkeyfoot
Independence, KY

Belleview Branch                        Leased                   1992                 1,000                    -
6710 McVille Road
Burlington, KY

Houston Road Branch                     Leased                   1994                 2,600                    -
4748 Houston Road
Florence, KY

Walton Branch                            Owned                   1994                 2,100             $673,152
116 Stephenson Mill Rd.               (No liens)
Walton, KY

19th and Madison Branch(3)               Owned                   1998                 2,300             $475,549
1831 Madison Ave                      (No liens)
Covington, KY


Nicholson Branch                        Leased                   1997                 1,600                    -
12020 Madison Pike
Independence, KY

Erlanger Branch                         Leased                   1997                 2,000                    -
3133 Dixie Hwy
Erlanger, KY

U S 42 Branch                           Leased                   1997                 2,800                    -
8660 Haines Drive
Florence, KY

Mt. Zion Branch (4)                      Owned                   1998                 2,800           $1,093,819
330 Mt. Zion Road
Florence, KY

Dry Ridge Wal-Mart                      Leased                   1999                   600                    -
20 Ferguson Blvd.
Dry Ridge, KY

Covington Branch                        Leased                   1999                 4,000                    -
230 Scott Street
Covington, KY

----------------------------
(1)  Net book value amounts are for land, buildings and improvements.
(2) The Weaver Road branch was relocated to Mt. Zion Road and the existing location was converted to an operations center.
(3) The Covington branch was vacated and relocated to 19th Street and Madison Avenue.
(4)  Relocation of the Weaver Road Branch to Mt. Zion Road.

         BKI leases the Main Office, Weaver Road, Belleview, Nicholson, U.S. 42, and Houston Road branches under operating lease agreements with some of its directors and/or their family members. See Part III, Item 12 - "Certain Relationships and Related Transactions." Total rental expense under these operating lease agreements was $422,000 and $419,000 for the years ended December 31, 1999 and 1998, respectively. BKI believes all of its office locations are adequately insured.

         BKI also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of BKI's investment in office premises and equipment totaled $5.7 million at December 31, 1999.

ITEM 3.  LEGAL PROCEEDINGS

         Neither BKFC nor BKI is presently involved in any legal proceedings of a material nature. From time to time, BKI is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by BKI.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders of BKFC during the last quarter of the fiscal year ended December 31, 1999.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANTS COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

                                     Firstar
                           Corporate Trust Department
                          425 Walnut Street (6th Floor)
                              Cincinnati, OH 45202
                                 LEGAL COUNSEL

The Bank of Kentucky Financial Corporation's legal counsel is:

                             Ziegler & Schneider,PSC
                               541 Buttermilk Pike
                               Covington, Ky 41017


ANNUAL MEETING

The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation will be held on April 28, 2000, at 5:00 p.m., local time, at Triple Crown Country Club, One Triple Crown Blvd., Union, KY 41091.


ANNUAL REPORT ON FORM 10-K

A copy of The Bank of Kentucky Financial Corporation's Annual Report on Form 10-K for fiscal year 1999, as filed with the Securities and Exchange Commission, will be available at no charge to stockholders upon request to:

                              The Bank of Kentucky
                                  P.O. Box 577
                             Florence, KY 41022-0577
                        Attention: Senior Vice President

MARKET PRICE OF THE COMPANY'S COMMON STOCK AND DIVIDENDS DECLARED

There were 5,288,575 shares of common stock of the Company outstanding on December 31, 1999, which were held of record by 577 shareholders. The Board of Directors declared a cash dividend of $.03 per share in each of March 1997 and March 1998 and $.04 per share in March 1999. There is no established public trading market for the Company's stock, although information about the Company's stock is posted on the OTC Bulletin Board service under the symbol "BKYF". The price paid in the last transaction known to management before the printing of this Report was $27.00. The following brokerage firms trade the Company's common stock:

       Gradison/McDonald          Fifth Third Securities          Robert W. Baird & Co. Incorporated
       580 Walnut Street            110 N Main Street                      9449 Kenwood Road
      Cincinnati, OH 45202          Dayton, Ohio 45402                   Cincinnati, OH 45242
          Jim Williams                  Ron Cross                             John Adams
         (513) 579-5000               1-800-829-3536                        1-888-784-4856

ITEM 6.    SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

The following is a summary of selected financial data for The Bank of Kentucky Financial Corporation and subsidiaries for the five years ended December 31, 1999. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.


(Dollars In Thousands                                              For Year Ended December 31,
 Except Per Share Amounts)                            1999             1998            1997             1996            1995
                                           ---------------- ---------------- --------------- ---------------- ---------------
EARNINGS:
Total Interest Income                              $22,428          $20,303         $17,247          $14,199         $12,112
Total Interest Expense                              10,490            9,912           8,318            6,900           6,250
                                                   -------          -------         -------          -------         -------
     Net Interest Income                            11,938           10,391           8,929            7,299           5,862
Provision for Loan and Lease Losses                    619              585             352              399             263
Noninterest Income                                   2,335            2,302           1,313              768             458
Noninterest Expense                                  7,185            6,095           5,378            4,513           3,906
                                                   -------          -------         -------          -------         -------
     Income Before Income Taxes                      6,469            6,013           4,512            3,155           2,151
Applicable Income Taxes                              1,755            1,947           1,495            1,036             826
                                                   -------          -------         -------          -------         -------
     Net Income                                    $ 4,714          $ 4,066         $ 3,017          $ 2,119         $ 1,325
                                                   =======          =======         =======          =======         =======
PER COMMON SHARE DATA:
Basic Earnings                                        $.89            $1.16            $.86            $3.63           $2.37
Diluted Earnings                                       .89             1.16             .86             3.63            2.37
Dividends Paid                                         .04              .03             .03              .03               0
BALANCES AT DECEMBER 31:
Total Investment Securities                        $50,562          $48,325         $32,574          $28,345         $25,865
Total Loans and Leases                             244,126          207,835         181,494          154,048         120,332
Reserve for Loan and Lease Losses                    2,643            2,193           2,078            1,752           1,415
Total Assets                                       322,410          280,767         230,849          197,120         160,271
Noninterest Bearing Deposits                        49,678           39,916          31,638           29,334          22,659
Interest Bearing Deposits                          223,040          203,942         167,569          142,329         114,259
Total Deposits                                     272,718          243,858         199,207          171,663         136,918
Total Shareholders' Equity                          28,922           24,448          20,327           17,385          15,392
OTHER STATISTICAL INFORMATION:
Return on Average Assets                             1.60%            1.57%           1.44%            1.21%            .89%
Return on Average Equity                            17.93%           17.87%          16.41%           13.36%          10.10%
Dividend Payout Ratio                                4.49%            4.65%           4.84%            6.89%              0%
CAPITAL RATIOS AT DECEMBER 31:
Total Equity to Total Assets                         8.97%            8.71%           8.80%            8.82%           9.60%
Tier 1 Leverage Ratio                                9.15%            8.64%           8.90%            9.22%               -
Tier 1 Capital to Risk-Weighted Assets              10.28%           11.75%          11.50%           11.25%               -
Total Risk-Based Capital to Risk
  Weighted Assets                                   11.22%           12.81%          12.70%           12.38%               -
LOAN QUALITY RATIOS AT DECEMBER 31:
Reserve for Loan and Lease Losses
     To Total Loans and Leases                       1.08%            1.05%           1.14%            1.14%           1.18%
Reserve for Loan and Lease Losses
     To Nonperforming Loans                         272.3%           609.2%        1,013.6%         3,435.3%          930.9%
Nonperforming Loans to Total Loans
  and Leases
Net Charge-Offs to Average Net
   Loans and Leases                                   .07%             .24%            .02%             .04%            .03%
------------------------------------------------------------------------------------------------------------------------------------

ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                DECEMBER 31, 1999

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

                               FINANCIAL CONDITION

Total assets at December 31, 1999 were $322,410,000 compared to $280,767,000 at December 31, 1998, an increase of $41,643,000 (14.8%). This increase was primarily due to a $36,291,000 (17.5%) increase in loans from $207,835,000 at December 31, 1998 to $244,126,000 at December 31,1999. All loan categories increased, with the largest increase in the non-residential category of $16,249,000 (24.4%). The asset growth was funded by an increase in deposits of $28,860,000 (11.8%), from $243,858,000 at December 31,1998 to $272,718,000 at
December 31, 1999 and a $8,297,000 (79.8%) increase in other borrowings from $10,398,000 at December 31, 1998 to $18,695,000 at December 31, 1999.

                              RESULTS OF OPERATIONS

SUMMARY

Net income was $4,714,000 for the year ended December 31,1999 compared to $4,066,000 in 1998, an increase of $648,000 (15.9%). The increase in earnings was driven by net interest income and a decrease in income tax expense partially offset by increases in noninterest expenses. Net income for the year ended December 31,1998 increased $1,049,000 (34.8%) over the $3,017,000 recorded in 1997. The increase in earnings was driven by improvements in net interest and noninterest income, offset by increased noninterest and income tax expense.

NET INTEREST INCOME

Net interest income grew to $11,938,000 in 1999, an increase of $1,547,000 (14.9%) over the $10,391,000 earned in 1998. The increase was driven by volume, with average earning assets and average interest- bearing liabilities growing 15.9% and 15.6% respectively. The net interest margin remained stable at 4.45% with both the average yields on earning assets and interest- bearing liabilities decreasing .37% and .42% respectively. Net interest income in 1998 increased

$1,462,000 (16.4%) over the $8,929,000 earned in 1997. The increase was, also, driven by volume, with average earning assets and average interest- bearing liabilities growing 19.7% and 20.0% respectively. The impact of this growth was partially offset by a decrease in the net interest margin to 4.45% for 1998 compared to 4.54% for 1997. A decrease in the average yield on earning assets to 8.62% in 1998 from 8.72% in 1997 was the primary reason for the decrease in the net interest margin.

PROVISION FOR LOAN LOSSES

The loan loss provision was $619,000 for the year ended December 31, 1999 compared to $585,000 for 1998. The provision was increased to provide for continued loan growth and maintain the allowance at the level indicated by management's quarterly analysis. Net charge-offs for 1999 declined to $169,000 compared to $460,000 in 1998. Total non-accrual loans and loans past due 90 days or more increased to $971,000 (.40% of loans outstanding) at December 31, 1999 compared to $360,000 (.17% of loans outstanding) at year end 1998. Most of the increase was in the commercial real estate category with one well secured loan accounting for $405,000 of the total. The loan loss provision was $585,000 for the year ended December 31, 1998 compared to $352,000 for 1997. The provision was increased to provide for continued loan growth and in response to higher net charge-offs, which were $470,000 for 1998. One loan accounted for $343,000 (73.0%) of the net charge-offs. Total non-accrual loans and loans past due 90 days or more increased to $360,000 (.17% of loans outstanding) at December 31, 1998 compared to $205,000 (.11% of loans outstanding) at year end 1997.

Management evaluates the sufficiency of the Bank's allowance for loan losses on a quarterly basis and the result of that analysis dictates the level of the provision for loan losses recorded as expense. Management's analysis includes the review of specific credits, which are selected based on identified weaknesses in the performance of the credit or concern about collateral valuation. Portions of the allowance for loan losses are allocated to those loans, based upon historical loss experience and management's expectations about economic trends and conditions affecting the Bank's customers. Based upon their quarterly analysis of the loan portfolio, management is satisfied that the allowance for loan losses is adequate at December 31, 1999.

NONINTEREST INCOME

Total noninterest income increased slightly in 1999, by $33,000 (1.4%) to $2,335,000 for 1999, compared to $2,302,000 for 1998. Service charges on deposits increased $271,000 (26.1%) to $1,309,000 for 1999, compared to $1,038,000 for 1998. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Increases in service charges on deposits and other noninterest income were offset by a decrease in gains on the sale of loans in the secondary market. Interest rate increases slowed mortgage refinancing activity and adversely affected gains on sales of real estate loans in the secondary market. These gains decreased $317,000 (45.5%) to $379,000 in 1999, compared to $696,000 for
1998. This income results from the sale, service released, of fixed rate residential real estate mortgage loans.

Other fees increased $79,000 (13.9%) to $647,000 for 1999, compared to $568,000 for 1998. Increases in debit card interchange fees and ATM surcharge fees accounted for $107,000 of the increase partially offset by a $66,000 decrease in fees from the sale of SBA loans.

Total noninterest income increased $989,000 (75.3%) to $2,302,000 for 1998, compared to $1,313,000 for 1997. Service charges on deposits increased $350,000 (50.9%) to $1,038,000 for 1998, compared to $688,000 for 1997. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Low interest rates and a strong local economy resulted in a large increase in gains on the sale of real estate loans in the secondary market. These gains increased $481,000 (223.7%) to $696,000 in 1998, compared to $215,000 for 1997. Other fees increased $158,000 (38.5%) to $568,000 for 1998, compared to $410,000 for 1997. Increases in debit card fees and ATM surcharge fees accounted for $107,000 of the increase, partially offset by a $66,000 decrease in fees from the sale of SBA loans.

NONINTEREST EXPENSE

Noninterest expense increased $1,090,000 (17.9%) to $7,185,000 for 1999, compared to $6,095,000 in 1998. Occupancy and equipment expense, driven by additional locations and technology investments, increased $253,000 (19.7%) to $1,536,000 for 1999, compared to $1,283,000 in 1998. Higher rental expense associated with one new branch opening in the third quarter and rental increases at existing branch locations accounted for $44,000 (17.4%) of the increase. Depreciation expenses, both leasehold and bank building, associated with the new branch locations accounted for $42,000 (16.6%) of the increase. The Bank continued to upgrade and replace personal computers and software, which resulted in higher equipment depreciation expense which generated $57,000 (22.5%) of the increase. Salary and benefit expense for 1999 was $3,348,000 compared to $2,919,000 for 1998, an increase of $429,000 (14.7%). Staffing expenses associated with the opening of one new branch and annual merit increases accounted for most of the increase. Other operating expenses increased $265,000 (21.5%) to $1,497,000 for 1999, compared to $1,232,000 for 1998. ATM expenses accounted for $87,000 (32.8%) of the increase resulting from the expansion of the ATM network. Stationary printing and supply expenses accounted for $32,000 (12.1%) of the increase due to increased volume. Advertising expenses increased $101,000 (44.1%) to $330,000 for 1999 compared to $229,000 for 1998.

Noninterest expense increased $717,000 (13.3%) to $6,095,000 for 1998, compared to $5,378,000 in 1997. The year-to-year growth in noninterest expense decreased to 13.3% for 1998 (versus 1997) compared to 19.2% for 1997 (versus 1996).
Occupancy and equipment expense, driven by additional locations and technology investments, increased $223,000 (21.0%) to $1,283,000 for 1998, compared to $1,060,000 in 1997. Higher rental expense associated with one new branch opening and a branch relocation in the fourth quarter of 1997 generated $90,000 (40.4%) of the increase The Bank continued to upgrade and replace personal computers and software which resulted in higher equipment depreciation expense which generated $54,000 (24.2%) of the increase. Salary and benefit expense for 1998 was $2,919,000 compared to $2,702,000 for 1997, an increase of $217,000 (8.0%).
Staffing expenses associated with the opening of one new branch and annual merit increases accounted for most of the increase. Other operating expenses increased $180,000 (17.1%) to $1,232,000 for 1998, compared to $1,052,000 for 1997.

TAX EXPENSE
Federal income tax expense decreased $192,000 (9.8%) to $1,755,000 for 1999 compared to $1,947,000 for 1998, due primarily to a tax credit of $287,000 for the restoration of a historic building for a branch site in the inner city. This is a non-recurring credit, without which, tax expense would have increased to $2,042,000 for 1999. Ignoring the credit, the effective tax rate for 1999 was 31.6%. Federal income tax expense increased $452,000 in 1998 compared to 1997 due primarily to higher levels of income before tax. Increased investments in tax favored instruments resulted in a slight decline, to 32.4% in 1998 from 33.1% in 1997, in the effective tax rate.

ASSET/LIABILITY MANAGEMENT  AND MARKET RISK
Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk and commodity price risk. The Bank does not maintain a trading account for any class of financial instrument and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. The Bank's market risk is composed primarily of interest rate risk.

BKFC engages in a formal process of measuring and defining the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and /or a decline in fair market values. Interest rate risk results from the fact the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate "gap" measurement. The gap is the difference, in dollars, between the amount of interest-earnings assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates.

At December 31, 1999, BKFC's twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $57,876,000 (18.0% of interest earning assets). At December 31, 1998 the one year interest rate gap was negative $55,678,000 (21.4%). An assumption contributing to this result is that all interest-bearing demand and savings accounts can change immediately if market rates change. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts. BKFC's asset/liability management policy establishes guidelines governing the amount of interest rate risk the Corporation wishes to assume, and management continually monitors BKFC's gap position and other key indicators.

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 1999 (dollars in thousands) and shows the contractually projected maturities, and related average interest rates, for each of the next five years and thereafter:


Maturing in:                       2000      2001        2002        2003      2004     Thereafter     Total     Fair Value
Assets
     Federal funds sold         $ 3,557                                                             $   3,557      $ 3,557
     Average interest rate         5.50%

     Fixed rate securities      $ 6,574    $ 16,540    $ 9,435    $ 9,365    $ 7,250    $  1,398     $ 50,562     $ 50,068
     Average interest rate         5.27%       5.44%      5.12%      5.18%      5.60%       7.00%

     FHLB stock                   2,173                                                                 2,173        2,173
     Average interest rate         7.25%

     Fixed rate loans            14,226      6,122       5,437      2,672      2,672       1,073       32,202       31,998
     Average interest rate         7.76%      8.72%       8.57%      8.36%      8.36%       8.64%

     Variable rate loans        122,793     29,696      43,103      1,477      1,477      13,403      211,949      210,791
     Average interest rate         8.91%      7.93%       8.45%      7.94%      7.94%       8.84%

Liabilities
     Savings, NOW, MMA          121,794                                                               121,794      121,794
     Average interest rate         4.19%

     CD's                        70,591     23,349       5,900        667        352         387      101,246      101,415
     Average interest rate         5.38%      5.81%       6.10%      5.67%      6.02%       6.02%

     Borrowings                  18.695                                                                18,695       18,695
     Average interest rate         4.98%


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. During 1999, BKFC funded its loan growth with deposits and short-term borrowings. At December 31, 1999, BKFC's customers have available $60,269,000 in unused lines and letters of credit, and BKFC has further extended loan commitments totaling $4,400,000. Historically many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, BKFC has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, BKFC has $23,832,000 of securities designated as available-for-sale and an additional $3,461,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC's liquidity is sufficient at December 31, 1999 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 1999 BKFC paid a cash dividend of $.04 per share totaling $211,000.

The FDIC has issued regulations that relate a bank's deposit insurance assessment and certain aspects of its operations to specified capital levels. A "well-capitalized" bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. At December 31, 1999 BKFC's leverage and total risk-based capital ratios, which are substantially the same as the Bank's, were 9.2% and 11.2%, respectively, which exceed the well-capitalized threshold.

NEW ACCOUNTING PRONOUNCEMENTS

The Financial Accounting Standards Board (FASB) issues Financial Accounting Standards (FAS) that affect the Company.

FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities"

Effective January 1, 2001, FAS 133 will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Upon adoption of this Standard, entities may redesignate securities as either available-for-sale or held-to-maturity. Management does not expect adoption of this Standard to have a material effect but the effect will depend upon derivative holdings upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                     [INCORPORATED BY REFERENCE TO ITEM 7.]


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                               Florence, Kentucky

                              FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997





                                    CONTENTS





REPORT OF INDEPENDENT AUDITORS............................................1


CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS...........................................2

    CONSOLIDATED STATEMENTS OF INCOME.....................................3

    CONSOLIDATED STATEMENTS OF CHANGES IN
      SHAREHOLDERS' EQUITY................................................4

    CONSOLIDATED STATEMENTS OF CASH FLOWS.................................5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS............................6

                         REPORT OF INDEPENDENT AUDITORS




Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Florence, Kentucky


We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 1999 and 1998 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.



                                                  Crowe, Chizek and Company LLP


Indianapolis, Indiana
January 26, 2000

--------------------------------------------------------------------------------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

---------------------------------------------------------------------------------------------
                                                                     1999             1998
                                                                     ----             ----
ASSETS
     Cash and due from banks                                    $     15,127     $     13,229
     Federal funds sold                                                3,557            4,354
                                                                ------------     ------------
         Total cash and cash equivalents                              18,684           17,583
     Interest-bearing deposits with banks                              1,000              422
     Available-for-sale securities                                    23,832           18,028
     Held-to-maturity securities
       (Fair value of $26,236 and $30,389)                            26,730           30,297
     Loans, net of allowance ($2,643 and $2,193)                     241,483          205,642
     Premises and equipment - net                                      4,466            3,756
     Federal Home Loan Bank stock, at cost                             2,173            2,026
     Accrued interest receivable and other assets                      4,042            3,013
                                                                ------------     ------------

                                                                $    322,410     $    280,767
                                                                ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non interest-bearing deposits                          $     49,678     $     39,916
         Interest-bearing deposits                                   223,040          203,942
                                                                ------------     ------------
              Total deposits                                         272,718          243,858
     Short-term borrowings                                            18,695           10,398
     Notes payable                                                       503              526
     Accrued expenses and other liabilities                            1,572            1,537
                                                                ------------     ------------
                                                                     293,488          256,319

Shareholders' equity
     Common stock, no par value, 15,000,000 shares  authorized,
       5,288,586 (1999) and 3,515,934 (1998) shares issued             3,098            2,972
     Additional paid-in capital                                        7,785            7,674
     Retained earnings                                                18,277           13,774
     Accumulated other comprehensive income (loss)                      (238)              28
                                                                ------------     ------------
                                                                      28,922           24,448
                                                                ------------     ------------

                                                                $    322,410     $    280,767
                                                                ============     ============

---------------------------------------------------------------------------------------------

                            See Accompanying notes.

                  THE BANK OF KENTUCKY FINANCIAL CORPORAWTION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

                                                                          1999             1998            1997
                                                                          ----             ----            ----
Interest income
     Loans, including related fees                                    $     19,675    $     17,864     $     15,329
     Securities
         Taxable                                                             2,054           1,730            1,660
         Tax exempt                                                            441             225               83
     Other                                                                     258             484              175
                                                                      ------------    ------------     ------------
                                                                            22,428          20,303           17,247
Interest expense
     Deposits                                                                9,684           9,283            7,656
     Borrowings                                                                806             629              662
                                                                      ------------    ------------     ------------
                                                                            10,490           9,912            8,318
                                                                      ------------    ------------     ------------

NET INTEREST INCOME                                                         11,938          10,391            8,929

Provision for loan losses                                                      619             585              352
                                                                      ------------    ------------     ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         11,319           9,806            8,577

Noninterest income
     Service charges and fees                                                1,309           1,038              688
     Gain on sale of real estate loans                                         379             696              215
     Other                                                                     647             568              410
                                                                      ------------    ------------     ------------
                                                                             2,335           2,302            1,313
Noninterest expense
     Salaries and employee benefits                                          3,348           2,919            2,702
     Occupancy and equipment                                                 1,536           1,283            1,060
     Data processing                                                           474             432              385
     Advertising                                                               330             229              179
     Other                                                                   1,497           1,232            1,052
                                                                      ------------    ------------     ------------
                                                                             7,185           6,095            5,378
                                                                      ------------    ------------     ------------

INCOME BEFORE INCOME TAXES                                                   6,469           6,013            4,512

Federal income taxes                                                         1,755           1,947            1,495
                                                                      ------------    ------------     ------------

NET INCOME                                                            $      4,714    $      4,066     $      3,017
                                                                      ============    ============     ============

Per share data
     Earnings per share                                               $        .89    $        .77     $        .57
                                                                      ============    ============     ============
     Earnings per share, assuming dilution                            $        .89    $        .77     $        .57
                                                                      ============    ============     ============

-------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

                                                                                                    Additional
                                                                                     Common          Paid-in            Retained
                                                                     Shares          Stock           Capital            Earnings
                                                                     ------          -------        -----------         ---------
BALANCE JANUARY 1, 1997                                             583,489     $      2,917       $      7,478        $    7,012

Comprehensive income
     Net income                                                                            -                  -             3,017
     Change in net unrealized gain (loss), net of tax                                      -                  -                  -

         Total comprehensive income                                                        -                  -                  -
Cash dividends - $.028 per share                                                           -                  -               (146)
Stock split                                                       1,166,978                -                  -                  -
Exercise of stock options                                             3,000               15                 45                  -
                                                               ------------     ------------       ------------       ------------

BALANCE DECEMBER 31, 1997                                         1,753,467            2,932              7,523              9,883

Comprehensive income
     Net income                                                                            -                  -              4,066
     Change in net unrealized gain (loss), net of tax                                      -                  -                  -

         Total comprehensive income                                                        -                  -                  -
Cash dividends - $.033 per share                                                           -                  -               (175)
Stock split                                                       1,753,467                -                  -                  -
Exercise of stock options                                             9,000               40                151                  -
                                                               ------------     ------------       ------------       ------------

BALANCE DECEMBER 31, 1998                                         3,515,934            2,972              7,674             13,774

Comprehensive income
     Net income                                                                            -                  -              4,714
     Change in net unrealized gain (loss), net of tax                                      -                  -                  -

         Total comprehensive income                                                        -                  -
Cash dividends - $.04 per share                                                            -                  -               (211)
Stock split                                                       1,757,967                -                  -                  -
Exercise of stock options                                            14,685              126                111                  -
                                                               ------------     ------------       ------------       ------------

BALANCE DECEMBER 31, 1999                                         5,288,586     $      3,098       $      7,785       $     18,277
                                                               ============     ============       ============       ============

-------------------------------------------------------------------------------



-------------------------------------------------------------------------------
                                                                     Accumulated
                                                                         Other
                                                                     Comprehensive
                                                                     Income (loss)          Total
                                                                     --------------         -----
BALANCE JANUARY 1, 1997                                             $        (22)      $     17,385

Comprehensive income
     Net income                                                               -               3,017
     Change in net unrealized gain (loss), net of tax                         11                 11
                                                                                       ------------
         Total comprehensive income                                            -              3,028
Cash dividends - $.028 per share                                               -               (146)
Stock split                                                                    -                  -
Exercise of stock options                                                      -                 60
                                                                    ------------       ------------

BALANCE DECEMBER 31, 1997                                                    (11)            20,327

Comprehensive income
     Net income                                                                -              4,066
     Change in net unrealized gain (loss), net of tax                         39                 39
                                                                                        -----------
         Total comprehensive income                                            -              4,105
Cash dividends - $.033 per share                                               -               (175)
Stock split                                                                    -                  -
Exercise of stock options                                                      -                191
                                                                    ------------       ------------

BALANCE DECEMBER 31, 1998                                                     28             24,448

Comprehensive income
     Net income                                                                -              4,714
     Change in net unrealized gain (loss), net of tax                       (266)              (266)
                                                                                       -------------
         Total comprehensive income                                            -              4,448
Cash dividends - $.04 per share                                                -               (211)
Stock split                                                                    -                  -
Exercise of stock options                                                      -                237
                                                                    ------------       ------------

BALANCE DECEMBER 31, 1999                                            $      (238)      $     28,922
                                                                    =============      ============

-------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1999, 1998 and 1997
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                                             1999           1998            1997
                                                                             ----           ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $       4,714    $     4,066     $     3,017
    Adjustments to reconcile net income to net
      cash from operating activities
       Depreciation                                                              496            399             323
       Net accretion on securities                                                (2)           (96)            (48)
       Provision for loan losses                                                 619            585             352
       Federal Home Loan Bank stock dividend                                    (147)          (139)            (92)
       Change in assets and liabilities
          Accrued interest receivable and other assets                          (815)          (239)           (716)
          Accrued expenses and other liabilities                                  35             28             277
                                                                       -------------    -----------     -----------
              Net cash from operating activities                               4,900          4,604           3,113

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest-bearing deposits with banks                          (578)           138             125
    Proceeds from maturities and principal reductions of
      held-to-maturity securities                                              9,252         19,873          16,725
    Purchase of held-to-maturity securities                                   (5,685)       (25,816)        (24,121)
    Proceeds from maturities of available-for-sale securities                  6,625          9,513           8,726
    Purchase of available-for-sale securities                                (12,830)       (19,168)         (5,493)
    Loans made to customers, net of principal collections thereon            (36,460)       (26,811)        (27,472)
    Property and equipment expenditures, net                                  (1,206)          (635)         (1,149)
    Purchase of Federal Home Loan Bank stock                                       -              -          (1,166)
                                                                       -------------    -----------     -----------
       Net cash from investing activities                                    (40,882)       (42,906)        (33,825)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                                    28,860         44,651          27,544
    Net change in short-term borrowings                                        8,297          1,142           2,638
    Payments on notes payable                                                    (23)           (24)            (16)
    Dividends paid on common stock                                              (211)          (175)           (146)
    Proceeds from exercise of stock options                                      160            166              55
                                                                       -------------    -----------     -----------
       Net cash from financing activities                                     37,083         45,760          30,075
                                                                       -------------    -----------     -----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        1,101          7,458            (637)

Cash and cash equivalents at beginning of year                                17,583         10,125          10,762
                                                                       -------------    -----------     -----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $      18,684    $    17,583          10,125
                                                                       =============    ===========     ===========

Cash paid for interest                                                 $      10,501    $     9,945     $     8,127

Cash paid for income taxes                                                     1,798          2,210           1,489

Capital lease obligation                                                           -              -             350

-------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

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

Interest income is reported on the interest method and include amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

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


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

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

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

LONG-TERM ASSETS: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

SHARE DATA: Earnings, dividends and stock option related per share data are restated for the effect of stock splits and dividends.

INDUSTRY SEGMENT: Internal financial information is reported and aggregated in one line of business, banking.

NEW ACCOUNTING PRONOUNCEMENTS: Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedges item, even if the fair value of the hedged item is not otherwise recorded. This is not expected to have a material effect but the effect will depend on derivative holdings when this standard applies.

NOTE 2 - SECURITIES

Securities at year-end are as follows:

                                                                         Gross             Gross
Available-for-Sale                                      Amortized     Unrealized        Unrealized         Fair
------------------                                        Cost           Gains            Losses           Value
                                                          ----           -----            ------           -----
1999
----
Obligations of the U.S. Treasury and
  government agencies                                $     24,192     $          -    $       (360)    $     23,832
                                                     ============     ============    ============     ============

1998
----
Obligations of the U.S. Treasury and
  government agencies                                $     17,985     $         55    $        (12)    $     18,028
                                                     ============     ============    ============     ============

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)


                                                                         Gross             Gross
Held-to-Maturity                                        Amortized     Unrealized        Unrealized         Fair
----------------                                          Cost           Gains            Losses           Value
                                                          ----           -----            ------           -----
1999
----
     Obligations of the U.S. Treasury and
       government agencies                           $     14,968     $          -    $       (314)    $     14,654
     Municipal and other obligations                       11,762                4            (184)          11,582
                                                     ------------     ------------    ------------     ------------

                                                     $     26,730     $          4    $       (498)    $     26,236
                                                     ============     ============    ============     ============
1998
----
     Obligations of the U.S. Treasury and
       government agencies                           $     21,009     $         37    $        (44)    $     21,002
     Municipal and other obligations                        9,288              103              (4)           9,387
                                                     ------------     ------------    ------------     ------------

                                                     $     30,297     $        140    $        (48)    $     30,389
                                                     ============     ============    ============     ============

The amortized cost and fair value of securities at December 31, 1999 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                          Available-for-Sale                Held-to-Maturity
                                                          ------------------                ----------------
                                                        Amortized         Fair           Amortized         Fair
                                                          Cost            Value            Cost            Value
                                                          ----            -----            ----            -----
Due in one year or less                              $      3,136     $      3,113    $      3,461     $      3,434
Due after one year through five years                      19,656           19,321          23,269           22,802
Due after five years through ten years                      1,400            1,398               -                -
                                                     ------------     ------------    ------------     ------------

                                                     $     24,192     $     23,832    $     26,730     $     26,236
                                                     ============     ============    ============     ============

There were no sales of securities in 1999, 1998 or 1997.

At December 31, 1999 and 1998, securities with a carrying value of $49,417 and $42,498 were pledged to secure public deposits and repurchase agreements.

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 3 - LOANS

Year-end loans are as follows:

                                                       1999            1998
                                                       ----            ----

     Commercial                                  $     62,320    $     57,877
     Residential real estate                           65,248          52,692
     Nonresidential real estate                        82,698          66,449
     Construction                                      18,938          18,634
     Consumer                                          10,706           9,172
     Municipal obligations                              4,568           3,346
                                                 ------------    ------------
         Gross loans                                  244,478         208,170
     Less:    Deferred loan origination fees             (352)           (335)
              Allowance for loan losses                (2,643)         (2,193)
                                                 ------------    ------------

         Net loans                               $    241,483    $    205,642
                                                 ============    ============


Certain of the Company's directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

     Balance as of January 1, 1999                       $      9,725
     New loans and advances on lines of credit                  5,900
     Loan reductions                                           (3,173)
                                                         ------------

     Balance as of December 31, 1999                     $     12,452
                                                         ============



NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                                                      1999            1998             1997
                                                                      ----            ----             ----
     Beginning balance                                          $       2,193     $      2,078    $      1,752
     Provision charged to operations                                      619              585             352
     Loans charged off                                                   (203)            (497)            (42)
     Recoveries                                                            34               27              16
                                                                -------------     ------------    ------------

     Ending balance                                             $       2,643     $      2,193    $      2,078
                                                                =============     ============    ============

     Nonaccrual loans at year end                               $           -     $        170    $         82
     Loans past due over 90 days, still accruing at
       year end                                                           971              190             123
     Average impaired loans during the year                               309               58               -
     Interest income recognized during impairment                          15                -               -
     Interest income received during impairment                             -                -               -
     Loans designated as impaired at year end                             786                -               -
     Allowance allocated to impaired loans at year end                    317                -               -

------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

                                                   1999             1998
                                                   ----             ----

     Land and improvements                     $        921    $        921
     Leasehold improvements                           1,020             824
     Buildings                                        2,206           1,665
     Furniture, fixtures and equipment                2,439           2,018
                                               ------------    ------------
         Total                                        6,586           5,428
     Accumulated depreciation                        (2,120)         (1,672)
                                               ------------    ------------

         Net premises and equipment            $      4,466    $      3,756
                                               ============    ============


NOTE 6 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $38,048 and $41,987 at December 31, 1999 and 1998. Interest expense on such deposits was $2,004, $2,653 and $2,316 for 1999, 1998 and 1997.

Scheduled maturities of time deposits are as follows:

            2000                              $     70,591
            2001                                    23,349
            2002                                     5,900
            2003                                       667
            2004                                       352
            Thereafter                                 387
                                              ------------

                                              $    101,246
                                              ============

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of daily federal funds purchased and retail repurchase agreements of $6,100 and $0, and $12,595 and $10,398 at year end 1999 and 1998, respectively. Repurchase agreements outstanding at year-end 1999 had remaining maturities ranging from one day up to one year.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 7 - SHORT-TERM BORROWINGS (Continued)

Information regarding repurchase agreements for the years ended December 31, 1999 and 1998 is presented below:


                                                        1999        1998
                                                        ----        ----

     Average balance during the year                $  11,508     $  7,462

     Maximum month end balance during the year         12,595       11,323

     Average rate paid during the year                   4.94%        5.49%


NOTE 8 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $191, $188 and $166 for the years ended December 31, 1999, 1998 and 1997.

Options to buy stock are granted to directors, officers and employees under the Company's stock option and incentive plan which provide for the issuance of up to 720,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

A summary of the Company's stock option activity, and related per share information follows. All data is restated for stock splits.

                                                                    1999                     1998                    1997
                                                                    ----                     ----                    ----
                                                                        Weighted-                Weighted                Weighted
                                                                        Average                  Average                 Average
                                                                        Exercise                 Exercise                Exercise
                                                           Options      Price         Options    Price         Options   Price
                                                           -------      ---------     -------    --------      -------   ---------
Outstanding beginning of year                               63,000    $    8.59         9,000                            $
Granted                                                     66,000        21.62        67,500      9.56         18,000       6.08
Exercised                                                  (14,685)       10.88       (13,500)    12.31         (9,000)      6.08
Forfeited                                                       --           --            --        --             --         --
                                                         ---------    ---------       -------    ------         ------   --------
Outstanding at end of year                                 114,315    $   15.82        63,000      8.59          9,000   $   6.08
                                                         =========    =========       =======    ======         ======   ========

Exercisable at end of year                                  41,415    $   16.57        22,500   $  9.33          9,000   $   6.08
                                                         =========    =========       =======    ======         ======   ========

Weighted average contractual remaining life              8.7 years                  7.4 years                4.5 years

Weighted average fair value of options granted
  during the year                                       $     5.05                 $     3.83               $      .57

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

Had compensation cost for stock options been recorded using the fair value method, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                        1999            1998           1997
                                                        ----            ----           ----
     Pro forma net income                            $   4,595       $  3,942       $  3,010
     Pro forma earnings per share                         0.87            .75            .57
     Pro forma diluted earnings per share                 0.86            .75            .57


The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No assumption is made for expected stock price volatility when a stock is not actively traded. With volatility excluded, the option pricing model produces the option's minimum value.


                                                 1999              1998             1997
                                                 ----              ----             ----
     Risk-free interest rate                      5.30%             5.55%            5.50%
     Expected option life                     5.7 years         5.6 years          2 years
     Expected stock price volatility                  -                 -                -
     Dividend yield                                .19%              .33%             .50%


Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 1999, 1998 and 1997, proceeds from the exercise of stock options totaled $237, $191 and $60. The tax benefit recognized was $77, $25 and $5, respectively.

NOTE 9 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:


                                        1999            1998          1997
                                        ----            ----          ----
     Income tax/(benefit)
         Currently payable           $    1,872     $    2,009    $    1,547
         Deferred                          (117)           (62)          (52)
                                     ----------     ----------    ----------

                                     $    1,755     $    1,947    $    1,495
                                     ==========     ==========    ==========

-------------------------------------------------------------------------------
                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 9 - FEDERAL INCOME TAXES (Continued)

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:


                                                                       1999            1998            1997
                                                                       ----            ----            ----
     Statutory rate applied to income                            $      2,200     $      2,044    $      1,534
       before income taxes
     Tax exempt income                                                   (174)            (108)            (51)
     Rehabilitation credit                                               (287)               -               -
     Other                                                                 16               11              12
                                                                 ------------     ------------    ------------

                                                                 $      1,755     $      1,947    $      1,495
                                                                 ============     ============    ============

Year-end deferred tax assets and liabilities were due to the following factors:

                                                                                      1999             1998
                                                                                      ----             ----
     Deferred tax assets from:
         Loan loss provisions                                                     $        826    $        683
         Deferred loan fees                                                                 38              47
         Depreciation                                                                        7               -
         Net unrealized loss on available-for-sale securities                              122               -
         Other                                                                               9               1
                                                                                  ------------    ------------
                                                                                         1,002             731
     Deferred tax liabilities for:
         Net unrealized gain on available-for-sale securities                                -             (14)
         Depreciation                                                                        -             (19)
         FHLB stock dividends                                                             (165)           (115)
         Other                                                                             (26)            (25)
                                                                                  ------------    ------------
                                                                                          (191)           (173)
     Valuation allowance for deferred tax assets                                             -               -
                                                                                  ------------    ------------

         Net deferred tax asset                                                   $        811    $        558
                                                                                  ============    ============


-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 10 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period, which were 5,281,837 for 1999, 5,266,269 for 1998 and 5,252,481 for 1997. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year's average price. For 1999, 1998 and 1997 this would result in there being an additional 41,519, 4,833 and 1,272 shares outstanding.

NOTE 11 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. A majority of these leases are with members of the Bank's Board of Directors or companies they control. Expense for leased premises was $530, $486 and $396 for 1999, 1998 and 1997. Minimum lease payments, excluding the capital lease obligation, at December 31, 1999 for all non-cancelable leases are as follows:

                    2000                                 $        645
                    2001                                          644
                    2002                                          629
                    2003                                          637
                    2004                                          647
                    Thereafter                                  3,403
                                                         ------------

                    Total minimum lease payments         $      6,605
                                                         ============

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

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)


Financial instruments with off-balance-sheet risk were as follows at year end.

                                                              1999                            1998
                                                              ----                            ----
                                                      Fixed          Variable         Fixed          Variable
                                                      Rate             Rate           Rate             Rate
                                                      -----          --------         -----          --------
     Commitments to make loans
       (at market rates)                         $       -         $  4,400          $    -         $    525
     Unused lines of credit and
       letters of credit                                 -           60,269               -           52,130

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

At December 31, 1999, the Bank was required to have $7,675 on deposit with the Federal Reserve or as cash on hand as reserve.

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
          EARNINGS

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements. At December 31, 1999 and 1998, the Bank's capital levels result in it being designated "well capitalized" under these guidelines.

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
  EARNINGS (continued)

The Bank's capital amounts and ratios, which are substantially the same as the consolidated amounts, at December 31, 1999 and 1998 are presented below:

                                                                                              Minimum Needed
                                                                                                To Be Well
                                                              Minimum Needed                    Capitalized
                                                                For Capital                    Under Prompt
                                                                 Adequacy                    Corrective Action
                                Actual                          Purposes                        Provisions
                                ------                          --------                        ----------
                          Amount        Ratio              Amount        Ratio              Amount        Ratio
                          ------        -----              ------        -----              ------        -----
Total capital
  (to Risk
  Weighted
  Assets)  1999        $  31,526        11.22%       $    22,480         8.0%          $    28,100        10.0%
           1998           26,361        12.81             16,455         8.0                20,568        10.0

Tier I Capital
  (to Risk
  Weighted
  Assets)  1999           28,883        10.28             11,240         4.0                16,860         6.0
           1998           24,158        11.75              8,227         4.0                12,341         6.0

Tier 1 Capital
  (to Average
  Assets)  1999           28,883         9.15             12,629         4.0                15,786         5.0
           1998           24,158         8.64             11,181         4.0                13,977         5.0

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments are as follows at December 31:

                                                                  1999                            1998
                                                                  ----                            ----
                                                        Carrying          Fair           Carrying          Fair
                                                          Value           Value            Value           Value
                                                          -----           -----            -----           -----
Financial assets
     Cash, cash equivalents, and
       deposits with banks                           $     19,684     $     19,684    $     18,005     $     18,005
     Available-for-sale securities                         23,832           23,832          18,028           18,028
     Held-to-maturity securities                           26,730           26,236          30,297           30,384
     Federal Home Loan Bank stock                           2,173            2,173           2,026            2,026
     Loans (net)                                          241,483          240,121         205,642          206,200
     Accrued interest receivable                            1,796            1,796           1,606            1,606

Financial liabilities
     Deposits                                            (272,718)        (272,887)       (243,858)        (244,762)
     Short-term borrowings                                (18,695)         (18,695)        (10,398)         (10,398)
     Notes payable                                           (503)            (503)           (526)            (526)
     Accrued interest payable                                (986)            (986)           (997)            (997)

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

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 1999 and 1998


                                               1999            1998
                                               ----            ----
ASSETS
     Cash                                   $    259         $    190
     Investment in subsidiary                 28,645           24,186
     Other assets                                 18               72
                                            --------         --------

                                            $ 28,922         $ 24,448
                                            ========         ========


SHAREHOLDERS' EQUITY                        $ 28,922         $ 24,448
                                            ========         ========


                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 1999 and 1998


                                                          1999             1998            1997
                                                          ----             ----            ----
Dividends from subsidiary                             $         50    $          -     $          -
Operating expenses                                             (92)            (66)             (32)
Tax benefit                                                     31              22                -
                                                      ------------    ------------     ------------

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME
  OF THE BANK                                                  (11)            (44)             (32)
Equity in undistributed income of the Bank                   4,725           4,110            3,049
                                                      ------------    ------------     ------------


NET INCOME                                            $      4,714    $      4,066     $      3,017
                                                      ============    ============     ============


-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 1999, 1998 and 1997
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                     Years ended December 31, 1999 and 1998

                                                                          1999             1998            1997
                                                                          ----             ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                       $      4,714      $    4,066       $    3,017
     Adjustments to reconcile net income to
       net cash from operating activities
         Equity in undistributed income of the Bank                         (4,725)         (4,110)          (3,049)
         Change in other assets and other liabilities                          131             (17)             (10)
                                                                      ------------      ----------       ----------
              Net cash from operating activities                               120             (61)             (42)


CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                                           (211)           (175)            (146)
     Exercise of stock options                                                 160             166               55
                                                                      ------------      ----------       ----------
         Net cash from financing activities                                    (51)             (9)             (91)
                                                                      ------------      ----------       ----------

Net change in cash                                                              69             (70)            (133)

Cash at beginning of year                                                      190             260              393
                                                                      ------------      ----------       ----------

CASH AT END OF YEAR                                                   $        259      $      190       $      260
                                                                      ============      ==========       ==========

NOTE 15 - PENDING ACQUISITION

On December 21, 1999, the Company entered into an Agreement and Plan of Reorganization with the Fort Thomas Financial Corporation ("FTFC") and its subsidiary, Fort Thomas Savings Bank, FSB, ("FSB"). The Agreement provides for the merger of FTFC with and into the Company and the subsequent merger of FSB with and into the Bank. The Agreement provides for each of the outstanding shares of FTFC to be exchanged for .5645 shares of the Company. At December 31, 1999, FTFC had total assets of $99,678, total loans of $88,345, total deposits of $67,324 and total equity of $13,966. The combination is expected to be accounted for as a pooling of interests. Consummation of the merger is subject to a number of conditions, including, but not limited to, the approval of the appropriate regulatory agencies and the approval of the requisite number of shareholders of FTFC and FSB. The Agreement may be terminated by the Board of Directors of either party in the event that certain representations or warranties made by the parties in the Agreement are not true in any material respect or in the event certain conditions contained in the Agreement are not fulfilled, including the failure of the merger to be consummated on or before September 30, 2000.

-------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None


                                    PART III

ITEM 10. DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS

ELECTION OF DIRECTORS

         The Amended Articles of Incorporation and By-Laws of BKFC provide for a Board of Directors consisting of not less than nine directors and not more than fifteen directors, divided into three classes. The Board of Directors of BKFC currently consists of eleven directors. The four directors whose terms expire in 2000 have been nominated for reelection as directors of BKFC. Each of such four directors will be elected for a three-year term. In accordance with BKFC's By-Laws, any vacancy on the Board of Directors may be filled by the Board of Directors for the remainder of the full term of the directorship. Each of the directors of BKFC is also a director of The Bank of Kentucky, Inc. (the "Bank"), BKFC's only subsidiary.

         The entire Board of Directors of BKFC acts as a Nominating Committee for selecting nominees for election as directors. In accordance with Section 3.3 of the By-Laws of BKFC, nominees for election as directors may be proposed only by the directors or by a stockholder entitled to vote for directors if such stockholder has submitted a written nomination to the Secretary of BKFC by the later of the November 30th immediately preceding the annual meeting of stockholders or the sixtieth day before the first anniversary of the most recent annual meeting of stockholders held for the election of directors (unless the annual meeting is not held on or before the thirty-first day following such anniversary, in which case such written notice must be submitted no later than the close of business on the seventh day following the day on which the notice of the annual meeting is mailed to stockholders). Each such written nomination must state the name, age, business or residence address of the nominee, the principal occupation or employment of the nominee, the number of Shares owned either beneficially or of record by each such nominee and the length of time such Shares have been so owned.

         If any nominee is unable to stand for election, the Proxies will be voted for such substitute as the Board of Directors recommends. As of the date of mailing this Proxy Statement, the Board of Directors knows of no reason why any nominee would be unable to serve if elected. Stockholders may cumulate votes in the election of directors.

         The Board of Directors proposes the reelection of the following directors for terms expiring in 2003:

                                                            Director of    Director of the
  Name                      Age       Position(s) Held     BKFC Since(1)     Bank Since
  ----                      ---       ----------------     -------------     ----------
  Harry J. Humpert           74           Director              1995            1995
  Robert B. Sathe            53           Director              1994            1990
  Herbert H. Works           71           Director              1994            1992
  Robert W. Zapp             48      President, CEO and         1994            1990
                                          Director

---------------------

(1) BKFC acquired the Bank in 1995. BKFC acquired Burnett Federal Savings Bank ("Burnett") and caused it to be merged into the Bank in 1995.

         The following directors will continue to serve after the Annual Meeting for the terms indicated:


                                                               Term      Director of     Director of the
  Name                       Age       Position(s) Held       Expires   BKFC Since(1)      Bank Since
  ----                       ---       ----------------       -------   ----------         ----------
  Rodney S. Cain              61    Secretary and Director     2001          1994             1990
  Ruth Seligman-Doering       59           Director            2001          1994             1990
  R. C. Durr                  80     Chairman and Director     2001          1994             1990
  David E. Meyer              65            Director           2002          1994             1991
  John E. Miracle             57            Director           2002          1994             1991
  Mary Sue Rudicill           56            Director           2002          1994             1991
  William E. Snyder           53            Director           2002          1995             1995

---------------------

(1)  BKFC acquired the Bank in 1995.


         Harry J. Humpert is the President of Humpert Enterprises, Inc., a company which operates Klingenberg's Hardware and Paint in Covington, Kentucky. Mr. Humpert became Chairman of the Board of Directors of Burnett in 1990.

         Robert B. Sathe has been a Regional Vice-President of CIGNA Financial Advisors, Inc., for the last eighteen years.

         Herbert H. Works has been the President of Boone-Kenton Lumber for 24 years. Mr. Works served on the Board of Directors of Fifth Third Bank of Boone County from 1980 until 1991, when he resigned in order to serve as a director of the Bank.

         Robert W. Zapp was the Executive Vice President and the Senior Loan Officer of Fifth Third Bank of Boone County from January 1982 until June 1988. From June 1988 until January 1990, Mr. Zapp was the President of Fifth Third Bank of Kenton County, formerly Security Bank. Mr. Zapp resigned as President of such institution in order to participate in the organization of the Bank. Currently, Mr. Zapp is the President and the Chief Executive Officer of the Bank and BKFC.

         Rodney S. Cain was a director of Fifth Third Bank of Boone County, formerly Boone State Bank, from 1977 until January 1990. Mr. Cain has served as the Secretary of the Bank since 1990 and of BKFC since 1994. Mr. Cain is also the Chairman and CEO of Wiseway Supply and has served in that capacity since 1972.

         Ruth M. Seligman-Doering is currently a director of Charles Seligman Distributing Company, Inc., and has also been its President and CEO for the past eight years.

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

         John E. Miracle, D.M.D., had a private dental practice for thirty years. Dr. Miracle retired from practice in September 1999.

         Mary Sue Rudicill has been the Chairman of Belleview Sand and Gravel, Inc., and Gravelview Trucking Company for fifteen years. Ms. Rudicill is a director of Farmer's Mutual Life Insurance Company and was formerly a director of Fifth Third Bank of Boone County.

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


                               EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of BKFC:

Name                       Age               Position(s) Held
----                       ---               ----------------

R. C. Durr                 80            Chairman of the Board
Robert W. Zapp             48            President and Chief Executive Officer
Rodney S. Cain             61            Secretary
Robert D. Fulkerson        48            Assistant Secretary and Treasurer


         For biographical information regarding each of these executive officers, except Mr. Fulkerson, see "BOARD OF DIRECTORS - Election of Directors."

         Robert D. Fulkerson was Vice President of Fifth Third Bank of Boone County from 1985 until 1990. He served as Vice President of the Bank from 1990 until 1995 and has served as Senior Vice President of the Bank since 1995. He has also been the Assistant Secretary of BKFC since 1996 and its Treasurer since 1998.

             SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, BKFC's directors and executive officers and persons holding more than ten percent of the outstanding Shares are required to report their ownership of Shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and BKFC. The SEC has established specific due dates for such reports. Based upon a review of such reports, BKFC must disclose any failures to file such reports timely in proxy statements used in connection with annual meetings of stockholders. Ms. Doering filed late two reports with respect to one transaction each, Mr. Humpert filed late one report with respect to one transaction, and Mr. Snyder filed late one report with respect to one transaction.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         BKFC does not pay any compensation to its executive officers. Executive officers of the Bank are compensated by the Bank for services rendered to the Bank. Except for the President of the Bank, no director or executive officer of BKFC received more than $100,000 in salary and bonus payments from the Bank during the year ended December 31, 1999. The following table sets forth certain information with respect to compensation paid to the President of the Bank.


                           Summary Compensation Table

                                                                           ------------------------
                                                                                  Long-Term
                                                                                 Compensation
----------------------------------------------------------------------------------------------------------------------

                                                Annual Compensation (1)            Awards              All Other
                                                                           ------------------------
                                                                            Securities underlying    Compensation
Name and Principal Position         Year         Salary($)      Bonus($)      Options/SARs (#)            ($)
----------------------------------------------------------------------------------------------------------------------

Robert W. Zapp, President          1999           $149,616      $110,000           6,000/-0-           $29,676(2)
    and CEO                        1998           $139,711       $87,500           6,000/-0-           $67,003(3)
                                   1997           $132,211       $70,000             -0-/-0-           $31,590(4)

-----------------------------

(1) Does not include amounts attributable to other miscellaneous benefits. The cost to BKFC of providing such benefits to Mr. Zapp was less than 10% of his cash compensation.

(2) Consists of contributions of $12,000 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $2,646 and premium payments of $15,030 for a split-dollar life insurance policy. Allocations to Mr. Zapp's ESOP account for fiscal year 1999 have not yet been determined.

(3) Consists of contributions of $14,400 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $3,360, premium payments of $13,245 for a split-dollar life insurance policy, and the $35,998 value at December 31, 1998, of allocations to Mr. Zapp's ESOP account.

(4) Consists of contributions of $14,461 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $1,988, premium payments of $9,095 for a split-dollar life insurance policy and the $6,046 value at December 31, 1997, of allocations to Mr. Zapp's ESOP account.

DIRECTOR COMPENSATION

         Although BKFC and the Bank do not pay regularly established director's fees, each director of the Bank, except Mr. Zapp, received a $500 bonus in December 1999.

STOCK OPTION PLAN

         At the 1997 Annual Meeting of Stockholders of BKFC, the stockholders approved The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan (the "Stock Option Plan"), providing for the award of options to purchase up to 360,000 Shares, as adjusted for the stock dividend in the nature of a 2-for-1 stock split in April 1998 and the stock dividend in the nature of a 3-for-2 stock split in April 1999 (the "Stock Splits"). Options to purchase 1,000 Shares, 1,500 Shares and 1,500 Shares were awarded in 1997, 1998 and 1999, respectively, pursuant to the Stock Option Plan to each of the non-employee directors, after adjustments for the Stock Splits. Pursuant to the Stock Option Plan, options to purchase a total of 145,500 Shares have been granted to employees and directors of BKFC and the Bank.

         The following table sets forth information regarding all grants of options to purchase Shares of BKFC made to Mr. Zapp during the fiscal year ended December 31, 1999:


                     Options/SAR Grants in Last Fiscal Year
--------------------------------------------------------------------------------      ---------------------------------------------
                                                                                                       Potential Realizable
                                                                                                        Value at Assumed Annual
                                                                                                          Rates of Stock Price
                                                                                                              Appreciation
                                             Individual Grants                                               for Option Term
-------------------------------------------------------------------------------       ---------------------------------------------
                                               % of Total Options/
                      Number of Securities      SARs Granted to             Exercise or     Expiration
Name                       Underlying           Employees in Fiscal Year    Base Price          Date         5% ($)     10% ($)
----                 Options/SARs Granted       ------------------------    -----------     -----------    ---------   ----------
                     --------------------                                    ($/share)
                            (#)(1)
                            ------

Robert W. Zapp                6,000                       14.81%               $21.17        1/15/09        $79,870     $202,405


----------------------------

(1) Options granted were ISOs, of which one-fifth are exercisable each year for five years beginning on January 15, 1999.


         The following table sets forth information regarding the number and value of unexercised options held by Mr. Zapp at December 31, 1999:

                                  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Values
                        --------------------------------------------------------------------------------------------------
                                                         Number of Securities Underlying          Value of Unexercised
                          Shares                       Unexercised Options/SARs at            In-the-Money Options/SARs at
                        Acquired on        Value                 12/31/99                           12/31/99 ($)(1)
Name                    Exercise (#)      Realized       Exercisable/unexercisable            Exercisable/Unexercisable
----                    ------------      --------     ---------------------------------      ----------------------------

Robert W. Zapp              -0-             -0-                    1,200/10,800                     $27,700/$171,300

----------------------------

(1) For purposes of this table, the value of the options was determined by multiplying the number of Shares subject to unexercised options by the difference between the exercise price for the unexercised options and the fair market value of BKFC's Shares, which was $31.25 per Share on December 31, 1999, based on a purchase of BKFC Shares on December 30, 1999. No established trading market for BKFC's Shares existed at December 31, 1999, BKFC's Shares are not traded on any securities exchange and the prices at which its Shares are traded are not quoted by a national quotation service.

COMPENSATION COMMITTEE REPORT

         BKFC is a bank holding company, which directly owns all of the outstanding capital stock of the Bank. BKFC's business consists primarily of the business of the Bank. The financial results of BKFC depend primarily upon the Bank's financial results.

         The Compensation Committee of the Board of Directors of the Bank (the "Committee") is composed exclusively of non-employee directors. The committee's philosophy is to tie executive compensation to the achievement of the Bank's goals and the resulting performance of BKFC. The Committee reviews executive performance and compensation and makes recommendations to the full Board of Directors of the Bank for approval.

         The Committee's goal is to accomplish the following specific objectives through the use of base salary and incentive plans:

(1) Motivate personnel to perform and succeed according to the goals outlined in the Bank's annual profit plan;

(2)  Retain key personnel critical to the long-term success of the Bank; and

(3) Utilize incentive plans, such as stock options, that reward executives for corporate success and align the interests of management with those of the stockholders.

         BASE SALARY. Base Salary is the foundation of the Bank's compensation program, providing income on which the officer can rely, but which is not so large as to eliminate the officer's motivation to work hard to increase shareholder value. An officer's base salary is directly related to his or her position, job responsibilities, performance and contribution to the Bank's success. The Committee reviews peer group information with respect to compensation and company performance on a regional and national basis to ensure salaries are competitive and in line with the industry.

         BONUS PLAN. The Bank also has a bonus compensation plan pursuant to which awards are based on the Bank's achievement of predetermined goals relating to return on average equity and return on average assets, and on the participant's achievement of goals relating to his or her individual contributions to the Bank. Threshold, target and maximum goals for corporate performance are generally established at the beginning of each fiscal year.

         All awards are established as a percentage of each participant's base salary. Percentages differ due to the contribution of the individual to the Bank's success. The senior management bonus plan awards are based solely on the achievement of the Bank's goals.

         STOCK OPTIONS. The Committee annually reviews the appropriateness of granting stock options to the officers of the company. The purposes of this long-term incentive compensation are to provide an incentive to officers to promote the success of the business and thereby increase stockholder value, and to attract and retain the best available personnel. The Committee grants options based on an individual's performance and contribution to the Bank's success. All options granted to date to executive officers have a term of 10 years and may be first exercised to the extent of one-fifth each year for the first five years after the date of grant.

         SECTION 162(m) OF THE INTERNAL REVENUE CODE. Section 162(m) of the Internal Revenue Code of 1986, as amended, prohibits a publicly-held corporation, such as BKFC, from claiming a deduction on its federal income tax return for compensation in excess of $1 million paid for a given fiscal year to the chief executive officer and the four most highly compensated officers of the corporation other than the chief executive officer at the close of the corporation's fiscal year. The $1 million compensation deduction limitation does not apply to "performance-based compensation."

         Although none of the officers of BKFC or the Bank currently receive annual cash compensation near $1 million, the difference between the fair market value of the shares acquired upon the exercise of a non-qualified option and the exercise price is considered compensation in the year of exercise. An option award must meet several requirements to qualify as "performance-based compensation." BKFC has determined that the options to purchase BKFC currently outstanding qualify for exemption from the $1 million limit. Neither BKFC nor the Bank has a policy requiring that all compensation payable in 2000 and thereafter to the covered officers be deductible under Section 162(m). The Board of Directors of both companies will, however, continue to consider carefully the after-tax cost and value to BKFC and the Bank of all compensation.

         CEO COMPENSATION. Robert W. Zapp has been the President and the Chief Executive Officer of the Bank since August 1990 when the Bank was opened. The committee used the executive compensation policy described above to determine Mr. Zapp's compensation.

         In setting the base salary, cash incentive award and amount of stock options, the Committee made an overall assessment of Mr. Zapp's leadership in achieving the Bank's long-term strategic and business goals. The Bank achieved its corporate goals, including those related to return on equity and return on assets, and Mr. Zapp was determined to have contributed substantially to the Bank's success.

         COMPENSATION COMMITTEE

                  David E. Meyer
                  John Miracle
                  Mary Sue Rudicill

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors of the Bank has a Compensation Committee whose members are Messrs. Meyer and Miracle and Ms. Rudicill. None of such persons are employees of the Bank or BKFC.

PERFORMANCE GRAPH

         The following line graph compares the yearly percentage change in BKFC cumulative total shareholder return against the cumulative return of a broad index of The Nasdaq National Market and an index of banks with total assets of more than $250 million and less than $500 million. The graph assumes the investment of $100 on April 3, 1995. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of BKFC common shares at the end and at the beginning of the measurement period; by (ii) the price of BKFC common shares at the beginning of the measurement period. [Graph represented by the following table]

                                                                                  Period Ending
                                                    ---------------------------------------------------------------------------
Index                                                04/03/95    12/31/95     12/31/96    12/31/97     12/31/98     12/31/99
-------------------------------------------------------------------------------------------------------------------------------
Bank of Kentucky Financial Corp.                      100.00      150.29       151.03      199.70       559.88       808.93
Russell 2000                                          100.00      122.74       142.98      174.95       170.50       206.74
SNL $250M-$500M Bank Asset-Size Index                 100.00      125.69       163.21      282.27       252.78       235.17


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the only persons known to BKFC to own beneficially more than five percent of the outstanding Shares as of March 13, 2000:

                                                         Amount and Nature                Percentage of
Name and Address(1)                                 of Beneficial Ownership(2)         Shares Outstanding
----------------                                    -----------------------            ------------------
Rodney S. Cain and
   Jacqueline M. Cain                                       930,313 (3)                    17.58%

R. C. Durr and
   R. C. Durr Company, Inc.                                 941,649 (4)                    17.77

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

(3) Includes 923,047 Shares owned jointly by Mr. and Mrs. Cain and 750 Shares that may be acquired upon the exercise of options.

(4) Includes 628,674 Shares owned by R. C. Durr Company, Inc. and 6,750 Shares that may be acquired upon the exercise of options. Mr. Durr is the sole stockholder of R. C. Durr Company, Inc.

         The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of BKFC and by all directors and executive officers of BKFC as a group as of March 13, 2000:

                                                   Amount and Nature of                 Percent of Common
Name and Address(1)                               Beneficial Ownership(2)               Shares Outstanding
----------------                                  --------------------                  ------------------
Rodney S. Cain                                        930,313 (3)                            17.58%
Ruth Seligman-Doering                                  72,940 (4)                             1.38
R. C. Durr                                            941,649 (5)                            17.77
Robert D. Fulkerson                                    26,716 (6)                              .50
Harry J. Humpert                                       37,589 (7)                              .71
David E. Meyer                                         83,073 (8)                             1.57
Dr. John E. Miracle                                    81,276 (9)                             1.54
Mary Sue Rudicill                                      70,690 (10)                            1.33
Robert B. Sathe                                        96,160 (11)                            1.82
William E. Snyder                                      35,013 (12)                             .66
Herbert H. Works                                       25,836 (13)                             .49
Robert W. Zapp                                        173,650 (14)                            3.28
All directors and executive officers of
    BKFC as a group (12 persons)                    2,574,905                                48.28%

--------------------------
(1) Each of the persons listed in this table may be contacted at the address of BKFC, 1065 Burlington Pike, Florence, Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. All Shares are owned with sole voting and investment power by each person listed, unless otherwise indicated by footnote.

(3) Includes 923,047 Shares owned jointly by Mr. Cain and his wife and 750 Shares that may be acquired upon the exercise of options.

(4)  Includes 3,250 Shares that may be acquired upon the exercise of options.

(5) Includes 628,674 Shares owned by R. C. Durr Company, Inc., of which Mr. Durr is the sole stockholder, and 6,750 Shares that may be acquired upon the exercise of options.

(6) Includes 9,375 Shares owned jointly by Mr. Fulkerson and his wife, 450 Shares held by Mr. Fulkerson's wife, 5,832 Shares held by Mr. Fulkerson's wife as custodian for Mr. Fulkerson's daughter, 1,489 Shares allocated to the Burnett Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") account of Mr. Fulkerson, with respect to which Mr. Fulkerson has sole voting but no investment power, and 2,010 Shares that may be acquired upon the exercise of options.

(7) Includes 12,888 Shares owned by Mr. Humpert's wife and 4,250 Shares that may be acquired upon the exercise of options.

(8) Includes 74,342 Shares held in trust, with respect to which Mr. Meyer shares investment power only as co-trustee, and 3,000 Shares that may be acquired upon the exercise of options.

(9) Includes 29,050 Shares owned by Dr. Miracle's wife, 17,100 Shares held in a trust of which Dr. Miracle is the trustee and with respect to which Dr. Miracle has sole voting and investment power and 750 Shares that may be acquired upon the exercise of options.

(10) Includes 1,500 Shares owned jointly by Ms. Rudicill and her husband, 13,500 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her husband, and 5,250 Shares that may be acquired upon the exercise of options.

(11) Includes 3,000 Shares that may be acquired upon the exercise of options.

(12) Includes 5,250 Shares that may be acquired upon the exercise of options.

(13) Includes 3,000 Shares that may be acquired upon the exercise of options.

(14) Includes 30,090 Shares owned jointly by Mr. Zapp and his wife, 8,244 Shares held by Mr. Zapp's wife as custodian for Mr. Zapp's three children, 43,584 Shares owned by his wife, 3,184 Shares allocated to Mr. Zapp's ESOP account, with respect to which Mr. Zapp has sole voting but no investment power, and 3,600 Shares that may be acquired upon the exercise of options.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

         The Bank has a lease agreement for office premises located at 1065 Burlington Pike with Mr. Durr, R. C. Durr Company, Inc., Mr. Cain, and Mr. Cain's sons, John S. Cain, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $178,170 for each of the years ended December 31, 1999, 1998 and 1997. The lease has an initial term of 15 years expiring in 2006 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Weaver Road in Boone County, Kentucky, with Ms. Seligman-Doering and Mr. Sathe as lessors under the lease agreement. Total rental expense under this lease was $64,886 for each of the years ended December 31, 1999, 1998 and 1997. The lease has an initial term of 15 years expiring in 2007 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the husband of Ms. Rudicill. Total rental expense under this lease was $11,056 for the year ended December 31, 1999, and $10,051 for each of the years ended December 31, 1998 and 1997. The lease has an initial term of 15 years expiring in 2008 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer
A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryan E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle's spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of Mr. Meyer. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson are Mr. Works' wife's sons and their wives. The annual rental expense under this lease was $73,467 for each of the years ended December 31, 1999, 1998 and 1997, respectively. The lease has an initial term of 15 years expiring in 2009 and may, at the option of the Bank, be renewed for three successive five-year periods.

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

         The Bank has a lease agreement for office premises located on U.S. 42 in Boone County, Kentucky, with Burnett Mortgage Company, LLC, of which Mr. Humpert and Mr. Snyder are members. Total rental expense under this lease was $89,495 for 1999. The lease was effective in May 1998 with an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)   Exhibits

               Item 2.   Agreement and Plan of Reorganization

               Item 3.   Amended Articles of Incorporation and By-Laws

               Item 10.  Material Contracts/Stock Option Plsan

               Item 21.  Subsidiaries of the Registrant

               Item 23.  Consent of Crowe, Chizek and Company LLP

               Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995

          (b) On December 30, 1999, BKFC filed a Form 8-K reporting the execution of an Agreement and Plan of Reorganization, incorporated by reference in this Report as Exhibit 2.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          THE BANK OF KENTUCKY FINANCIAL
                                          CORPORATION


                                          By /s/ Robert W. Zapp
                                             --------------------------------
                                             Robert W. Zapp
                                             President, Chief Executive
                                             Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Robert Fulkerson                   By /s/ Rodney S. Cain
   -------------------------------           --------------------------------
   Robert Fulkerson,                         Rodney S. Cain,
   Treasurer                                 Secretary and Director


Date:  3/28/00                            Date:  3/28/00



By /s/ R.C. Durr                          By /s/ Harry J. Humpert
   -------------------------------           --------------------------------
   R.C. Durr,                                Harry J. Humpert,
   Director                                  Director


Date:  3/28/00                            Date:  3/28/00





By /s/ David E. Meyer                     By /s/ John E. Miracle
   -------------------------------           --------------------------------
   David E. Meyer,                           John E. Miracle,
   Director                                  Director


Date:  3/28/00                            Date:  3/28/00

By /s/ Mary Sue Rudicill                  By /s/ Robert B. Sathe
   -------------------------------           --------------------------------
   Mary Sue Rudicill,                        Robert B. Sathe,
   Director                                  Director


Date:  3/28/00                            Date:  3/28/00



By /s/ William E. Snyder                  By /s/ Herbert H. Works
   -------------------------------           --------------------------------
   William E. Snyder,                        Herbert H. Works,
   Director                                  Director


Date:  3/28/00                            Date:  3/28/00



By /s/ Ruth Doering-Seligman
   --------------------------------
   Ruth Doering-Seligman
   Director


Date:  3/28/00

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER          DESCRIPTION

   2.0          Agreement and Plan of Reorganization                         Incorporated by reference to Report on Form 8-K
                                                                             filled on December 30, 1999, Exhibit 2.

   3.1          Articles of Incorporation of The Bank of Kentucky            Incorporated by reference to Form S-4 filed by
                Financial Corporation, as amended                            the Registrant on March 24, 2000, (the "S-4"),
                                                                             Exhibit 3(a).

   3.2          By-Laws of The Bank of Kentucky Financial Corporation        Incorporated by reference to the 8-A, Exhibit
                                                                             2(d).

   10.1         The Bank of Kentucky Financial Corporation 1997 Stock        Incorporated by reference to Form S-8 filed on
                Option and Incentive Plan                                    October 2, 1997, Exhibit 4(d).

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

   23.          Consent of Crowe, Chizek and Company LLP

   27.          Financial Data Schedule for 1999

   99.          Safe Harbor Under the Private Securities Litigation Reform
                Act of 1995