Form 10-Q
period 2000-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2000-05-11
CIK 934547

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For Quarterly Period ended March 31, 2000


   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from______________to___________________

                         Commission File Number: 0-25960
                                                 -------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                -----------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                  Registrant's telephone number: (606) 371-2340
                                                 --------------


Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No
                                      ---    ---

As of May 01, 2000, the latest practicable date, 5,292,427 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                        MARCH 31              DECEMBER 31
                                                                         2000                      1999
                                                                         ----                      ----
ASSETS
Cash and cash equivalents                                         $    16,522                 $    18,684
Interest bearing deposits with banks                                    1,000                       1,000
Available-for-sale securities                                          26,199                      23,832
Held-to-maturity securities                                            27,787                      26,730
Loans held for sale                                                       532                         426
Total loans                                                           261,850                     243,700
     Less:  Allowances for loan losses                                  2,821                       2,643
                                                                   ----------                 -----------
               Net loans                                              259,029                     241,057
Premises and equipment, net                                             4,578                       4,466
FHLB stock, at cost                                                     2,211                       2,173
Accrued interest receivable and other assets                            4,920                       4,042
                                                                   ----------                 -----------
     Total assets                                                  $  342,778                 $   322,410
                                                                   ==========                 ===========
LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                          $   281,905                  $  272,718
Short-term borrowings                                                  28,795                      18,695
Notes payable                                                             497                         503
Accrued interest payable and other liabilities                          1,900                       1,572
                                                                   ----------                 -----------
     Total liabilities                                                313,097                     293,488


SHAREHOLDERS' EQUITY
Common stock                                                            3,148                       3,098
Additional paid-in capital                                              7,803                       7,785
Retained earnings                                                      19,060                      18,277
Accumulated other comprehensive income                                   (330)                       (238)
                                                                   ----------                 -----------
     Total shareholders' equity                                        29,681                      28,922
                                                                   ----------                 -----------
Total liabilities and shareholders' equity                         $  342,778                  $  322,410
                                                                   ==========                 ===========

See accompanying notes

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF INCOME
              FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)




INTEREST INCOME                                                        2000                       1999
                                                                       -----                      -----
      Loans, including related fees                                $      5,593               $      4,583
      Securities and other                                                  772                        698
                                                                    -----------                -----------
           Total interest income                                          6,365                      5,281
                                                                     ----------                 ----------

INTEREST EXPENSE
     Deposits                                                             2,909                      2,350
     Borrowings                                                             259                        158
                                                                    -----------                -----------
          Total interest expense                                          3,168                      2,508
                                                                     ----------                 ----------

Net interest income                                                       3,197                      2,773
Provision for loan losses                                                   190                        120
                                                                    -----------                -----------
Net interest income after
     Provision for loan losses                                            3,007                      2,653
                                                                     ----------                 ----------

NON-INTEREST INCOME
     Service charges and fees                                               360                        298
     Gain/(loss) on securities                                                0                          0
     Gain on loans sold                                                      46                        134
     Other                                                                  176                        144
                                                                    -----------                -----------
          Total non-interest income                                         582                        576

NON-INTEREST EXPENSE
     Salaries and benefits                                                1,005                        784
     Occupancy and equipment                                                420                        356
     Data processing                                                        140                        109
     Advertising                                                             75                         63
     Other operating expenses                                               512                        361
                                                                    -----------                -----------
          Total non-interest expense                                      2,152                      1,673
                                                                     ----------                 ----------

INCOME BEFORE INCOME TAXES                                                1,437                      1,556
     Less:  income taxes                                                    442                        494
                                                                    -----------                -----------
NET  INCOME                                                        $        995                $     1,062
                                                                    ===========                 ==========

Earnings per share                                                 $       0.19               $       0.20

Earnings per share, assuming dilution                                   $  0.19                    $  0.20

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)



                                                                                  2000             1999
                                                                                  ----             ----

Balance January 1                                                                $    28,922     $    24,448
Comprehensive Income:
     Net Income                                                                          995           1,062
     Change in net unrealized gain/(loss)                                                (92)            (43)
                                                                                 -----------     -----------
Total Comprehensive Income                                                               903           1,019

Cash dividends paid                                                                     (212)           (211)

Exercise of stock options (including tax benefits of $18 and $23)                         68              76
                                                                                 -----------     -----------

Balance March 31                                                                 $    29,681     $    25,332
                                                                                 ===========     ===========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE THREE MONTHS ENDED MARCH 31                                             2000                 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                  $      995         $      1,062
Adjustments to reconcile net income to net cash
     From operating activities                                                    (206)                 541
                                                                            ----------         ------------
     Net cash from operating activities                                            789                1,603

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     Held-to-maturity securities                                                     0                3,000
Proceeds from paydowns and maturities of
     Available-for-sale securities                                                  14                  579
Purchases of held-to-maturity securities                                        (1,056)                (504)
Purchases of available-for-sale securities                                      (2,500)              (1,916)
Net change in loans                                                            (18,268)              (5,348)
Purchase stock in FHLB                                                               0                    0
Property and equipment expenditures                                               (260)                (716)
                                                                            ----------         ------------
     Net cash from investing activities                                        (22,070)              (4,905)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                                           9,187               (4,820)
Net change in short-term borrowings                                             10,100                5,493
Proceeds from exercise of stock options                                             50                   53
Cash dividends paid                                                               (212)                (211)
Payments on note payable                                                            (6)                  (5)
                                                                            ----------         ------------
     Net cash from financing activities                                         19,119                  510
                                                                            ----------         ------------

Net change in cash and cash equivalents                                         (2,162)              (2,792)
Cash and cash equivalents at beginning of period                                18,684               17,583
                                                                            ----------         ------------
Cash and cash equivalents at end of period                                  $   16,522           $   14,791
                                                                            ==========         ============

See accompanying notes to consolidated financial statements

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

NOTE 2 - GENERAL:

These financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. These financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

NOTE 3 - EARNINGS PER SHARE:

Earnings per share are computed based upon the weighted average number of shares outstanding during the quarter, which were 5,291,082 and 5,276,468 for 2000 and 1999. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For 2000 and 1999, this would result in there being an additional 45,927 and 36,554 shares outstanding, respectively.

NOTE 4 - PENDING ACQUISITION

On December 21, 1999, the Company entered into an Agreement and Plan of Reorganization (the "Agreement") with Fort Thomas Financial Corporation ("FTFC") and its subsidiary, Fort Thomas Savings Bank, FSB, ("FSB"). The Agreement provides for the merger of FTFC with and into the Company and the immediately subsequent merger of FSB with and into the Bank. The Agreement provides for each of the outstanding shares of FTFC to be exchanged for .5645 share of the Company. At December 31, 1999, FTFC had total assets of $99,678, total loans of $88,345, total deposits of $67,324 and total equity of $13,966. The merger is expected to be accounted for as a pooling of interests. Consummation of the merger is subject to a number of conditions, including, but not limited to, the approval of the appropriate regulatory agencies and the approval of the requisite number of shareholders of FTFC and FSB. A special shareholders meeting of FTFC shareholders has been set for May 23, 2000. The Agreement may be terminated by the Board of Directors of either party in the event that certain representations or warranties made by the parties in the Agreement are not true in any material respect or in the event certain conditions contained in the Agreement are not fulfilled, including the failure of the merger to be consummated on or before September 30, 2000.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           Management's Discussion and Analysis of Financial Condition
                          and the Results of Operations
                                 March 31, 2000

                               FINANCIAL CONDITION

Total assets at March 31,2000 were $342,778,000 compared to $322,410,000 at December 31, 1999, an increase of $20,368,000 (6.32%). The increase was fueled by an increase in total loans outstanding of $18,150,000 (7.45%), from $243,700,000 at December 31, 1999 to $261,850,000 at March 31, 2000. The
increase was funded by increases in deposits and short-term borrowings. Deposits increased $9,187,000 (3.37%) to $281,905,000 at March 31, 2000 compared to
$272,718,000 at December 31, 1999. Short-term borrowings increased $10,100,000 (54.03%), from $18,695,000 at December 31, 1999 to $28,795,000 at March 31,
2000.



                              RESULTS OF OPERATIONS

GENERAL

Net income decreased $67,000 (6.30%) in the first quarter of 2000 to $995,000 ($.19 per share), compared to $1,062,000 ($.20 per share) for the same period in 1999. This decrease was driven primarily by merger and acquisition expenses of $95,000 related to the proposed acquisition of Fort Thomas Financial Corporation.


NET INTEREST INCOME

Net interest income for the first quarter of 2000 increased to $3,197,000, compared to $2,773,000 for the same period in 1999. An increase of $18,150,000 in loans outstanding drove the $424,000 (15.3%) increase in net interest income, partially offset by a .10% decrease in the net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $190,000 for the three months ending March 31, 2000, an increase of $70,000 compared to the $120,000 provision recorded during the same period in 1999. At March 31, 2000 the Bank had $1,404,000 in non-performing loans or .54% of total loans outstanding, compared to $971,000 at December 31, 1999. Net charge-offs, year to date were only $12,000. Management believes the reserve, at 1.08% of loans, was adequate at March 31, 2000.

NON-INTEREST INCOME

Total non-interest income increased $6,000 during the first quarter of 2000 from $576,000 in 1999 to $582,000 in 2000. Service charges on deposit accounts totaled $360,000 for the first quarter of 2000, compared to $298,000 for the same period in 1999; an increase of $62,000 (20.8%), driven by increased volume. Other fee income increased $32,000 to $176,000 for the first quarter of 2000 compared to $144,000 for the same period in 1999. Fee income from the sales of mortgage loans into the secondary market decreased $88,000 in the first quarter of 2000 to $46,000 from $134,000 for the same period last year. The decrease was due to a slight increase in mortgage loan rates compared to this period last year. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. During the first quarter of 2000, 31 loans with a principal balance of $5.2 million were sold compared to 69 loans with a principal balance of $9.9 million during the same period in 1999. Loans held for sale at March 31, 2000 increased to $532,000 from $426,000 at December 31, 1999. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.


NON-INTEREST EXPENSE

Non-interest expense increased to $2,152,000 in the first quarter of 2000 from $1,673,000 in 1999, an increase of $479,000 (28.6%). The change was driven by increases in salaries and benefits and occupancy and equipment expense. Salaries and benefits increased $221,000 (28.2%) in the first quarter of 2000 to $1,005,000 compared to $784,000 for the same period in 1999. Most of the increase was due to annual merit increases and an increase in staffing associated with the opening of new branches in the last quarter of 1999 and the first quarter of 2000. Occupancy and equipment expense increased $64,000 (18.0%) to $420,000 through March 31,2000 compared to $356,000 for the same period in 1999. The increase was due to expenses associated with the opening of branches in the last quarter of 1999 and the first quarter of 2000. Other operating expenses increased to $512,000 in the first quarter of 2000, from $361,000 for the same period in 1999, an increase of $151,000 (41.8%). Expenses related to the proposed merger accounted for $95,000 of the increase.

INCOME TAX EXPENSE

Income tax expense decreased by $52,000 (10.5%) in the first quarter of 2000 compared to 1999. The decrease was primarily due to lower income before tax and a decrease in the effective tax rate to 30.8% for 2000 from 31.7% for 1999.


LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company's liquidity is sufficient at March 31, 2000.

The company's total shareholders' equity increased $759,000, from $28,922,000 at December 31, 1999 to $29,681,000 at March 31, 2000. In the first quarter of 2000 the Company paid a cash dividend of $.04 per share totaling $212,000. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2000, the Bank's leverage and total risk-based ratios were 8.99% and 11.88% respectively, which exceed the well-capitalized thresholds.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     PART II

ITEM  1. Legal Proceedings
         -----------------

                  Not applicable

ITEM 2.  Changes in Securities and Use of Proceeds
         -----------------------------------------

                  Not applicable

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

                  Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

                  Not applicable

ITEM 5.  Other Information
         -----------------

                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8 - K
         ----------------------------------

         (a)      Exhibit 27 Financial Data Schedule.

                  Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

         (b) The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2000.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:     May 9, 2000                    /s/ Robert W. Zapp
       ----------------------            ---------------------------------------
                                         Robert W. Zapp
                                         President

Date:     May 9, 2000                    /s/ Robert D. Fulkerson
       ----------------------            ---------------------------------------
                                         Robert D. Fulkerson
                                         Treasurer (Chief Financial Officer)