Form 10-Q
period 2000-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2000-08-15
CIK 934547

================================================================================

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549



(Mark One)

   [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For Quarterly Period ended June 30, 2000


   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

        For the transition period from______________to___________________

                         Commission File Number: 0-25960
                                                ---------

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

                 1065 Burlington Pike, Florence, Kentucky 41042
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                  Registrant's telephone number: (606) 371-2340
                                                ----------------


Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the
past 90 days. Yes  X   No
                 -----    -----

As of August 8, 2000, the latest practicable date, 6,158,657 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                      INDEX

FINANCIAL INFORMATION                                      PAGE
---------------------                                      ----
The Bank of Kentucky Financial Corporation
Consolidated Statements of Financial Condition               1

The Bank of Kentucky Financial Corporation
Consolidated Statements of Income                            2

The Bank of Kentucky Financial Corporation
Consolidated Statements of Changes
in Shareholders' Equity                                      3

The Bank of Kentucky Financial Corporation
Consolidated Statements of Cash Flows                        4

The Bank of Kentucky Financial Corporation
Notes to Consolidated Financial Statements                   5

The Bank of Kentucky Financial Corporation
Management's Discussion and Analysis of
Financial Condition and Results of Operations                7

The Bank of Kentucky Financial Corporation
Part II                                                     10

The Bank of Kentucky Financial Corporation
Signatures                                                  12

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                     JUNE 30, 2000       DECEMBER 31, 1999
                                                     -------------       -----------------
ASSETS
Cash and due from banks                                 $  18,838             $  19,407
Federal Funds sold                                          1,709                     0
                                                        ---------             ---------
  Total cash and due from banks                            20,547                19,407
Interest bearing deposits with banks                            0                 1,000
Available-for-sale securities                              25,255                23,832
Held-to-maturity securities                                33,285                32,971
Total loans                                               364,355               333,023
  Less: Allowance for loan loss                            (3,525)               (3,257)
                                                        ---------             ---------
   Net Loans                                              360,830               329,766
Loans held for sale                                            66                   426
Premises and equipment, net                                 6,338                 5,068
FHLB stock, at cost                                         3,235                 3,107
Accrued interest receivable and other assets                5,893                 6,682
                                                        ---------             ---------
  Total assets                                          $ 455,449             $ 422,259
                                                        =========             =========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                $ 344,860             $ 343,588
Short-term borrowings                                      49,682                20,445
Long-term borrowings                                       11,809                12,492
Accrued interest payable & other liabilities                4,242                 3,150
                                                        ---------             ---------
  Total liabilities                                       410,593               379,675

SHAREHOLDERS' EQUITY
Common Stock                                                3,098                 3,098
Additional paid-in capital                                 14,601                14,080
Retained earnings                                          27,775                26,459
Unearned compensation                                        (335)                 (815)
Accumulated other comprehensive income                       (283)                 (238)
                                                        ---------             ---------
   Total shareholder's equity                              44,856                42,584
                                                        ---------             ---------
Total liabilities & shareholders' equity                $ 455,449             $ 422,259
                                                        =========             =========


See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                  Three Months                    Six Months
                                                     Ended                          Ended
                                                    June 30                        June 30
                                             ---------------------         -----------------------
INTEREST INCOME                               2000           1999            2000            1999
                                             ------         ------         -------         -------
      Loans, including related fees          $8,141         $6,659         $15,607         $13,214
      Securities and other                      909            806           1,802           1,636
                                             ------         ------         -------         -------
           Total interest income              9,050          7,465          17,409          14,850
                                             ------         ------         -------         -------

INTEREST EXPENSE
     Deposits                                 3,857          3,201           7,574           6,533
     Borrowings                                 780            365           1,291             679
                                             ------         ------         -------         -------
          Total interest expense              4,637          3,566           8,865           7,212
                                             ------         ------         -------         -------

Net interest income                           4,413          3,899           8,544           7,638
Provision for loan losses                      (316)          (144)           (535)           (276)
                                             ------         ------         -------         -------
Net interest income after
     provision for loan losses                4,097          3,755           8,009           7,362
                                             ------         ------         -------         -------

NON-INTEREST INCOME
     Service charges and fees                   379            348             758             665
     Gain/(loss) on securities                    0              0               0               0
     Gain on loans sold                          58            119             104             253
     Other                                      276            189             485             368
                                             ------         ------         -------         -------
          Total non-interest income             713            656           1,347           1,286

NON-INTEREST EXPENSE
     Salaries and benefits                    1,279          1,116           2,554           2,219
     Occupancy and equipment                    486            415             954             817
     Data processing                            183            162             377             318
     Advertising                                 87             63             162             126
     Restructuring charges                    1,405             --           1,405              --
     Merger and Acquisition                     490             --             490              --
     Other                                      589            645           1,380           1,259
                                             ------         ------         -------         -------
          Total non-interest expense          4,519          2,401           7,322           4,739
                                             ------         ------         -------         -------

INCOME BEFORE INCOME TAXES                      291          2,010           2,034           3,909
     Less:  income taxes                       (193)          (651)           (738)         (1,277)
                                             ------         ------         -------         -------
NET INCOME                                   $   98         $1,359         $ 1,296         $ 2,632
                                             ======         ======         =======         =======
COMPREHENSIVE INCOME                         $  145         $1,206         $ 1,251         $ 2,478
                                             ======         ======         =======         =======

Earnings per share                           $  .02         $  .22         $    .21        $   .43
Earnings per share, assuming dilution        $  .02         $  .22         $    .21        $   .43
Dividends per share                          $  .00         $  .00         $    .05        $   .04


See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (DOLLARS IN THOUSANDS)

                                                2000             1999
                                              --------         --------
Balance as of January 1                       $ 42,584         $ 37,161
Comprehensive income
  Net income                                     1,296            2,632
  Change in net unrealized gain/(loss)
    Net of tax                                     (45)            (154)
                                              --------         --------
            Total comprehensive income           1,251            2,478

Cash dividends paid                               (212)            (487)
Purchase of fractional shares                       (7)              --
Exercise of stock options                          686              139
Adjustments related to merger                      448              295
Benefit Plan Amortization                          106              193
                                              --------         --------
Balance as of June 30                         $ 44,856         $ 39,779
                                              ========         ========


See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE SIX MONTHS ENDED JUNE 30                            2000             1999
                                                          --------         --------
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                $  1,296         $  2,632
Adjustments to reconcile net income to net cash
     from operating activities                               3,560              644
                                                          --------         --------
     Net cash from operating activities                      4,856            3,276

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in interest bearing deposits with banks           1,000               --
Proceeds from paydowns and maturities of
     held-to-maturity securities                             3,156            7,137
Proceeds from paydowns and maturities of
     available-for-sale securities                           1,039            4,134
Purchases of held-to-maturity securities                    (3,461)          (6,857)
Purchases of available-for-sale securities                  (2,500)          (4,738)
Net change in loans                                        (31,600)         (10,552)
Purchase stock in FHLB                                           0               --
Property and equipment expenditures                         (1,613)            (990)
                                                          --------         --------
     Net cash from investing activities                    (33,979)         (11,866)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                       1,272          (14,993)
Net change in short-term borrowings                         29,237           17,423
Proceeds from exercise of stock options                        669              139
Payment for fractional shares                                   (7)              --
Cash dividends paid                                           (212)            (487)
Payments on note payable                                      (696)             (11)
                                                          --------         --------
     Net cash from financing activities                     30,263            2,071
                                                          --------         --------

Net change in cash and cash equivalents                      1,140           (6,519)
Cash and cash equivalents at beginning of period            19,407           20,718
                                                          --------         --------
Cash and cash equivalents at end of period                $ 20,547         $ 14,199
                                                          ========         ========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of September 30, 1999 with the historical financial position of the Company as of December 31, 1999. The results of operations of the separate companies are combined and presented for the three and six-month periods ended June 30, 1999 and 2000. FTFC's results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net interest income and net income for that period were $923,000 and $232,000, respectively. Net income, combined with $216,000 in dividends paid on unawarded FTFC shares, that were returned to the Company upon consummation of the transaction, are reflected in the consolidated statements of changes in shareholders' equity and as a $448,000 adjustment related to the merger. Dividends per share are the company's historical dividends. The following table presents the combination of the operating results for the 1999 periods included in these financial statements (dollars in thousands):

                                              COMPANY          FTFC         COMBINED
                                              -------          ----         --------
THREE MONTHS ENDED JUNE 30, 1999:
  Net interest income                          $2,922         $  977         $3,899
  Net income                                    1,086            273          1,359

SIX MONTHS ENDED JUNE 30, 1999:
  Net interest income                           5,695          1,943          7,638
  Net income                                    2,147            485          2,632


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

NOTE 3 - EARNINGS PER SHARE:

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

                                                             Three Months                       Six Months
                                                                Ended                              Ended
                                                               June 30                            June 30
                                                      --------------------------        ---------------------------
                                                        2000             1999              2000             1999
                                                      ---------        ---------        ---------         ---------
Weighted Average Shares Outstanding                   6,135,720        6,087,486        6,129,528         6,084,051

Shares used to compute diluted
     Earnings per share                               6,175,962        6,168,393        6,166,367         6,163,606


NOTE 4 - RESTRUCTURING CHARGES:

Restructuring charges reflected on the consolidated statement of income for the quarter ended June 30, 2000 relate to severance benefits for three former FTFC executives and penalties associated with the early termination of data processing and equipment lease contracts associated with FTFC's operations. On June 14, 2000, the effective date of the merger, the Company executed severance agreements with three senior executives of FTFC. These agreements call for monthly cash payments, beginning July 2000 and the continuation of certain benefits for 36 months. This obligation, approximately $1.2 million, was accrued at that time. Most of the balance of the $1.4 million in identified restructuring charges relates to a penalty associated with the early termination of FTFC's data processing service agreement, effective June 24, 2000.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                  JUNE 30, 2000

Total assets at June 30, 2000 were $455,449,000 compared to $422,259,000 at December 31, 1999, an increase of $33,190,000 (7.9%). This increase was primarily due to an increase in loans of $31,332,000 (9.4%), from $333,023,000 at December 31, 1999 to $364,355,000 at June 30, 2000. Loan growth was funded by an increase in short-term borrowings of $29,237,000 (143.0%), from $20,445,000 at December 31, 1999 to $49,682,000 at June 30, 2000. Total deposits increased $1,272,000 (.4%), from $343,588,000 at December 31, 1999 to $344,860,000 at June
30,2000.

                              RESULTS OF OPERATIONS


GENERAL

Net income year to date decreased from $2,632,000 in 1999 to $1,296,000 in 2000, a decrease of $1,336,000 (50.8%). Net income for the quarter ended June 30, 2000 was $98,000 ($.02 per share) compared to $1,359,000 ($.22 per share) during the same period in 1999, a decrease of $1,261,000 (92.8%). The decrease in earnings was due primarily to restructuring and merger related expenses incurred during the second quarter, which aggregated to $1,417,000, net of tax. Earnings year to date excluding merger related expenses increased $81,000 (3.1%) to $2,713,000 in 2000 compared to $2,632,000 for the same period in 1999. Net income for the quarter ended June 30, 2000 excluding merger related expenses, increased $156,000 (11.5%) to $1,515,000 in 2000 from $1,359,000 in 1999. The increase in earnings was driven by higher net interest income, partially offset by an increase in operating expenses.


NET INTEREST INCOME

Net interest income increased $514,000 (13.2%) in the second quarter of 2000 over the same period in 1999, while the year to date total increased $906,000 (11.9%) from $7,638,000 in 1999 to $8,544,000 in 2000. The increase in net interest income was driven by the continued growth in the loan portfolio.


PROVISION FOR LOAN LOSSES

The loan loss provision was $535,000 for the six months ended June 30,2000 compared to $276,000 recorded in the same period in 1999. The provision was increased due increased loan volume and a $167,000 increase in net charge-offs to $267,000 through June 30, 2000 compared to $100,000 for the same period last year. The Bank had $5,656,000 in non-performing loans or 1.55% of total loans outstanding at June 30, 2000 compared to $3,547,000 (1.12%) at June 30,

1999. Real estate loans accounted for $3,607,000 of the non-performing loans at June 30, 2000. Management is satisfied that the reserve is adequate at June 30, 2000.


NON INTEREST INCOME

Total non-interest income increased $61,000 (4.7%) to $1,347,000 through June 30,2000, compared to $1,286,000 for the same period in 1999. Service charges on deposits increased $31,000 (8.8%) in the second quarter, to $379,000 for the period ending June 30,2000 compared to $348,000 for the same period in 1999. Transaction growth in the first quarter contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market decreased $149,000 (59.0%) to $104,000 through June 30, 2000, compared to $253,000 for the same period in 1999. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The decrease in fee income is driven by decreased volume. During the first half 2000, 68 loans with a principal balance of $9.3 million were sold compared to 144 loans with a principal balance of $18.3 million during the same period in 1999. Loans held for sale at June 30, 2000 decreased to $66,000 from $426,000 at December 31, 1999. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.


NON INTEREST EXPENSE

Non-interest expense increased $2,118,000 (88.2%) in the second quarter of 2000, with year to date expenses increasing $2,583,000 (54.5%) to $7,322,000 through June 30, 2000 compared to $4,739,000 for the same period in 1999. Merger and restructuring related expenses accounted for $1,895,000 of the increase (see note 4). Non-interest expense excluding merger and restructuring related expenses increased $688,000 (14.5%) through June 30,2000. Occupancy and equipment expense increased $137,000 (16.8%) to $954,000 through June 30, 2000, compared to $817,000 for the same period in 1999. The increase was due to expenses associated with the opening of branches in the last quarter of 1999 and the first quarter of 2000. Data processing expense increased $59,000 (18.5%) through the first six months of 2000 to $377,000 from $318,000 for the same period last year. Other operating expenses increased $121,000 (9.6%) through June 30, 2000 to $1,380,000 from $1,259,000 for the same period in 1999.


INCOME TAX EXPENSE

Income tax expense decreased by $539,000 (42.2%) through the second quarter of 2000 compared to 1999 and the effective tax rate increased to 36% from 33%. The change was driven by lower income before tax and the fact that the majority of merger and acquisition costs are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at June 30, 2000. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2000, the Bank's leverage and total risk-based ratios were 9.74% and 12.54% respectively, which exceeds the well-capitalized threshold.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     PART II

ITEM 1.  Legal Proceedings
          None.

ITEM 2.  Changes in Securities
          Not applicable.

ITEM 3.  Defaults Upon Senior Securities
          Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders

          (a) The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation ("BKFC") was held on April 28, 2000.

          (b)  Not applicable.

          (b)  To reelect four directors of BKFC for terms expiring in 2003:

                                             For           Against/Withheld       Abstentions
                                          ---------        ----------------       -----------
               Harry J. Humpert           4,153,132             21,690
               Robert B. Sathe            4,144,818             22,140
               Herbert H. Works           4,145,268             21,690
               Robert W. Zapp             4,145,268             21,690

               To ratify the selection of Crowe, Chizek and Company LLP as the auditors of BKFC for the current fiscal year: 4,165,672 for, 750 against, and 2,502 abstain.

          (d)  Not applicable.

ITEM 5.  Other Information

          (a)  Press Release dated June 14, 2000.


ITEM 6. Exhibits and Reports on Form 8 - K

          (a)  Exhibit 27 - Financial Data Schedule.

          (b) BKFC filed a current report on Form 8-K dated June 14, 2000, disclosing the acquisition of Fort Thomas Financial Corporation.

Press Release           FOR IMMEDIATE RELEASE
                        Contact:  The Bank of Kentucky Financial Corporation
                                  Robert W. Zapp, President and CEO
                                  Telephone:  (859) 372-5173
                        Contact:  Fort Thomas Financial Corporation
                                  Larry N. Hatfield, President and CEO
                                  Telephone:  (859) 441-3302


       THE BANK OF KENTUCKY FINANCIAL CORPORATION ANNOUNCES THE COMPLETION
              OF THE MERGER WITH FORT THOMAS FINANCIAL CORPORATION


FLORENCE AND FORT THOMAS, KENTUCKY, JUNE 14, 2000 - The Bank of Kentucky Financial Corporation announced the completion of the merger of Fort Thomas Financial Corporation, the parent company of Fort Thomas Savings Bank, into the Bank of Kentucky Financial Corporation effective Wednesday June 14, 2000. The merger of Fort Thomas Savings Bank into The Bank of Kentucky, the wholly owned subsidiary of The Bank of Kentucky Financial Corporation, was also effected as a matter of law, although th4e data processing functions of the two banks will not be merged until June 24, 2000.

The Bank of Kentucky is a state-charted commercial bank with total assets of $350,000,000 and thirteen locations in Boone, Kenton, and Grant counties. The combined company will have assets totaling $450,000,000 with fifteen branch locations in Boone, Kenton, Campbell and Grant Counties and twenty-three ATM locations.

Robert W. Zapp, the President and Chief Executive Officer of The Bank of Kentucky stated, "This acquisition is consistent with our strategic plan of increasing market share in the Northern Kentucky Market and provides The Bank of Kentucky an opportunity to expand into an attractive Campbell County market. We are excited about the expansion in the Northern Kentucky Market and look forward to serving our new customers in Campbell County."

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.



Date:    August 14, 2000                   /s/ Robert W. Zapp
       ----------------------              -----------------------------------
                                           Robert W. Zapp
                                           President

Date:    August 14, 2000                   /s/ Robert D. Fulkerson
       ----------------------              -----------------------------------
                                           Robert D. Fulkerson
                                           Treasurer (Chief Financial Officer)