Form 10-Q
period 2000-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2000-11-14
CIK 934547

                                   FORM 10-Q

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

(Mark One)

        [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarterly Period ended September 30, 2000


        [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from______________to________________

                        Commission File Number: 0-25960
                                                -------

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
               ----------------------------------------------
            (Exact name of registrant as specified in its charter)

                   Kentucky                                   61-1256535
       -------------------------------                  ----------------------
       (State or other jurisdiction of                  (I.R.S. Employer
       incorporation or organization)                   Identification Number)

                1065 Burlington Pike, Florence, Kentucky 41042
             -- ------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                 Registrant's telephone number: (859) 371-2340
                                                --------------


Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of November 10, 2000 the latest practicable date, 6,156,917 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)

                                                           SEPTEMBER 30, 2000        DECEMBER 31, 1999
ASSETS
Cash and due from banks                                         $  17,480                 $  19,407
Federal Funds sold                                                      0                         0
                                                                ---------                 ---------
  Total cash and due from banks                                    17,480                    19,407
Interest bearing deposits with banks                                    0                     1,000
Available-for-sale securities                                      23,871                    23,832
Held-to-maturity securities                                        33,087                    32,971
Total loans                                                       370,820                   333,023
  Less: Allowance for loan loss                                    (3,710)                   (3,257)
                                                                ---------                 ---------
   Net Loans                                                      367,110                   329,766
Loans held for sale                                                   666                       426
Premises and equipment, net                                         6,326                     5,068
FHLB stock, at cost                                                 3,296                     3,107
Accrued interest receivable and other assets                        5,988                     6,682
                                                                ---------                 ---------
  Total assets                                                  $ 457,824                 $ 422,259
                                                                =========                 =========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                        $ 355,340                 $ 343,588
Short-term borrowings                                              40,456                    20,445
Long-term borrowings                                               11,753                    12,492
Accrued interest payable & other liabilities                        4,271                     3,150
                                                                ---------                 ---------
  Total liabilities                                               411,820                   379,675

SHAREHOLDERS' EQUITY
Common Stock                                                        3,098                     3,098
Additional paid-in capital                                         14,537                    14,080
Retained earnings                                                  28,842                    26,459
Unearned compensation                                                (335)                     (815)
Accumulated other comprehensive income                               (138)                     (238)
                                                                ---------                 ---------
   Total shareholders' equity                                      46,004                    42,584
                                                                ---------                 ---------
Total liabilities & shareholders' equity                        $ 457,824                 $ 422,259
                                                                =========                 =========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
     FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                 (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)



                                                            Three Months                       Nine Months
                                                               Ended                               Ended
                                                              Sept 30                             Sept 30
INTEREST INCOME                                      2000                1999              2000                1999
      Loans, including related fees                $  8,432           $  6,845           $ 24,039           $ 20,059
      Securities and other                              864                780              2,666              2,416
                                                   --------           --------           --------           --------
           Total interest income                      9,296              7,625             26,705             22,475

INTEREST EXPENSE
     Deposits                                         4,142              3,273             11,715              9,806
     Borrowings                                         840                386              2,131              1,065
                                                   --------           --------           --------           --------
          Total interest expense                      4,981              3,659             13,846             10,871
                                                   --------           --------           --------           --------

Net interest income                                   4,315              3,966             12,859             11,604
Provision for loan losses                              (393)              (194)              (927)              (470)
                                                   --------           --------           --------           --------
Net interest income after
     provision for loan losses                        3,922              3,772             11,932             11,134
                                                   --------           --------           --------           --------

NON-INTEREST INCOME
     Service charges and fees                           424                375              1,181              1,040
     Gain/(loss) on securities                            0                  0                  0                  0
     Gain on loans sold                                  56                 61                160                314
     Other                                              242                181                727                549
                                                   --------           --------           --------           --------
          Total non-interest income                     722                617              2,068              1,903

NON-INTEREST EXPENSE
     Salaries and benefits                            1,270              1,288              3,824              3,507
     Occupancy and equipment                            491                423              1,445              1,240
     Data processing                                    142                172                519                490
     Advertising                                         75                 78                237                204
     Restructuring charges                               43                  0              1,448                  0
     Merger and Acquisition                              51                  0                541                  0
     Other                                              633                490              2,013              1,749
                                                   --------           --------           --------           --------
          Total non-interest expense                  2,705              2,451             10,027              7,190
                                                   --------           --------           --------           --------

INCOME BEFORE INCOME TAXES                             1939              1,938              3,973              5,847
     Less:  income taxes                               (626)              (596)            (1,364)            (1,873)
                                                   --------           --------           --------           --------
NET INCOME                                         $  1,313           $  1,342           $  2,609           $  3,974
                                                   ========           ========           ========           ========
COMPREHENSIVE INCOME                               $  1,458           $  1,338           $  2,709           $  3,817
                                                   ========           ========           ========           ========

Earnings per share                                 $    .21           $    .22           $    .42           $    .65
Earnings per share, assuming dilution              $    .21           $    .22           $    .42           $    .64
Dividends per share                                $    .04           $    .00           $    .09           $    .04


See accompanying notes


                                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                          CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                            (DOLLARS IN THOUSANDS)

                                                              2000                       1999
                                                            --------                   --------

Balance as of January 1                                     $ 42,584                   $ 37,161
Comprehensive income
  Net income                                                   2,609                      3,974
  Change in net unrealized gain/(loss)
    Net of tax                                                   100                       (157)
                                                            --------                   --------
            Total comprehensive income                         2,709                      3,817

Cash dividends paid                                             (458)                      (580)
Purchase of fractional shares                                     (7)                      --
Exercise of stock options                                        710                        196
Payments to dissenting shareholders                              (88)                      --
Adjustments related to merger                                    448                        295
Benefit Plan Amortization                                        106                        298
                                                            --------                   --------
Balance as of September 30                                  $ 46,004                   $ 41,187
                                                            ========                   ========


                          See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)

FOR THE NINE MONTHS ENDED SEPT 30                                      2000                    1999

CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                           $  2,609                $  3,974
Adjustments to reconcile net income to net cash
     from operating activities                                          3,298                     507
                                                                     --------                --------
     Net cash from operating activities                                 5,907                   4,481

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in interest bearing deposits with banks                      1,000                     422
Proceeds from paydowns and maturities of                                3,367                   9,125
     held-to-maturity securities
Proceeds from paydowns and maturities of
     available-for-sale securities                                      2,652                   4,159
Purchases of held-to-maturity securities                               (3,476)                 (8,830)
Purchases of available-for-sale securities                             (2,500)                 (6,233)
Net change in loans                                                   (38,271)                (22,905)
Property and equipment expenditures                                    (1,770)                 (1,092)
                                                                     --------                --------
     Net cash from investing activities                               (38,998)                (25,354)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                                 11,752                  (2,018)
Net change in short-term borrowings                                    20,011                  14,931
Proceeds from exercise of stock options                                   693                     134
Payments for dissenting shareholders                                      (88)                      0
Payment for fractional shares                                              (7)                   --
Cash dividends paid                                                      (458)                   (580)
Draws on note payable                                                    --                     5,750
Payments on note payable                                                 (739)                 (4,554)
                                                                     --------                --------
     Net cash from financing activities                                31,164                  13,663

Net change in cash and cash equivalents                                (1,927)                 (7,210)
Cash and cash equivalents at beginning of period                       19,407                  20,718
                                                                     --------                --------
Cash and cash equivalents at end of period                           $ 17,480                $ 13,508
                                                                     ========                ========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000

NOTE 1 - BASIS OF PRESENTATION:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of September 30, 1999 with the historical financial position of the Company as of December 31, 1999. The results of operations of the separate companies are combined and presented for the three and nine-month periods ended Sept 30, 1999 and 2000. FTFC's results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net interest income and net income for that period were $923,000 and $232,000, respectively. Net income, combined with $216,000 in dividends paid on unawarded FTFC shares, that were returned to the Company upon consummation of the transaction, are reflected in the consolidated statements of changes in shareholders' equity and as a $448,000 adjustment related to the merger. Dividends per share are the company's historical dividends. The following table presents the combination of the operating results for the 1999 periods included in these financial statements (dollars in thousands):

--------------------------------------- --------------------- ----------------- ------------------
                                              COMPANY              FTFC            COMBINED
--------------------------------------- --------------------- ----------------- ------------------
THREE MONTHS ENDED SEPT 30, 1999:
--------------------------------------- --------------------- ----------------- ------------------
  Net interest income                        $ 3,048             $   918           $ 3,966
--------------------------------------- --------------------- ----------------- ------------------
  Net income                                   1,102                 240             1,342
--------------------------------------- --------------------- ----------------- ------------------
NINE MONTHS ENDED SEPT 30, 1999:
--------------------------------------- --------------------- ----------------- ------------------
  Net interest income                          8,743               2,861            11,604
--------------------------------------- --------------------- ----------------- ------------------
  Net income                                   3,249                 725             3,974
--------------------------------------- --------------------- ----------------- ------------------


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

                                                           Three Months                    Nine Months
                                                               Ended                          Ended
                                                              Sept 30                         Sept 30
                                                       2000           1999             2000              1999
                                                       ----           ----             ----              ----

Weighted Average Shares Outstanding                 6,157,002      6,092,650        6,138,686         6,087,429

Shares used to compute diluted
     Earnings per share                             6,166,200      6,188,625        6,167,470         6,172,163


NOTE 4 - RESTRUCTURING CHARGES:

Restructuring charges reflected on the consolidated statement of income relate to severance benefits for three former FTFC executives and penalties associated with the early termination of data processing and equipment lease contracts associated with FTFC's operations. On June 14, 2000, the effective date of the merger, the Company executed severance agreements with three senior executives of FTFC. These agreements call for monthly cash payments, beginning July 2000 and the continuation of certain benefits for 36 months. This obligation, approximately $1.2 million, was accrued at that time. Most of the balance of the $1.4 million in identified restructuring charges relates to a penalty associated with the early termination of FTFC's data processing service agreement, effective June 24, 2000.


NOTE 5 - NEW ACCOUNTING PRONOUNCEMENT

Beginning January 1, 2001, a new accounting standard will require all derivatives to be recorded at fair value. Unless designated as hedges, changes in these fair values will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedged item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this pronouncement will not have a material effect on the Company's financial results, but the effect will depend on derivative holdings when this standard is adopted.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                               SEPTEMBER 30, 2000

Total assets at September 30, 2000 were $457,824,000 compared to $422,259,000 at December 31, 1999, an increase of $35,565,000 (8.4%). This increase was primarily due to an increase in loans of $37,797,000 (11.4%), from $333,023,000 at December 31, 1999 to $370,820,000 at September 30, 2000. Loan
growth was funded by increases in deposits and short-term borrowings. Short-term borrowings increased $20,011,000 (97.9%), from $20,445,000 at December 31, 1999 to $40,456,000 at September 30, 2000. Total deposits increased $11,752,000 (3.4%), from $343,588,000 at December 31, 1999 to
$355,340,000 at September 30,2000.

                              RESULTS OF OPERATIONS

GENERAL

Net income year to date decreased from $3,974,000 in 1999 to $2,609,000 in 2000, a decrease of $1,365,000 (34.4%). Net income for the quarter ended September 30, 2000 was $1,313,000 ($.21 per share) compared to $1,342,000
($.22 per share) during the same period in 1999, a decrease of $29,000 (2.2%). The decrease in earnings was due primarily to restructuring and merger related expenses incurred during the second and third quarters, which aggregated to $1,417,000 and $79,000 respectively, net of taxes. Earnings year to date excluding merger related expenses increased $131,000 (3.3%) to $4,105,000 in 2000 compared to $3,974,000 for the same period in 1999. Net income for the quarter ended September 30, 2000 excluding merger related expenses, increased $50,000 (3.7%) to $1,392,000 in 2000 from $1,342,000 in 1999. The increase in earnings was driven by higher net interest income, substantially offset by an increase in the loan loss provision and noninterest expenses.

NET INTEREST INCOME

Net interest income increased $349,000 (8.8%) in the third quarter of 2000 over the same period in 1999, while the year to date total increased $1,255,000 (10.8%) from $11,604,000 in 1999 to $12,859,000 in 2000. The increase in net interest income was driven by the continued growth in the loan portfolio.

PROVISION FOR LOAN LOSSES

The loan loss provision was $927,000 for the nine months ended September 30, 2000 compared to $470,000 recorded in the same period in 1999. The provision was increased due to increased loan volume and a $41,000 increase in net charge-offs to $406,000 through September 30, 2000 compared to $365,000 for the same period last year. The Bank had $5,941,000 in non-performing loans or 1.60% of total loans outstanding at September 30, 2000 compared to $2,968,000 or .91% of total loans outstanding at September 30, 1999. Real estate loans accounted for $4,656,000 of the non-performing loans at September 30, 2000. Management is satisfied that the reserve is adequate at September 30, 2000.

NON INTEREST INCOME

Total non-interest income increased $165,000 (8.7%) to $2,068,000 through September 30,2000, compared to $1,903,000 for the same period in 1999. Service charges on deposits have increased $141,000 (13.6%) for the year to date and $49,000 (13.0%) in the third quarter, to $424,000 for the period ending September 30,2000 compared to $375,000 for the same period in 1999. Transaction growth contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market decreased $154,000 (49.0%) to $160,000 through September 30, 2000, compared to $314,000 for the same period in 1999. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The decrease in fee income is driven by decreased volume. Through September 30, 2000, 105 loans with a principal balance of $13.4 million were sold compared to 175 loans with a principal balance of $22.0 million during the same period in 1999. Loans held for sale at September 30, 2000 increased to $666,000 from $426,000 at December 31, 1999. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.

NON INTEREST EXPENSE

Non-interest expense increased $254,000 (10.4%) in the third quarter of 2000, with year to date expenses increasing $2,837,000 (39.5%) to $10,027,000 through September 30, 2000 compared to $7,190,000 for the same period in 1999. Merger and restructuring related expenses accounted for $1,989,000 of the increase (see note 4). Non-interest expense excluding merger and restructuring related expenses increased $848,000 (11.8%) through September 30,2000. Salaries and benefits were similar for the third quarter of 2000, compared to 1999, but were up $320,000, year to year. Occupancy and equipment expense increased $205,000 (16.6%) to $1,445,000 through September 30, 2000, compared to $1,240,000 for the same period in 1999. The increases were due to expenses associated with the opening of branches in the last quarter of 1999 and the first quarter of 2000. Data processing expense increased $29,000 (5.9%) through the first nine months of 2000 to $519,000 from $490,000 for the same period last year. Other operating expenses increased $264,000 (15.1%) through September 30, 2000 to $2,013,000 from $1,749,000 for the same period in 1999.

INCOME TAX EXPENSE

Income tax expense decreased by $509,000 (27.2%) through the third quarter of 2000 compared to 1999 and the effective tax rate increased to 34.3% from 32.0%. The change was driven by lower income before tax and the fact that the majority of merger and acquisition costs are not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at September 30, 2000. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2000, the Bank's leverage and total risk-based ratios were 9.90% and 12.66% respectively, which exceeds the well-capitalized threshold.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

                                     PART II

ITEM 1.  Legal Proceedings
         -----------------

         None.

ITEM 2.  Changes in Securities
         ----------------------

         Not applicable.

ITEM 3.  Defaults Upon Senior Securities
         -------------------------------

         Not applicable

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

    (a)  None.

ITEM 5.  Other Information

    (a)  None.


ITEM 6.  Exhibits and Reports on Form 8 - K
         ------------------------------------

    (a)  Exhibit 27 - Financial Data Schedule.

    (b) Exhibit 99 - Safe Harbor Under The Private Securities Litigation Reform Act of 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:       November 13, 2000               /s/ Robert W. Zapp
       ---------------------------          ----------------------------------
                                            Robert W. Zapp
                                            President

Date:       November 13, 2000               /s/ Robert D. Fulkerson
       ---------------------------          -----------------------------------
                                            Robert D. Fulkerson
                                            Treasurer (Chief Financial Officer)