Form 10-K
period 2000-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2001-04-02
CIK 934547

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(Mark One)

   [ X ]    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            For the Fiscal Year December 31, 2000
                                  OR

   [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

            For the transition period from______________to___________________

                         Commission File Number: 0-25960
                                                 -------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   ------------------------------------------
             (Exact name of registrant as specified in its charter)

                   Kentucky                                61-1256535
                   --------                                -----------
       (State or other jurisdiction of                  (I.R.S. Employer
        incorporation or organization)               Identification Number)

                 1065 Burlington Pike, Florence, Kentucky 41042
                ------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (859) 371-2340

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None
                                      ----

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

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

State the issuer's revenues for its most recent fiscal year:  $ 39.1 million.
                                                              ---------------

The issuer's Common Stock is not quoted or traded on any established trading market. Using the most recent trade price of which management is aware of $19.75 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $72.9 million on March 9, 2001.

At March 9, 2001, there were 6,158,339 shares of the Registrant's Common Stock issued and outstanding.

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

         On September 30, 1995, Burnett was merged with and into BKI, as a result of which, BKFC's status as a savings and loan holding company terminated. As a bank holding company, BKFC, through BKI, is engaged in the banking business in Kentucky. Since incorporation, BKFC has engaged in no business activity other than owning the outstanding stock of BKI and Burnett.

         On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation ("FTFC") and its wholly owned subsidiary, the Fort Thomas Savings Bank ("FTSB"). FTFC was merged with and into the Company and FTSB was merged with and into BKI. Upon consummation of this acquisition, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes.

         Formed in 1990 to engage in the commercial banking business, BKI provides a variety of community-oriented consumer and commercial financial services to customers throughout Northern Kentucky. The principal business activity of BKI consists of accepting consumer and commercial deposits and using such deposits to fund residential and non-residential real estate loans and commercial, consumer, construction and land development loans. BKI's primary market area for both loans and deposits includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in Northern Kentucky. Service is provided to the market area through the main office of BKI and three branch offices in Boone County, five branch offices in Kenton County, two branch offices in Grant County, two branch offices in Campbell county, and two branch offices in the City of Florence.

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

         The deposits of BKI are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2000, approximately 76%, or $298 million, of BKI's deposits were insured in the Bank Insurance Fund ("BIF") and 24%, or $96 million, which represent deposits deemed to have been acquired through the acquisition of Burnett and FTSB, were insured in the Savings Association Insurance Fund ("SAIF"). Because of the FDIC insured deposits, BKI is subject to regulation, supervision and examination by the FDIC. See "Regulation of BKI"; "Regulatory Capital Requirements" and "Dividend Restrictions."

         As a bank incorporated under the laws of the Commonwealth of Kentucky, BKI is subject to regulation, supervision and examination by the Department of Financial Institutions of the Commonwealth of Kentucky (the "Department"). BKI is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB").

         Because BKFC's activities have been limited primarily to holding the shares of common stock of BKI, the following discussion of operations focuses primarily on the business of BKI, and information regarding the business of BKI reflects the combination of BKI and FTSB.
FORWARD-LOOKING STATEMENTS

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

         The following table sets forth the composition of BKI's loan portfolio by type of loan at the dates indicated:


                                                                As of December 31,
                             --------------------------------------------------------------------------------------------------
                                   2000               1999               1998                  1997                  1996
                             ---------------     --------------     --------------        ---------------        --------------
                             Amount       %      Amount      %      Amount       %        Amount        %        Amount       %
                             ------       -      ------      -      ------       -        ------        -        ------       -
                                                                 (Dollars in thousands)
Type of Loan:
   Nonresidential real
     estate loans           $116,974     30.4%  $ 82,698    24.7%  $ 66,449     22.0%    $ 62,932      23.2%    $ 52,312     22.4%
   One- to four-family
     residential real
     estate loans            150,222     39.1    147,316    44.1    140,159     46.4      136,172      50.2      116,705     50.0
   Commercial loans           73,538     19.1     62,320    18.7     57,877     19.1       49,172      18.1       37,803     16.2
   Consumer loans             12,661      3.3     11,819     3.5     10,286      3.4        9,303       3.4        9,765      4.2
   Construction and
     land development
     loans                    23,586      6.1     25,633     7.6     24,165      8.0       12,367       4.6       13,424      5.8
   Municipal obligations       7,849      2.0      4,568     1.4      3,346      1.1        1,475        .5        3,390      1.4
                            --------    -----   --------   -----   --------    -----     --------    ------     --------    -----
        Total loans         $384,830    100.0%  $334,354   100.0%  $302,282    100.0%    $271,421     100.0%    $233,399    100.0%
                                        =====              =====               =====                 ======                 =====
Less:
   Deferred loan fees            749                 905                948                   999                    998
   Allowance for loan
     losses                    3,806               3,257              2,897                 2,554                  2,118
                            --------            --------           --------              --------               --------
     Net loans              $380,275            $330,192           $298,437              $267,868               $230,283
                            ========            ========           ========              ========               ========

        LOAN MATURITY SCHEDULE. The following table sets forth certain information, as of December 31, 2000, regarding the dollar amount of loans maturing in BKI's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2000:


                                                               Due after 1
                                                                year to 5            Due after 5
                                    Due within one year           years                 years      Total
                                    -------------------           -----                 -----      -----
                                                          (Dollars in thousands)
Commercial loans                          $42,570                 $30,092                $876     $73,538
Construction and land
   development loans                       23,586                      --                  --      23,586
                                          -------                 -------                ----     -------
     Total                                $66,156                 $30,092                $876     $97,124
                                          =======                 =======                ====     =======

Interest sensitivity:
   With fixed rates                                               $16,519                $189
   With variable rates                                             13,573                 687
                                                                  -------                ----
     Total                                                        $30,092                $876
                                                                  =======                ====

         NON RESIDENTIAL REAL ESTATE LOANS. BKI makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either each year or every three years based upon the interest rates of the applicable one- or three- year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

         BKI limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the "LTV") on nonresidential real estate loans made by BKI is 80%, subject to certain exceptions.

         Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy for example, or due to any other reason the borrower's ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, BKI generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property's valuation.

         At December 31, 2000, BKI had a total of $117 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 30% of BKI's total loans at such date, $344,000 of which were nonperforming.

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

         The aggregate amount of BKI's residential real estate loans equaled approximately $150 million at December 31, 2000, and represented 39% of total loans at such date. At December 31, 2000, BKI had $3.5 million of non-performing loans of this type.

         COMMERCIAL LOANS. BKI offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to BKI's prime interest rate. Commercial loans typically have terms of five years.

         Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, BKI generally obtains the personal guarantees of one or more of the principals backing the borrower. At December 31, 2000, BKI had $74 million, or 19% of total loans, invested in commercial loans, $820,000 of which was non-performing.

         CONSUMER LOANS. BKI makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years.

         Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2000, BKI had $13 million, or 3% of total loans, invested in consumer loans, $384,000 of which was non-performing.

         CONSTRUCTION AND LAND DEVELOPMENT LOANS. BKI makes loans for the construction of residential and nonresidential real estate and land development purposes. Most of these loans are structured with adjustable rates of interest tied to changes in BKI's prime interest rate for the period of construction. A general contractor makes many of the construction loans originated by BKI to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold and the preparation of land for site and project development.

         Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, BKI must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2000, a total of $24 million, or approximately 6% of BKI's total loans, consisted of construction and land development loans, none of which were non-performing.

         MUNICIPAL OBLIGATIONS. BKI makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for BKI. At December 31, 2000, BKI had $8 million, or 2% of total loans, invested in municipal obligation loans, none of which were non-performing.

         LOAN SOLICITATION AND PROCESSING. BKI's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by BKI's lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, BKI obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Loan Committee for approval or rejection. If, however, the loan amount is in excess of $1.25 million, the loan will be submitted to the Executive Committee for approval or rejection.

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

         When a residential real estate loan application is approved, a lawyer's opinion of title is obtained in respect of the real estate, which will secure the loan. When a nonresidential real estate loan application is approved, title insurance is customarily obtained on the title to the real estate, which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name BKI as an insured mortgagee.

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

        DELINQUENT LOANS, NON-PERFORMING ASSETS AND CLASSIFIED ASSETS. When a borrower fails to make a required payment on a loan, BKI attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.

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

        Loans that are 90 days past due and are not well secured and in the process of collection will be placed on non-accrual status. Under-collateralized loans which are 90 days past due, will be fully or partially charged-off. The amount charged-off will be charged against the loan loss allowance.

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

        BKI's risk rating system is similar to that used by regulatory agencies. Problem assets are classified as "substandard" (risk rating 6), "doubtful" (risk rating 7) or "loss" (risk rating 8). "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectable and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

        Generally, BKI classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

        The aggregate amounts of BKI's classified assets at December 31, 2000, were as follows:

                                              (In thousands)

Substandard (risk rating 6)                        $1,712
Doubtful (risk rating 7)                              884
Loss (risk rating 8)                                    0
                                                   ------

Total classified assets                            $2,596
                                                   ======


        The following table reflects the amount of loans in delinquent status as of December 31, 2000:

                                           (In thousands)
Loans delinquent
  30 to 59 days                                $ 5,109
  60 to 89 days                                  2,377
  90 or more days                                4,135
                                               -------

    Total delinquent loans                     $11,621
                                               =======

Ratio of total delinquent loans to total
  loans                                           3.03%
                                               =======


        The following table sets forth information with respect to BKI's nonperforming assets for the periods indicated. During the periods shown, BKI had no restructured loans within the meaning of FAS No. 15. In addition, BKI evaluates loans to identify those that are "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2000, BKI had designated $1.3 million as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

                                                                             At December 31,
                                                     -----------------------------------------------------------------
                                                       2000          1999          1998          1997          1996
                                                      ------        ------        ------        ------        ------
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate:
     Nonresidential                                   $  344        $    0        $    0        $    0        $    0
     Residential                                         226         1,902         3,259         1,626           973
     Construction                                          0           361           335           309            90
     Commercial                                          192             0           159            82            14
     Consumer and other                                  122             0             0             0             0
                                                      ------        ------        ------        ------        ------
         Total                                           884         2,263         3,753         2,017         1,077
                                                      ------        ------        ------        ------        ------

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
     Nonresidential                                        0             0             0             0             0
     Residential                                       3,245           600           112             0            37
     Construction                                          0             0             0             0             0
     Commercial                                          628           210            59           101             0
     Consumer and other loans                            262           161            19            24           117
                                                      ------        ------        ------        ------        ------
          Total                                        4,135           971           190           125           154
                                                      ------        ------        ------        ------        ------

Total of non-accrual and 90 days past due loans       $5,019        $3,234        $3,943        $2,142        $1,231
                                                      ======        ======        ======        ======        ======

Percentage of total loans                               1.31%          .97%         1.31%          .79%          .53%
                                                      ======        ======        ======        ======        ======

Other nonperforming assets(2)                         $   94        $  248        $  200        $    0        $    0
                                                      ======        ======        ======        ======        ======
                                                                                                              ------

----------
(1) Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan. The amount of interest that would have been recorded on non-accrual loans was insignificant.

(2) Consists of real estate acquired through foreclosure, which is carried at the lower of cost or fair value less estimated selling expenses.


        ALLOWANCE FOR LOAN LOSSES. BKI maintains an allowance for loan losses to provide a valuation allowance for loans that might not be repaid. Senior management, with oversight responsibility provided by the Board of Directors, reviews on a monthly basis the allowance for loan losses as it relates to a number of relevant factors, including, but not limited to, historical trends in the level of non-performing assets and classified loans, current charge-offs and the amount of the allowance as a percent of the total loan portfolio. Due to a limited amount of historic experience, BKI's provisions since incorporation have been influenced by national loan loss experience applied to the portfolio outstanding. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2000, BKI's allowance for loan losses totaled $3.8 million.

         The following table sets forth an analysis of BKI's allowance for losses for the periods indicated:

                                                                           Year ended at December 31,
                                                    -----------------------------------------------------------------------
                                                     2000             1999           1998            1997             1996
                                                    -------         -------         -------         -------         -------
                                                                             (Dollars in thousands)
Balance of allowance at beginning of period         $ 3,257         $ 2,897         $ 2,554         $ 2,118         $ 1,654
Recoveries of loans previously charged off:
   Commercial loans                                      64              13               8               0               8
   Consumer loans                                        10              21              19              16               2
   Mortgage loans                                         0               0               0               0               1
                                                    -------         -------         -------         -------         -------
     Total recoveries                                    74              34              27              16              11
                                                    -------         -------         -------         -------         -------
Loans charged off:
   Commercial loans                                     383             150             431              11              43
   Consumer loans                                        78              53              60              31              10
   Mortgage loans                                       137             158              63              27              19
                                                    -------         -------         -------         -------         -------
     Total charge-offs                                  598             361             554              69              72
                                                    -------         -------         -------         -------         -------
     Net charge-offs                                   (524)           (327)           (527)            (53)            (61)
Provision for loan losses                             1,143             687             870             489             525
Merger adjustment                                       (70)              0               0               0               0
                                                    -------         -------         -------         -------         -------
Balance of allowance at end of period               $ 3,806         $ 3,257         $ 2,897         $ 2,554         $ 2,118
                                                    =======         =======         =======         =======         =======
Net charge-offs to average loans outstanding
   for period                                           .17%            .10%            .18%            .02%            .03%
                                                    =======         =======         =======         =======         =======
Allowance at end of period to loans at end of
   period                                              0.99%            .97%            .96%            .94%            .91%
                                                    =======         =======         =======         =======         =======
Allowance to nonperforming loans at end of
   period                                             75.83%         100.71%          73.47%         119.23%         172.06%
                                                    =======         =======         =======         =======         =======



        The following table provides an allocation of BKI's allowance for possible loan losses as of each of the following dates:

                                                              At December 31,
                                          ----------------------------------------------------------
                                           2000         1999         1998         1997         1996
                                          ------       ------       ------       ------       ------
                                                           (Dollars in thousands)
Loan type
  Commercial                              $1,757       $1,271       $1,007       $1,000       $  886
  Real estate                              1,497        1,438        1,528        1,285        1,002
  Consumer, CRA and credit cards             552          548          362          269          230
                                          ------       ------       ------       ------       ------

    Total allowance for loan losses       $3,806       $3,257       $2,897       $2,554       $2,118
                                          ======       ======       ======       ======       ======


         BKI increased its allowance for loan losses from $3.3 million at December 31, 1999, to $3.8 million at December 31, 2000, due primarily to growth in the loan portfolio and to increase FTSB's allowance to the level determined needed by BKI's management. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

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

         The following table sets forth the composition of BKI's securities portfolio, at the dates indicated:


                                                                             At December 31,
                                              -------------------------------------------------------------------------------
                                                       2000                        1999                       1998
                                              ----------------------      ----------------------     -----------------------
                                              Amortized        Fair       Amortized       Fair        Amortized        Fair
                                                Cost          Value         Cost          Value         Cost          Value
                                               -------       -------       -------       -------       -------       -------
                                                                           (Dollars in thousands)
Held-to-maturity securities:

   U.S. Government obligations                 $     0       $     0       $     0       $     0       $ 1,000       $ 1,006
   U.S. Government agency obligations           17,960        17,888        21,209        20,736        23,763        23,758
   Municipal and other obligations              11,780        11,768       _11,762       _11,582         9,288         9,387
                                               -------       -------       -------       -------       -------       -------

     Total held-to-maturity securities         $29,740       $29,656       $32,971       $32,318       $34,051       $34,151
                                               =======       =======       =======       =======       =======       =======

Available-for-sale securities:

   U.S. Government obligations                 $     0       $     0       $     0       $     0       $     0       $     0
   U.S. Government agency obligations           22,588        22,633        24,192        23,832        17,985        18,028
   Municipal and other obligations                   0             0             0             0             0             0
                                               -------       -------       -------       -------       -------       -------

     Total available-for-sale securities       $22,588       $22,633       $24,192       $23,832       $17,985       $18,028
                                               =======       =======       =======       =======       =======       =======


         The following table sets forth the amortized cost of BKI's securities portfolio at December 31, 2000 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.


                                  Maturing within          Maturing after one        Maturing after five
                                     one year            and within five years       and within ten years             Total
                              ---------------------      ---------------------     -----------------------    ---------------------
                              Amortized     Average      Amortized     Average       Amortized    Average     Amortized    Average
                                 Cost        Yield          Cost        Yield          Cost        Yield        Cost        Yield
                                 ----        -----          ----        -----          ----        -----        ----        -----
                                                                      (Dollars in thousands)

Held-to-maturity:
   U.S. Government              $     0          0%             0       $ 0.00%        $ 0          0.00%      $     0          0%
       obligations
   U.S. Government agency         4,000       5.37         13,960         5.95           0             0        17,960       5.82
       obligations
   Municipal and other            1,876       6.23          9,904         6.13           0          0.00        11,780       6.15
       obligations (1)

Available-for-sale:
   U.S. Government                    0       0.00              0         0.00           0          0.00             0       0.00
     obligations
   U.S. Government agency       $10,484       5.69%       $12,103         6.42%        $ 1          0.00%      $22,588       6.08%
     obligations

----------
(1) Yield stated on a tax-equivalent basis using a 34% effective rate.

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

         BKI also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by BKI from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2000 BKI had $4.6 million in retail repurchase agreements.

         BKI has a mortgage payable that is secured by a parcel of real estate owned by BKI (the "Mortgage Loan"). The Mortgage Loan has an interest rate of 9.00%, monthly payments of $2,762 and a balance of $147,000 at December 31, 2000, and $166,000 at December 31, 1999. BKI also entered into a capital lease obligation for a new branch in 1997 with a term of 20 years and a monthly payment of $4,000.

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

        The following table presents the amount of BKI's jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2000:

             Maturity                           At December 31, 2000
             --------                           --------------------
                                                   (In thousands)

             Three months or less                    $ 9,696
             Over 3 months to 6 months                 5,485
             Over 6 months to 12 months               16,363
             Over 12 months                           18,231
                                                     -------

                 Total                               $49,775
                                                     =======


         BORROWINGS. In addition to repurchase agreements and the mortgage loan described above, BKI has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB since 1994, BKI is authorized to apply for advances from the FHLB, provided certain standards are met. See "Federal Home Loan Banks." BKI had $11.7 million in long term advances outstanding as of December 31, 2000.

         The following table sets forth the maximum month end balance amount of BKI's outstanding borrowings during the years ended December 31, 2000, 1999 and 1998, along with the average aggregate balances of BKI's outstanding borrowings for such periods:

                                                 During year ended December 31,
                                             ---------------------------------------
                                               2000           1999           1998
                                               ----           ----           ----
                                                      (Dollars in thousands)
Maximum balance at any month-end during
    the period                                $61,647        $46,561        $38,695

Average balance                                40,859         27,870         20,356

Weighted average interest rate                   6.47%          5.18%          5.65%

         The following table sets forth certain information as to borrowings, excluding the Mortgage Loan and the capital lease obligation, at the dates indicated:

                                                December 31,
                                     -------------------------------------
                                       2000           1999          1998
                                       ----           ----          ----
                                             (Dollars in thousands)

Borrowings outstanding               $24,338        $32,434        $22,924
Weighted average interest rate          6.43%          5.09%          5.67%


        ASSET/LIABILITY MANAGEMENT. BKI's earnings depend primarily upon its net interest income, which is the difference between its interest income on its interest-earning assets, such as mortgage loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, re-pricing and timing differences of interest-earning assets and interest-bearing liabilities, earnings will be affected differently under various interest rate scenarios. BKI has sought to limit these net income fluctuations and manage interest rate risk by originating adjustable-rate loans and purchasing relatively short-term and variable-rate investments and securities.

         BKI's interest rate spread is the principal determinant of BKI's net interest income. The interest rate spread can vary considerably over time because asset and liability re-pricing do not coincide. Moreover, the long-term and cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates.

         The ability to maximize net interest income is largely dependent upon sustaining a positive interest rate spread during fluctuations in the prevailing level of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either re-price or mature within a given period of time. The difference, or the interest rate re-pricing "gap," provides an indication of the extent to which a financial institution's interest rate spread will be affected by changes in interest rates. A positive gap occurs when interest-earning assets exceed interest-bearing liabilities re-pricing during a designated time frame. Conversely, a negative gap occurs when interest-bearing liabilities exceed interest-earning assets re-pricing within a designated time frame. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income, and during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would have the opposite effect.

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

         The following table sets forth the amounts of BKI's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2000, which are scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on BKI's net interest income because the re-pricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond BKI's control. As a result, certain assets and liabilities may in fact mature or re-price at different times and in different volumes than indicated. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                                                                                1 through
                                             Within 3 Months  4 - 12 Months       5 years      Over 5 years    Total
                                             ---------------  -------------       -------      ------------    -----
                                                                     (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                            $       0        $      0        $      0       $     0       $      0
   Interest bearing deposits with banks                  0               0               0             0              0
   Securities                                        4,359          15,338          36,031             4         55,732
   Loans receivable(1)                             113,749          76,907         180,337        13,837        384,830
                                                 ---------        --------        --------       -------       --------

     Total interest-earning assets                 118,108          92,245         216,368        13,841        440,562
                                                 ---------        --------        --------       -------       --------

Interest-bearing liabilities:
   Savings deposits                                 12,708               0               0             0         12,708
   Money market deposit accounts                    80,808               0               0             0         80,808
   NOW accounts                                     91,656               0               0             0         91,656
   Certificates of deposit                          23,559          64,849          42,975             0        131,383
   IRA's                                             2,256           8,171          14,486             0         24,913
   Federal funds purchased                           8,027               0               0             0          8,027
   Repurchase agreements                             4,616               0               0             0          4,616
   Short-term borrowings                                 0               0               0             0              0
   Other borrowings                                      0               0               0             0              0
   Notes payable                                     5,507              22             143         6,502         12,174
                                                 ---------        --------        --------       -------       --------

     Total interest-bearing liabilities            229,137          73,042          57,604         6,502        366,285
                                                 ---------        --------        --------       -------       --------

Interest-earning assets less
   Interest-bearing liabilities                  $(111,029)       $ 19,203        $158,764       $ 7,339       $ 74,277
                                                 =========        ========        ========       =======       ========

Cumulative interest-rate sensitivity gap $        (111,029)       $(91,826)       $ 66,938       $74,277
                                                                  ========        ========       =======

Cumulative interest-rate gap as a
   percentage of total interest earning assets      (25.20)%        (20.84)%         15.19%        16.86%
                                                 =========        ========        ========       =======

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


                                                                           Year ended December 31,
                                     -----------------------------------------------------------------------------------------------
                                                    2000                            1999                           1998
                                     -----------------------------   ------------------------------  -------------------------------
                                       Average     Interest            Average     Interest            Average    Interest
                                     Outstanding   earned/  Yield/   Outstanding    earned/  Yield/  outstanding   earned/    Yield/
                                       balance       paid    rate      balance       paid     rate     balance      paid       rate
                                       -------       ----    ----      -------       ----     ----     -------      ----       ----
                                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)             $359,009    $32,865   9.15%    $314,755      $27,529   8.75%    $286,390    $26,027     9.09%
   Securities (2)                        57,406      3,415   5.95       54,164        3,003   5.54       39,641      2,283     5.76
   Other interest-earning assets          4,340        354   8.16        7,430          529   7.12       10,612        696     6.56
                                       --------    -------            --------      -------            --------    -------
     Total interest-earning assets      420,755     36,634   8.71      376,349       31,061   8.25      336,643     29,006     8.62
                                       --------    -------   ----     --------      -------   ----     --------    -------     ----

Non-interest-earning assets              23,872                         20,388                           17,383
                                       --------                       --------                         --------
     Total assets                      $444,627                       $396,737                         $354,026
                                       ========                       ========                         ========

Interest-bearing liabilities:
   Transaction accounts                 157,282      7,314   4.65      132,100        4,808   3.64     $ 93,012      3,366     3.62
   Time deposits                        152,073      9,057   5.96      158,626        8,719   5.50      169,424      9,855     5.82
   Borrowings                            40,859      2,644   6.47       27,870        1,445   5.18       20,356      1,150     5.65
                                       --------    -------            --------      -------            --------    -------
     Total interest-bearing
       liabilities                      350,214     19,015   5.43      318,596       14,972   4.70      282,792     14,371     5.08
                                       --------    -------   ----     --------      -------   ----     --------    -------     ----

Non-interest-bearing liabilities         50,680                         38,767                           32,593
                                       --------                       --------                         --------
     Total liabilities                  400,894                        357,363                          315,385

Shareholders' equity                     43,733                         39,374                           38,641
                                       --------                       --------                         --------

     Total liabilities and
       shareholders' equity            $444,627                       $396,737                         $354,026
                                       ========                       ========                         ========

Net interest income                                $17,619                          $16,089                        $14,635
                                                   =======                          =======                        =======
Interest rate spread                                         3.28%                            3.55%                            3.54%
                                                             =====                            =====                            =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                  4.19%                            4.28%                            4.35%
                                                             =====                            =====                            =====
Average interest-earning assets to
   interest-bearing liabilities          120.14%                        118.13%                          119.04%
                                         =======                        =======                          =======

---------------------------
(1) Includes non-accrual loans.
(2) Income presented on a tax equivalent basis using a 34% tax rate. The tax equivalent adjustment was $387,000, $320,000, and $201,000 in 2000, 1999 and
1998 respectively.

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


                                                                          Year ended December 31,
                                                 ----------------------------------------------------------------------------------
                                                            2000 vs. 1999                               1999 vs. 1998
                                                 -------------------------------------        ------------------------------------
                                                          Increase (Decrease)                        Increase (Decrease)
                                                                due to                                      due to
                                                                ------                                      ------
                                                  Volume         Rate           Total         Volume          Rate         Total
                                                 -------        -------        -------        -------        -----        -------
                                                                       (Dollars in thousands)
Interest income attributable to:
   Loans receivable                              $ 4,007        $ 1,329        $ 5,336        $ 2,421        $(920)       $ 1,502
   Securities                                        186            226            412            802          (81)           720
   Other interest-earning assets(1)                 (269)            94           (175)          (234           67           (167)
                                                 -------        -------        -------        -------        -----        -------

     Total interest-earning assets                 3,924          1,649          5,573          2,989         (934)         2,055
                                                 -------        -------        -------        -------        -----        -------

Interest expense attributable to:
   Transactions accounts                           1,020          1,486          2,506          1,423           19          1,442
   Time deposits                                    (331)           669            338           (610)        (526)        (1,136)
   Borrowings                                        782            417          1,199            380          (85)           295
                                                 -------        -------        -------        -------        -----        -------

     Total interest-bearing liabilities            1,471          2,572          4,043          1,193         (592)           601
                                                 -------        -------        -------        -------        -----        -------

Increase (decrease) in net interest income       $ 2,453        $  (923)       $ 1,530        $ 1,796        $(342)       $ 1,454
                                                 =======        =======        =======        =======        =====        =======

-------
(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.


COMPETITION

         BKI competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, BKI competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. BKI competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

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

PERSONNEL

        As of December 31, 2000, BKI had 109 full-time employees and 35 part-time employees. BKI believes that relations with its employees are excellent. BKI offers health, disability, and life insurance benefits to full-time employees. BKI has a profit sharing plan for all employees 21 years of age or older who work at least 1,000 hours per year. None of the employees of BKI are represented by a collective bargaining unit.

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

        In general, BKFC is only permitted to engage in activities deemed by the FRB to be closely related to banking. FRB regulations contain a list of activities that are deemed closely related to banking. Generally, many securities and insurance activities, most real estate development activities and most industrial operations, are not deemed to be closely related to banking. In addition, the FRB could require that BKFC terminate any activity, if the FRB deems the activity to constitute a serious risk to the financial soundness of BKI.

        On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act (also known as the Financial Services Modernization Act of 1999). The Financial Services Modernization Act, which became effective March 11, 2000, permits bank holding companies to become financial holding companies and thereby affiliate with securities firms and insurance companies and engage in other activities that are financial in nature. A bank holding company may become a financial holding company if each of its subsidiary banks is well capitalized under the FDIC Act of 1991 prompt corrective action provisions, is well managed, and has at least a satisfactory rating under the Community Reinvestment Act, by filing a declaration that the bank holding company wishes to become a financial holding company. No regulatory approval will be required for a financial holding company to acquire a company, other than a bank or savings association, engaged in activities that are financial in nature or incidental to activities that are financial in nature, as determine by the FRB.

        The Financial Services Modernization Act defines "financial in nature" to include:

               o    securities underwriting, dealing and market making;

               o    sponsoring mutual funds and investment companies;

               o    insurance underwriting and agency;

               o    merchant banking; and

               o activities that the FRB has determined to be closely related to banking.

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


         It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. See "Regulatory Capital Requirements" and "Dividend Restrictions" regarding minimum capital levels to which BKFC will be subject and regulatory limits on BKFC's ability to pay dividends to stockholders. As a bank holding company, BKFC must notify the FRB if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC's net worth.

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

         Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2000, the maximum the Bank could lend to any one borrower generally equaled $4.7 million and equaled $7.1 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

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

         The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and BKI at December 31, 2000:

                                     At December 31, 2000
                         -------------------------------------------------
                                 BKFC                        BKI
                         --------------------       ----------------------
                          Amount      Percent        Amount       Percent
                          ------      -------        ------       -------
                                      (Dollars in thousands)

Tier 1 risk-based        $47,747       11.74%       $46,258        11.38%
Requirement               16,273        4.00         16,252         4.00
                         -------       -----        -------        -----
Excess                   $31,474        7.74%       $30,006         7.38%
                         =======        ====        =======         ====

Total risk-based         $51,553       12.67%       $50,064        12.32%
Requirement               32,545        8.00         32,504         8.00
                         -------       -----        -------        -----
Excess                   $19,008        4.67%       $17,560         4.32%
                         =======        ====        =======         ====

Leverage ratio           $47,747       10.44%       $46,258        10.12%
Requirement               18,290        4.00         18,290         4.00
                         -------       -----        -------        -----
Excess                   $29,457        6.44%       $27,968         6.12%
                         =======        ====        =======         ====


         The FDIC may require an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates.

         The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. BKI's capital levels at December 31, 2000, meet the standards for the highest level, a "well-capitalized" institution.

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

         If the FRB or the FDIC, respectively, determines that a bank holding company or a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the entity, could include the payment of dividends), that regulator may require, after notice and hearing, that such bank holding company or bank cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that BKFC and BKI can pay as dividends.

         At December 31, 2000, BKI had capital in excess of the FDIC's most restrictive minimum capital requirements in an amount equal to $9 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 2000 BKFC paid a cash dividend of $.08 per share totaling $458,000.

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

        The deposits of Burnett and FTSB obtained by BKI in the mergers, which at December 31, 2000 was $96 million, including the attributed growth factor, remain insured by the SAIF. BKI is a member of the BIF, and, at December 31, 2000, it had $298 million in deposits insured in the BIF.

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

FRB RESERVE REQUIREMENTS

        FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $42.8 million of such accounts (subject to an exemption of up to $5.5 million), and of 10% of net transaction accounts in excess of $42.8 million. At December 31, 2000, BKI was in compliance with this reserve requirement.

ACQUISITIONS OF CONTROL

        Acquisitions of controlling interests of BKFC and BKI are subject to limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or BKI by merger also require regulatory approval.

FEDERAL HOME LOAN BANKS

         The Federal Home Loan Banks provide credit to their members in the form of advances. BKI is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of BKI's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. BKI is in compliance with this requirement with an investment in stock of the FHLB of $3,359,000 at December 31, 2000. Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital.

FEDERAL TAXATION

         BKFC. BKFC and BKI file a consolidated federal income tax return on a calendar year basis. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

         BKI. With certain exceptions, BKI is subject to the federal tax laws and regulations that apply to corporations generally. One such exception permits a bank (other than a bank which has assets the total average adjusted bases of which exceed $500 million or, if the bank is a member of a consolidated group, the total average adjusted bases of all assets of the group exceed $500 million) to deduct a reasonable addition to the reserve for bad debts in lieu of any deduction for bad debts allowable to other corporations. The deductible addition that a bank may make to its reserve may be based only on the experience method whereby generally it will be permitted to add to its bad debt reserve the amount called for on the basis of its actual experience as shown by losses for the current year and the five preceding tax years.

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

         State banks are subject to state and local ad valorem taxes on tangible personal property and real property that is not otherwise exempt from taxation. The rates of taxation for tangible personal property vary depending on the character of the property. The state rate of taxation on real property equals $0.315 per $100 of value as of January 1 each year.

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

         A corporation's taxable "capital" generally includes its stock holdings in other corporations. However, a Kentucky-domiciled corporation holding directly or indirectly stock or securities in other corporations equal to or greater than 50% of its total assets may, at the corporation's option, be considered as one taxpayer for purposes of determining and apportioning total capital, or it may compute its capital by: (a) computing the total capital used in the business; and (b) deducting the book value of its investment in the stock and securities of any corporation in which it owns more than 50% of the outstanding stock. The term "book value" means the value as shown on financial statements prepared for book purposes as of the last day of the corporation's calendar or fiscal year. Thus, in calculating its taxable "capital" for Kentucky license (franchise) tax purposes, BKFC will be able to deduct the book value of its investments in the stock of its wholly owned subsidiaries, i.e., BKI.

         Domestic corporations are subject to state and local ad valorem taxes on tangible personal property and real property that is not otherwise exempt from taxation. The rates of taxation for tangible personal property vary depending on the character of the property. The state rate of taxation on real property equals $0.315 per $100 of value as of January 1 each year. Thus, BKFC is subject to ad valorem taxation on its taxable tangible personal property and real property.

         BKI, as a financial institution, is exempt from both the corporate income and license taxes.

ITEM 2. PROPERTIES

         The following table sets forth certain information at December 31, 2000, regarding properties on which the offices of BKI are located:

Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      --------------
Main Office                             Leased                   1991                12,300                   --
1065 Burlington Pike
Florence, KY

Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      --------------

Weaver Road Operations                  Leased                   1992                 3,000                   --
Center  (2)
166 Weaver Road
Florence, KY

Independence Branch                     Leased                   1995                   750                   --
Industrial Road and Turkeyfoot
Independence, KY

Belleview Branch                        Leased                   1992                 1,000                   --
6710 McVille Road
Burlington, KY

Houston Road Branch                     Leased                   1994                 2,600                   --
4748 Houston Road
Florence, KY

Walton Branch                            Owned                   1994                 2,100             $652,000
116 Stephenson Mill Road              (No liens)
Walton, KY

19th and Madison Branch(3)               Owned                   1998                 2,300             $469,000
1831 Madison Avenue                   (No liens)
Covington, KY

Nicholson Branch                        Leased                   1997                 1,600                   --
12020 Madison Pike
Independence, KY

Erlanger Branch                         Leased                   1997                 2,000                   --
3133 Dixie Hwy
Erlanger, KY

U S 42 Branch                           Leased                   1997                 2,800                   --
8660 Haines Drive
Florence, KY

Mt. Zion Branch (4)                      Owned                   1998                 2,800           $1,083,000
330 Mt. Zion Road
Florence, KY

Dry Ridge Wal-Mart                      Leased                   1999                   600                   --
20 Ferguson Boulevard
Dry Ridge, KY

Covington Branch                        Leased                   1999                 4,000                   --
230 Scott Street
Covington, KY

Dry Ridge Branch                         Owned                   2000                 2,800           $1,122,000
12 Taft Highway
Dry Ridge, KY

Ft. Thomas Branch                        Owned                   2000                 3,336             $109,000
25 N. Ft. Thomas Avenue
Ft. Thomas, KY

Alexandria Branch                        Owned                   2000                 3,000             $243,000
7612 Alexandria Pike
Alexandria, KY

----------------------------

(1)  Net book value amounts are for land, buildings and improvements.

(2) The Weaver Road branch was relocated to Mt. Zion Road and the Weaver Road branch was converted to an operations center.

(3) The Covington branch was vacated and relocated to 19th Street and Madison Avenue.

(4)  Relocation of the Weaver Road Branch to Mt. Zion Road.

         BKI leases the Main Office, Weaver Road, Belleview, Nicholson, U.S. 42, and Houston Road branches under operating lease agreements with some of its directors and/or their family members. See Part III, Item 12 - "Certain Relationships and Related Transactions." Total rental expense under these operating lease agreements was $426,000 and $422,000 for the years ended December 31, 2000 and 1999, respectively. BKI believes all of its office locations are adequately insured.

         BKI also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of BKI's investment in office premises and equipment totaled $6.2 million at December 31, 2000.

ITEM 3. LEGAL PROCEEDINGS

         Neither BKFC nor BKI is presently involved in any legal proceedings of a material nature. From time to time, BKI is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by BKI.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of stockholders of BKFC during the last quarter of the fiscal year ended December 31, 2000.



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

                                     Firstar
                           Corporate Trust Department
                          425 Walnut Street (6th Floor)
                              Cincinnati, OH 45202

LEGAL COUNSEL

The Bank of Kentucky Financial Corporation's legal counsel is:

                            Ziegler & Schneider, PSC
                               541 Buttermilk Pike
                               Covington, KY 41017

ANNUAL MEETING

The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation will be held on April 20, 2001, at 5:00 p.m., local time, at Triple Crown Country Club, One Triple Crown Blvd., Union, KY 41091.

ANNUAL REPORT ON FORM 10-K

A copy of The Bank of Kentucky Financial Corporation's Annual Report on Form 10-K for fiscal year 2000, as filed with the Securities and Exchange Commission, will be available at no charge to stockholders upon request to:

                              The Bank of Kentucky
                                  P.O. Box 577
                             Florence, KY 41022-0577
                        Attention: Senior Vice President

MARKET PRICE OF THE COMPANY'S COMMON STOCK AND DIVIDENDS DECLARED

There were 6,156,917 shares of common stock of the Company outstanding on December 31, 2000 which were held of record by 1,016 shareholders. The Board of Directors declared cash dividends of $.03 per share in March 1998, $.04 per share in March 1999, $.04 per share in March 2000 and $.04 per share in September 2000. There is no established public trading market for the Company's stock, although information about the Company's stock is posted on the OTC Bulletin Board service under the symbol "BKYF". The price paid in the last transaction known to management before the printing of this Report was $19.75. The following brokerage firms trade the Company's common stock:

                                                      Robert W. Baird & Co.
 Gradison/McDonald       Fifth Third Securities           Incorporated
 580 Walnut Street         110 N Main Street            9449 Kenwood Road
Cincinnati, OH 45202       Dayton, Ohio 45402          Cincinnati, OH 45242
    Jim Williams               Ron Cross                   John Adams
   (513) 579-5000            1-800-829-3536              1-888-784-4856

ITEM 6. SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2000. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands                                                        For Year Ended December 31st
Except Per Share Amounts) (a)                             2000             1999            1998             1997            1996
                                                      ---------------------------------------------------------------------------
EARNINGS:
Total Interest Income                                 $ 36,247         $ 30,741        $ 28,805         $ 25,217        $ 21,484
Total Interest Expense                                  19,015           14,972          14,371           12,456          10,417
                                                      --------         --------        --------         --------        --------
     Net Interest Income                                17,232           15,769          14,434           12,761          11,067
Provision for Loan Losses                                1,143              687             870              489             524
Noninterest Income                                       2,850            2,571           2,581            1,581             945
Noninterest Expense                                     12,747            9,634           8,600            7,615           7,541
                                                      --------         --------        --------         --------        --------
     Income Before Income Taxes                          6,192            8,019           7,545            6,238           3,947
Federal Income Taxes                                     1,979            2,285           2,490            2,082           1,311
                                                      --------         --------        --------         --------        --------
     Net Income                                       $  4,213         $  5,734        $  5,055         $  4,156        $  2,636
                                                      ========         ========        ========         ========        ========
PER COMMON SHARE DATA:
Basic Earnings                                        $   0.69         $   0.94        $   0.83         $   0.62        $   0.39
Diluted Earnings                                          0.68             0.93            0.83             0.62            0.39
Dividends Paid (b)                                        0.08             0.04            0.03             0.03            0.03
BALANCES AT DECEMBER 31:
Total Investment Securities                           $ 52,373         $ 56,803        $ 52,079         $ 36,362        $ 33,158
Total Loans                                            384,081          333,449         301,334          270,422         232,401
Allowance for Loan Losses                                3,806            3,257           2,897            2,554           1,752
Total Assets                                           470,129          422,259         384,378          328,722         285,133
Noninterest Bearing Deposits                            52,253           49,678          39,916           31,638          29,334
Interest Bearing Deposits                              341,468          293,910         280,793          239,427         206,060
Total Deposits                                         393,721          343,588         320,709          271,065         235,394
Total Shareholders' Equity                              47,777           42,584          37,161           36,113          33,306
OTHER STATISTICAL INFORMATION:
Return on Average Assets                                 0.95%            1.45%           1.43%            1.37%           1.00%
Return on Average Equity                                 9.63%           14.56%          13.08%           12.20%           7.28%
Dividend Payout Ratio (b)                               11.59%            4.26%           3.61%            4.84%           7.63%
CAPITAL RATIOS AT DECEMBER 31:
Total Equity to Total Assets                            10.16%           10.08%           9.67%           10.99%          11.68%
Tier 1 Leverage Ratio                                   10.12%           10.73%          10.50%           10.77%          12.53%
Tier 1 Capital to Risk-Weighted Assets                  11.38%           12.25%          13.67%           14.53%          15.70%
Total Risk-Based Capital to Risk-Weighted Assets        12.32%           13.19%          14.74%           15.59%          16.71%
LOAN QUALITY RATIOS AT DECEMBER 31:
Allowance for Loan Losses
     To Total Loans                                       .99%            0.97%           0.96%            0.94%           0.91%
Allowance for Loan  Losses
     To Nonperforming Loans                             75.83%          100.71%          73.47%          119.23%         172.06%
Net Charge-Offs to Average Net Loans                     0.15%            0.10%           0.18%            0.02%           0.03%
--------------------------------------------------------------------------------------------------------------------------------

(a) Financial Data reflects a combination accounted for as a pooling of interest. See Managements Discussion and Analysis of Financial Condition and The Results of Operation-General.

(b)  Dividends per share are the Company's historical dividends.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                DECEMBER 31, 2000


                                     GENERAL

The business of The Bank of Kentucky Financial Corporation (BKFC or the Corporation) consists of holding and administering its interest in The Bank of Kentucky, Inc. (the Bank). BKFC conducts basic banking operations from locations in Boone, Kenton, Campbell, and Grant Counties in Northern Kentucky. The majority of the Corporation's revenue is derived from its loan portfolio. The loan portfolio is diversified and the ability of debtors to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of BKFC's loans.

On June 14, 2000, BKFC consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank
(FTSB). FTFC was merged with and into BKFC and FTSB was merged with and into the Bank. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. For years prior to 2000, these financial statements combine the historical financial position of FTFC as of September 30 with the historical financial position of the Company as of December 31 and combine FTFC's results of operations for the years ended September 30 with the Company's results of operations for the years ended December 31. Dividends per share are the Company's historical dividends.

                               FINANCIAL CONDITION

Total assets at December 31, 2000 were $470,129,000 compared to $422,259,000 at December 31, 1999, an increase of $47,870,000 (11.3%). This increase was primarily due to a $50,083,000 (15.2%) increase in net loans from $330,192,000 at December 31, 1999 to $380,275,000 at December 31, 2000. All loan categories increased, with the largest increase in the non-residential real estate category of $34,276,000 (41.4%). The asset growth was funded by an increase in deposits of $50,133,000 (14.6%), from $343,588,000 at December 31,1999 to $393,721,000 at
December 31, 2000.

                              RESULTS OF OPERATIONS

SUMMARY

Net income was $4,213,000 for the year ended December 31, 2000 compared to $5,734,000 in 1999, a decrease of $1,521,000 (26.5%). The decrease in earnings was due primarily to restructuring and merger expenses incurred, which aggregated to $1,500,000 net of taxes. Net income for the year ended December 31,1999 increased $679,000 (13.4%) over the $5,055,000 recorded in 1998. The increase in earnings was driven an improvement in net interest income, offset by increased noninterest expense.

NET INTEREST INCOME

Net interest income grew to $17,232,000 in 2000, an increase of $1,463,000 (9.3%) over the $15,769,000 earned in 1999. The increase was driven by volume, with average earning assets and average interest- bearing liabilities growing by 11.8% and 9.9% respectively. The increase was partially offset by the net interest margin decreasing to 4.19% in 2000 from 4.28% in 1999 due to a 15.5% increase in cost of funds compared to a 5.6% increase in yield on earning assets. Net interest income in 1999 increased $1,335,000 (9.3%) over the $14,434,000 earned in 1998. The increase was, also, driven by volume, with average earning assets and average interest- bearing liabilities growing by 11.7% and 11.3%, respectively. The impact of this growth was partially offset by a decrease in the net interest margin to 4.28% for 1999 compared to 4.35% for 1998.

PROVISION FOR LOAN LOSSES

The loan loss provision was $1,143,000 for the year ended December 31, 2000 compared to $687,000 for 1999. Approximately $330,000 of the provision can be attributed to increasing FTSB's allowance to the level desired by Bank management. The remainder of the increase was in response to higher net charge offs and to maintain the allowance at the level indicated as needed by management's quarterly analysis. Net charge-offs for 2000 increased to $524,000 compared to $327,000 in 1999. Total non-accrual loans and loans past due 90 days or more increased to $4,989,000 (1.30% of loans outstanding) at December 31, 2000 compared to $3,533,000 (1.06% of loans outstanding) at year end 1999. Most of the increase was in the commercial real estate category with two well secured loans accounting for $968,000 of the total. The loan loss provision was $687,000 for the year ended December 31, 1999 compared to $870,000 for 1998. The provision was decreased due lower net charge offs of $327,000 for 1999 compared to $527,000 for 1998. Total non-accrual loans and loans past due 90 days or more decreased to $3,533,000 (1.06% of loans outstanding) at December 31, 1999 compared to $3,943,000 (1.31% of loans outstanding) at year end 1998.

Management evaluates the sufficiency of the Bank's allowance for loan losses on a quarterly basis and the result of that analysis dictates the level of the provision for loan losses recorded as expense. Management's analysis includes the review of specific credits, which are selected based on identified weaknesses in the performance of the credit or concern about collateral valuation. Portions of the allowance for loan losses are allocated to those loans, based upon historical loss experience and management's expectations about economic trends and conditions affecting the Bank's customers. Based upon their quarterly analysis of the loan portfolio, management is satisfied that the allowance for loan losses is adequate at December 31, 2000.

NONINTEREST INCOME

Total noninterest income increased by $279,000 (10.9%) to $2,850,000 for 2000, compared to $2,571,000 for 1999. Service charges on deposits increased $203,000 (14.4%) to $1,614,000 for 2000, compared to $1,411,000 for 1999. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Increases in service charges on deposits and other noninterest income were offset by a decrease in gains on the sale of loans in the secondary market. Interest rate increases slowed mortgage refinancing activity and adversely affected gains on sales of real estate loans in the secondary market. These gains decreased $132,000 (34.8%) to $247,000 in 2000, compared to $379,000 for 1999. This income results from the sale, service released, of fixed rate residential real estate mortgage loans. Other fees increased $208,000 (26.6%) to $989,000 for 2000, compared to $781,000 for
1999. Increases in debit card interchange fees and ATM surcharge fees accounted for $153,000 of the increase partially offset by a $19,000 decrease in fees from the sale of SBA loans.

Total noninterest income decreased $10,000 (.39%) to $2,571,000 for 1999, compared to $2,581,000 for 1998. A slow down in refinancing activity adversely effected gains on sales of real estate loans in the secondary market with a decrease of $317,000 to $379,000 for 1999 compared to $696,000 for 1998. This was partially offset by an increase in service charge on deposits of $230,000 (19.4%) to $1,411,000 for 1999 compared to $1,181,000 for 1998. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Other fees increased $77,000 (10.9%) to $781,000 for 1999, compared to $704,000 for 1998. Increases in debit card fees and ATM surcharge fees accounted for $107,000 of the increase, partially offset by a $66,000 decrease in fees from the sale of SBA loans.

NONINTEREST EXPENSE

Noninterest expense increased $3,113,000 (32.3%) to $12,747,000 for 2000, compared to $9,634,000 in 1999. Most of the increase was due to restructuring and merger and acquisition expenses related to the Fort Thomas acquisition of $1,993,000. Occupancy and equipment expense, driven by additional locations and technology investments, increased $210,000 (12.1%) to $1,944,000 for 2000, compared to $1,734,000 in 1999. Higher rental expense associated with one new branch opening in the fourth quarter and rental increases at existing branch locations accounted for $101,000 (48.1%) of the increase. Depreciation expenses, both leasehold and bank building, associated with the new branch locations accounted for $33,000 (15.8%) of the increase. The Bank continued to upgrade and replace personal computers and software, which resulted in higher equipment depreciation expense which generated $84,000 (40.0%) of the increase. Salary and benefit expense for 2000 was $5,015,000 compared to $4,705,000 for 1999, an increase of $310,000 (6.6%). Staffing expenses associated with the opening of two new branches and annual merit increases accounted for most of the increase. Other operating expenses increased $537,000 (21.1%) to $3,080,000 for 2000, compared to $2,543,000 for 1999. ATM expenses accounted for $107,000 (19.9%) of the increase resulting from the expansion of the ATM network. Checkbook expenses accounted for $53,000 (9.9%) of the increase due to reissue of checks as a result of the merger. Donation expenses increased $60,000 (260.9%) to $83,000 for 2000 compared to $23,000 for 1999.

Noninterest expense increased $1,034,000 (12.0%) to $9,634,000 for 1999, compared to $8,600,000 in 1998. Occupancy and equipment expense, driven by additional locations and technology investments, increased $241,000 (16.1%) to $1,734,000 for 1999, compared to $1,493,000 in 1998. Higher rental expense associated with one new branch opening in the third quarter and rental increases at existing branch locations accounted for $44,000 (18.3%) of the increase. Salary and benefit expense for 1999 was $4,705,000 compared to $4,320,000 for 1998, an increase of $385,000 (8.9%). Staffing expenses associated with the opening of one new branch and annual merit increases accounted for most of the increase. Other operating expenses increased $342,000 (15.5%) to $2,543,000 for 1999, compared to $2,201,000 for 1998. ATM expenses accounted for $87,000 (25.4%) of the increase resulting from the expansion of the ATM network.

TAX EXPENSE

Federal income tax expense decreased $306,000 (13.4%) to $1,979,000 for 2000 compared to $2,285,000 for 1999, due primarily to a decrease in earnings partially offset by a higher effective tax rate of 32.0% for 2000 compared to 28.5% for 1999. The higher effective tax rate was due to non-deductible merger and acquisition expenses of $543,000 and not having any tax credit in 2000. Federal income tax expense decreased $205,000 (8.2%) to $2,285,000 for 1999 compared to $2,490,000 for 1998 due primarily to a tax credit of $287,000 for the restoration of a historic building for a branch site in the inner city. This is a non-recurring credit, without which tax expense would have increased to $2,572,000 for 1999. Ignoring the credit, the effective tax rate for 1999 was 32.1%.

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

BKFC engages in a formal process of measuring and defining the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and /or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate "gap" measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates.

At December 31, 2000, BKFC's twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $44,026,000 (10.2% of interest earning assets). At December 31, 1999 the one year interest rate gap was negative $29,985,000 (7.5% of interest earning assets). An assumption contributing to this result is that fifty percent of all interest-bearing demand and savings accounts can change within one year if market rates change. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts. BKFC's asset/liability management policy establishes guidelines governing the amount of interest rate risk the Corporation wishes to assume, and management continually monitors BKFC's gap position and other key indicators.

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2000 (dollars in thousands) and shows the contractually projected maturities, and related average interest rates, for each of the next five years and thereafter:

                                     2001       2002       2003      2004      2005       THEREAFTER      TOTAL     FAIR VALUE
                                 ----------------------------------------------------------------------------------------------
MATURING IN:
ASSETS

  Fixed Securities                 16,338     13,705     10,570     9,890     1,870             0        52,373         52,289

  Average Interest Rate              5.48%      5.54%      5.16%     5.64%     6.62%            0%

  FHLB Stock                        3,359         --         --        --        --            --         3,359          3,359

  Average Interest Rate              7.34%        --         --        --        --            --            --             --

  Fixed Rate Loans                 24,578     12,597      7,431     5,593     5,593         8,496        64,288         63,555

  Average Interest Rate              8.33%      8.29%      9.00%     9.08%     9.08%         9.10%           --             --

  Variable Rate Loans             205,552     54,173     49,494     4,620     4,620         1,641       320,100        315,761

  Average Interest Rate              9.22%      8.08%      8.83%     8.62%     8.62%         9.94%           --             --

LIABILITIES

  Savings, NOW, MMA               185,173         --         --        --        --            --       185,173        185,173

  Average Interest Rate              4.84%        --         --        --        --            --            --             --

  CD's and IRA's                   98,835     47,790      5,461     3,165     1,044             0       156,295        158,015

  Average Interest Rate              6.28%      6.71%      6.54%     6.64%     6.89%            0%           --             --

  Borrowings                       12,643         --         --        --        --            --        12,643         12,643

  Average Interest Rate             6.335         --         --        --        --            --            --             --

  Notes Payable                        --         --         --        --        --        12,174        12,174         11,926

  Average Interest Rate                --         --         --        --        --          5.88%           --             --

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. During 2000, BKFC funded its loan growth with deposits and short-term borrowings. At December 31, 2000, BKFC's customers have available $77,341,000 in unused lines and letters of credit, and BKFC has further extended loan commitments totaling $1,300,000. Historically many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, BKFC has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, BKFC has $22,633,000 of securities designated as available-for-sale and an additional $5,876,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC's liquidity is sufficient at December 31, 2000 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2000 BKFC paid cash dividends of $.08 per share totaling $458,000.

The FDIC has issued regulations that relate a bank's deposit insurance assessment and certain aspects of its operations to specified capital levels. A "well-capitalized" bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. At December 31, 2000 BKFC's leverage and total risk-based capital ratios, which are substantially the same as the Bank's, were 10.1% and 12.3%, respectively, which exceed the well-capitalized threshold.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

                     [INCORPORATED BY REFERENCE TO ITEM 7.]

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                               Florence, Kentucky

                              FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998




                                    CONTENTS








REPORT OF INDEPENDENT AUDITORS....................................    1


CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS...................................    3

    CONSOLIDATED STATEMENTS OF INCOME.............................    4

    CONSOLIDATED STATEMENTS OF CHANGES IN
      SHAREHOLDERS' EQUITY........................................    5

    CONSOLIDATED STATEMENTS OF CASH FLOWS.........................    6

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................    7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Florence, Kentucky


We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated balance sheet as of December 31, 1999 and related consolidated statements of income, changes in shareholder's equity, and cash flows for the years ended December 31, 1999 and 1998 have been restated to reflect the Fort Thomas Financial Corporation and The Bank of Kentucky Financial Corporation pooling of interests, as described in note 1. We did not audit the separate 1999 and 1998 financial statements of Fort Thomas Financial Corporation, which statements reflect (in thousands) total assets of $99,849 and total liabilities of $86,187 for 1999, and net income of $1,020 and $989 for 1999 and 1998. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Fort Thomas Financial Corporation for 1999 and 1998, is based solely on the reports of the other auditors.

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



--------------------------------------------------------------------------------

In our opinion, based on our audits and the reports of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with generally accepted accounting principles.





                                               Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 24, 2001



--------------------------------------------------------------------------------

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------



                                                                          2000               1999
                                                                          ----               ----
ASSETS
     Cash and due from banks                                           $  22,248          $  15,850
     Federal funds sold                                                       --              3,557
                                                                       ---------          ---------
         Total cash and cash equivalents                                  22,248             19,407
     Interest-bearing deposits with banks                                     --              1,000
     Available-for-sale securities                                        22,633             23,832
     Held-to-maturity securities
       (Fair value of $29,656 and $32,318)                                29,740             32,971
     Loans, net of allowance ($3,806 and $3,257)                         380,275            330,192
     Premises and equipment - net                                          6,223              5,068
     Federal Home Loan Bank stock, at cost                                 3,359              3,107
     Accrued interest receivable and other assets                          5,651              6,682
                                                                       ---------          ---------

                                                                       $ 470,129          $ 422,259
                                                                       =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non interest-bearing deposits                                 $  52,253          $  49,678
         Interest-bearing deposits                                       341,468            293,910
                                                                       ---------          ---------
              Total deposits                                             393,721            343,588
     Short-term borrowings                                                12,643             20,445
     Notes payable                                                        12,174             12,492
     Accrued expenses and other liabilities                                3,814              3,150
                                                                       ---------          ---------
                                                                         422,352            379,675

Shareholders' equity
     Common stock, no par value, 15,000,000 shares authorized,
       6,156,917 (2000) and 6,104,778 (1999) shares issued                 3,098              3,098
     Additional paid-in capital                                           14,538             14,080
     Retained earnings                                                    30,446             26,459
     Unearned compensation                                                  (335)              (815)
     Accumulated other comprehensive income/(loss)                            30               (238)
                                                                       ---------          ---------
                                                                          47,777             42,584
                                                                       ---------          ---------

                                                                       $ 470,129          $ 422,259
                                                                       =========          =========


--------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                              2000           1999            1998
                                                              ----           ----            ----
Interest income
     Loans, including related fees                          $32,742         $27,437         $25,943
     Securities
         Taxable                                              2,638           2,334           1,941
         Tax exempt                                             513             441             225
     Other                                                      354             529             696
                                                            -------         -------         -------
                                                             36,247          30,741          28,805
Interest expense
     Deposits                                                16,371          13,527          13,221
     Borrowings                                               2,644           1,445           1,150
                                                            -------         -------         -------
                                                             19,015          14,972          14,371
                                                            -------         -------         -------

NET INTEREST INCOME                                          17,232          15,769          14,434

Provision for loan losses                                     1,143             687             870
                                                            -------         -------         -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES          16,089          15,082          13,564

Noninterest income
     Service charges and fees                                 1,614           1,411           1,181
     Gain on sale of real estate loans                          247             379             696
     Other                                                      989             781             704
                                                            -------         -------         -------
                                                              2,850           2,571           2,581
Noninterest expense
     Salaries and employee benefits                           5,015           4,705           4,320
     Occupancy and equipment                                  1,944           1,734           1,493
     Data processing                                            715             652             586
     Restructuring charges                                    1,450              --              --
     Merger and acquisition                                     543              --              --
     Other                                                    3,080           2,543           2,201
                                                            -------         -------         -------
                                                             12,747           9,634           8,600
                                                            -------         -------         -------

INCOME BEFORE INCOME TAXES                                    6,192           8,019           7,545

Federal income taxes                                          1,979           2,285           2,490
                                                            -------         -------         -------

NET INCOME                                                  $ 4,213         $ 5,734         $ 5,055
                                                            =======         =======         =======

Per share data
     Earnings per share                                     $   .69         $   .94         $   .83
                                                            =======         =======         =======

     Earnings per share, assuming dilution                  $   .68         $   .93         $   .83
                                                            =======         =======         =======


--------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


                                                                                            Additional
                                                                               Common        Paid-in         Unearned
                                                              Shares            Stock        Capital       Compensation
                                                              ------            -----        -------       ------------

BALANCE JANUARY 1, 1998                                      2,029,441         $2,932        $15,872         $(1,416)

Comprehensive income
     Net income                                                     --             --             --              --
     Change in net unrealized gain (loss), net of tax               --             --             --              --

         Total comprehensive income
Cash dividends - $.033 per share                                    --             --         (2,113)             --
Stock split                                                  2,029,441             --             --              --
Exercise of stock options                                        9,000             40            151              --
Benefit plan amortization                                           --             --            271             368
Treasury stock purchased                                        (7,814)            --           (277)             --
                                                            ----------         ------        -------         -------

BALANCE DECEMBER 31, 1998                                    4,060,068          2,972         13,904          (1,048)

Comprehensive income
     Net income                                                     --             --             --              --
     Change in net unrealized gain (loss), net of tax               --             --             --              --

         Total comprehensive income
Cash dividends - $.04 per share                                     --             --             --              --
Stock split                                                  2,030,025             --             --              --
Exercise of stock options                                       14,685            126            111              --
Benefit plan amortization                                           --             --             65             233
                                                            ----------         ------        -------         -------

BALANCE DECEMBER 31, 1999                                    6,104,778          3,098         14,080            (815)

Comprehensive income
     Net income                                                     --             --             --              --
     Change in net unrealized gain (loss), net of tax               --             --             --              --

         Total comprehensive income
Cash dividends - $.08 per share                                     --             --             --              --
Benefit plan amortization                                           --             --             23              83
Exercise of stock options                                       55,525             --            710              --
Payment for fractional and dissenting shares                    (3,386)            --            (94)             --
Adjustments related to merger                                       --             --           (181)            397
                                                            ----------         ------        -------         -------

BALANCE DECEMBER 31, 2000                                    6,156,917         $3,098        $14,538         $  (335)
                                                            ==========         ======        =======         =======


                                                                               Accumulated
                                                                                  Other
                                                                 Retained     Comprehensive
                                                                 Earnings      Income (Loss)         Total
                                                                 --------      -------------         -----

BALANCE JANUARY 1, 1998                                           $18,735         $  (3)            36,120

Comprehensive income
     Net income                                                     5,055            --              5,055
     Change in net unrealized gain (loss), net of tax                  --            31                 31
                                                                                                   -------
         Total comprehensive income                                                                  5,086
Cash dividends - $.033 per share                                   (2,485)           --             (4,598)
Stock split                                                            --            --                 --
Exercise of stock options                                              --            --                191
Benefit plan amortization                                              --            --                639
Treasury stock purchased                                               --            --               (277)
                                                                  -------         -----            -------

BALANCE DECEMBER 31, 1998                                          21,305            28             37,161

Comprehensive income
     Net income                                                     5,734            --              5,734
     Change in net unrealized gain (loss), net of tax                  --          (266)              (266)
                                                                                                   -------
         Total comprehensive income                                                                  5,468
Cash dividends - $.04 per share                                      (580)           --               (580)
Stock split                                                            --            --                 --
Exercise of stock options                                              --            --                237
Benefit plan amortization                                              --            --                298
                                                                  -------         -----            -------

BALANCE DECEMBER 31, 1999                                          26,459          (238)            42,584

Comprehensive income
     Net income                                                     4,213            --              4,213
     Change in net unrealized gain (loss), net of tax                  --           268                268
                                                                                  -----            -------
         Total comprehensive income                                                                  4,481
Cash dividends - $.08 per share                                      (458)           --               (458)
Benefit plan amortization                                              --            --                106
Exercise of stock options                                              --            --                710
Payment for fractional and dissenting shares                           --            --                (94)
Adjustments related to merger                                         232            --                448
                                                                  -------         -----            -------

BALANCE DECEMBER 31, 2000                                         $30,446         $  30            $47,777
                                                                  =======         =====            =======


--------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------



                                                                         2000           1999           1998
                                                                         ----           ----           ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                         $  4,213       $  5,734       $  5,055
    Adjustments relative to merger                                          448             --             --
    Adjustments to reconcile net income to net
      cash from operating activities
       Benefit plan amortization                                            106            360            626
       Depreciation                                                         692            578            505
       Net accretion on securities                                          (40)            (2)           (96)
       Provision for loan losses                                          1,143            687            870
       Federal Home Loan Bank stock dividend                               (252)          (210)          (198)
       Change in assets and liabilities
          Accrued interest receivable and other assets                      912           (880)          (972)
          Accrued expenses and other liabilities                            664             98            160
                                                                       --------       --------       --------
              Net cash from operating activities                          7,886          6,365          5,950

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest-bearing deposits with banks                    1,000           (578)           138
    Proceeds from maturities and principal reductions of
      held-to-maturity securities                                         6,707         11,752         22,764
    Purchase of held-to-maturity securities                              (3,476)       (10,672)       (28,676)
    Proceeds from maturities of available-for-sale securities             4,144          6,625          9,513
    Purchase of available-for-sale securities                            (2,500)       (12,830)       (19,168)
    Loans made to customers, net of principal collections thereon       (51,226)       (32,521)       (31,158)
    Property and equipment expenditures, net                             (1,847)        (1,398)          (663)
    Purchase of Federal Home Loan Bank stock                                 --             --            (26)
                                                                       --------       --------       --------
       Net cash from investing activities                               (47,198)       (39,622)       (47,276)

CASH FLOWS FROM FINANCING ACTIVITIES
    Net change in deposits                                               50,133         22,879         49,644
    Net change in short-term borrowings                                  (7,802)         8,297          1,142
    Draws on notes payable                                                 (318)         5,750         14,700
    Payments on notes payable                                                --         (4,560)       (11,044)
    Dividends paid on common stock                                         (458)          (580)        (4,598)
    Treasury stock purchased                                                 --             --           (277)
    Fractional and dissenting shares redeemed                               (94)            --             --
    Proceeds from exercise of stock options                                 692            160            166
                                                                       --------       --------       --------
       Net cash from financing activities                                42,153         31,946         49,733
                                                                       --------       --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                   2,841         (1,311)         8,407

Cash and cash equivalents at beginning of year                           19,407         20,718         12,311
                                                                       --------       --------       --------

CASH AND CASH EQUIVALENTS AT END OF YEAR                               $ 22,248       $ 19,407       $ 20,718
                                                                       ========       ========       ========

Cash paid for interest                                                 $ 18,578       $ 14,980       $ 14,084

Cash paid for income taxes                                                2,041          2,156          2,740


--------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

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

Business Combination: On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank (FTSB). FTFC was merged with and into the Company and FTSB was merged with and into the Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of September 30, 1999 with the historical financial position of the Company as of December 31, 1999. The Company's statements of income combine FTFC's results of operations for the years ended September 30, 1999 and 1998 with the Company's results of operations for the years ended December 31, 1999 and 1998, respectively. FTFC's results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net interest income and net income for that period were $923 and $232, respectively. Net income for that quarter, combined with $216 in dividends paid on unawarded FTFC management recognition plan shares that were returned to the Company upon consummation of the transaction, are reflected in the consolidated statements of changes in shareholders' equity and cash flows as a $448 "adjustment related to the merger." Dividends per share are the Company's historical dividends. The following table presents the combination of the operating results for the 1999 and 1998 periods included in these financial statements:

                                     Company      FTFC        Combined
                                     -------      ----        --------
1999
----
     Net interest income             $11,938     $3,831       $15,769
     Net income                        4,714      1,020         5,734

1998
----
     Net interest income              10,391      4,043        14,434
     Net income                        4,066        989         5,055

Description of Business: The Company provides financial services through its subsidiary which operates primarily in Boone, Campbell, Grant and Kenton counties in northern Kentucky. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution's loans are secured by specific items of collateral including business assets, real property and consumer assets.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

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

In general, loans internally classified as doubtful or loss are considered impaired while loans classified as substandard are individually evaluated for impairment. Depending on the relative size of the credit relationship, late or insufficient payments of 30 to 90 days will cause management to re-evaluate the credit under its normal evaluation procedures.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

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

Restructuring Charges: Restructuring charges relate to severance benefits for three former FTFC executives and penalties associated with the early termination of data processing and equipment lease contracts associated with FTFC's operations. On June 14, 2000, the effective date of the merger, the Company executed severance agreements with three senior executives of FTFC. These agreements call for monthly cash payments, beginning July 2000 and the continuation of certain benefits for 36 months. This obligation, approximately $1,200 was accrued at that time. The balance of the $1,400 in identified restructuring charges relates to a penalty associated with the early termination of FTFC's data processing service agreement, effective June 24, 2000.

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


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

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

Dividend Restriction: Banking regulations requiring the maintenance of certain capital levels may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Share Data: Earnings, dividends and stock option related per share data are restated for the effect of stock splits and dividends. Outstanding share data is not restated.

Industry Segment: Internal financial information is reported and aggregated in one line of business, banking.

New Accounting Pronouncements: Effective January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in fair value will be recorded in the income statement. Fair value changes involving hedges will generally be recorded by offsetting gains and losses on the hedge and on the hedges item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on the Company.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES

Securities at year-end are as follows:

                                                         Gross        Gross
Available-for-Sale                       Amortized    Unrealized    Unrealized        Fair
------------------                         Cost          Gains        Losses          Value
                                           ----          -----        ------          -----
2000
----
Obligations of the U.S. Treasury and
  government agencies                     $22,588         $86         $ (41)         $22,633
                                          =======         ===         =====          =======

1999
----
Obligations of the U.S. Treasury and
  government agencies                     $24,192         $--         $(360)         $23,832
                                          =======         ===         =====          =======


                                                                       Gross           Gross
Held-to-Maturity                         Amortized     Unrealized    Unrealized        Fair
----------------                            Cost         Gains         Losses          Value
                                            ----         -----         ------          -----
2000
----
Obligations of the U.S. Treasury and
  government agencies                     $17,960         $21          $ (93)         $17,888
Municipal and other obligations            11,780          35            (47)          11,768
                                          -------         ---          -----          -------

                                          $29,740         $56          $(140)         $29,656
                                          =======         ===          =====          =======

1999
----
Obligations of the U.S. Treasury and
  government agencies                     $21,209         $--          $(473)         $20,736
Municipal and other obligations            11,762           4           (184)          11,582
                                          -------         ---          -----          -------

                                          $32,971         $ 4          $(657)         $32,318
                                          =======         ===          =====          =======


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 2 - SECURITIES (Continued)

The amortized cost and fair value of securities at December 31, 2000 are shown below by contractual maturity. Expected maturities may differ from contractual maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                     Available-for-Sale         Held-to-Maturity
                                                     ------------------         ----------------
                                                    Amortized       Fair      Amortized        Fair
                                                      Cost          Value        Cost          Value
                                                      ----          -----        ----          -----

Due in one year or less                              $10,484       $10,462      $ 5,876       $ 5,859
Due after one year through five years                 12,103        12,167       23,864        23,797
Due after five years through ten years                     1             4           --            --
                                                     -------       -------      -------       -------

                                                     $22,588       $22,633      $29,740       $29,656
                                                     =======       =======      =======       =======


There were no sales of securities in 2000, 1999 or 1998.

At December 31, 2000 and 1999, securities with a carrying value of $49,724 and $49,417 were pledged to secure public deposits and repurchase agreements.


NOTE 3 - LOANS

Year-end loans are as follows:

                                                            2000        1999
                                                            ----        ----

     Commercial                                           $ 73,538    $ 62,320
     Residential real estate                               150,222     147,316
     Nonresidential real estate                            116,974      82,698
     Construction                                           23,586      25,633
     Consumer                                               12,661      11,819
     Municipal obligations                                   7,849       4,568
                                                          --------    --------
         Gross loans                                       384,830     334,354
     Less:    Deferred loan origination fees                  (749)       (905)
              Allowance for loan losses                     (3,806)     (3,257)
                                                          --------    --------

         Net loans                                        $380,275    $330,192
                                                          ========    ========

Certain of the Company's directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

     Balance, January 1, 2000                       $12,452
     New loans and advances on lines of credit        6,095
     Loan reductions                                 (5,498)
                                                    -------

     Balance, December 31, 2000                     $13,049
                                                    =======


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                                         2000         1999           1998
                                                         ----         ----           ----

Beginning balance                                      $ 3,257       $ 2,897       $ 2,554
Provision charged to operations                          1,143           687           870
Adjustments related to merger                              (70)           --            --
Loans charged off                                         (598)         (361)         (554)
Recoveries                                                  74            34            27
                                                       -------       -------       -------

Ending balance                                         $ 3,806       $ 3,257       $ 2,897
                                                       =======       =======       =======

Nonaccrual loans at year end                           $   884       $ 2,263       $ 3,753
Loans past due over 90 days, still accruing at
  year end                                               4,135           971           190
Average impaired loans during the year                   1,025           309            58
Interest income recognized during impairment                81            15            --
Interest income received during impairment                  81            --            --
Loans designated as impaired at year end                 1,301           786            --
Allowance allocated to impaired loans at year end          250           317            --


NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

                                         2000            1999
                                         ----            ----

Land and improvements                  $  1,468       $  1,019
Leasehold improvements                    1,163          1,020
Buildings                                 3,726          3,146
Furniture, fixtures and equipment         3,797          3,148
                                       --------       --------
    Total                                10,154          8,333
Accumulated depreciation                 (3,931)        (3,265)
                                       --------       --------

    Net premises and equipment         $  6,223       $  5,068
                                       ========       ========


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 6 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $49,775 and $44,950 at year-end 2000 and 1999.

Scheduled maturities of time deposits are as follows:

                     2001                              $ 98,835
                     2002                                47,790
                     2003                                 4,555
                     2004                                 2,260
                     2005                                 2,855
                     Thereafter                              --
                                                       --------

                                                       $156,295
                                                       ========


NOTE 7 - BORROWINGS

Short-term borrowings consisted of daily federal funds purchased and retail repurchase agreements of $8,027 and $7,850, and $4,616 and $12,595 at year end 2000 and 1999, respectively. Repurchase agreements outstanding at year-end 2000 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2000 and 1999 is presented below:

                                                           2000       1999
                                                           ----       ----

     Average balance during the year                      $ 8,242    $11,508

     Maximum month end balance during the year             12,157     12,595

     Average rate paid during the year                       5.51%      4.94%


Notes payable consist of the following:

                                                            2000       1999
                                                            ----       ----

     FHLB advances                                        $11,695    $11,989
     Other notes payable                                      479        503
                                                          -------    -------

                                                          $12,174    $12,492
                                                          =======    =======


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 7 - BORROWINGS (Continued)

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. Advances with a principal balance of $9,500 are due in full, at maturity, in 2008 and bear interest at 4.99%. Advances with final maturity in 2008 bear interest at 5.45% and require monthly principal and interest payments of $32.

Other notes payable include a mortgage payable secured by a branch building and a capitalized lease obligation.


NOTE 8 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $177, $191 and $188 for the years ended December 31, 2000, 1999 and 1998.

FTSB provided pension benefits to its employees through participation in a multi-employer savings and loan industry plan. FTSB also sponsored a 401(k) plan for eligible employees. Expense recorded for these benefits in 1999 and 1998 was $30 and $22. Upon consummation of the merger these plans were terminated and benefits were distributed to employees.

FTSB also maintained an Employee Stock Ownership Plan (ESOP) covering, essentially, all full-time employees. The purchase of shares by the ESOP was funded by a loan from FTFC, and the unpaid balance of the loan at December 31, 1999, $387, is included as unearned compensation on the consolidated balance sheet. ESOP expense is based upon the fair value of shares committed to be released during the period. ESOP expense for 2000, 1999 and 1998 was $76, $174 and $307. At year-end 1999, the ESOP held 38,669 unearned FTFC shares with a fair value of approximately $604.

In conjunction with the merger, the ESOP was frozen and application made to terminate the plan. The unearned shares held by the ESOP will be sold in sufficient number to repay the outstanding loan, and the remainder, if any, will be distributed to participants.

At December 31, 2000, the unpaid balance of the ESOP loan is $335 and the Plan holds 21,828 unearned shares of the Company's stock which has a fair value of approximately $448.

FTFC also maintained a stock award plan under which shares were awarded to directors and executive officers. The cost of shares awarded was amortized to expense as the awards vested. At year end 1999, the cost of unawarded and unearned shares aggregated to $428. Expense recorded in 2000, 1999, and 1998 was $30, $124 and $332. Upon consummation of the merger the remaining unawarded shares, which had an aggregate cost of $398, were retired.

Options to buy stock are granted to directors, officers and employees under the Company's stock option and incentive plan which provide for the issuance of up to 720,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

A summary of the Company's stock option activity, and related per share information follows. All data is related for stock splits.

                                                                          2 0 0 0             1 9 9 9              1 9 9 8
                                                                          -------             -------              -------
                                                                              Weighted-            Weighted              Weighted
                                                                              Average              Average               Average
                                                                              Exercise             Exercise              Exercise
                                                                    Options     Price    Options     Price    Options      Price
                                                                    -------     -----    -------     -----    -------      -----

Outstanding beginning of year                                        114,315    15.82      63,000   $ 8.59       9,000    $ 6.08
Granted                                                               57,600    29.78      66,000    21.62      67,500     14.34
Issued in exchange for FTFC options                                   12,441    12.54
Exercised                                                             (6,135)   12.52     (14,685)   10.88     (13,500)    18.47
Forfeited                                                             (8,539)   18.93          --       --          --        --
                                                                  ----------            ---------           ----------

Outstanding at end of year                                           169,682   $20.25     114,315   $15.82      63,000    $ 8.59
                                                                  ==========   ======   =========   ======   =========    ======
Exercisable at end of year                                           105,105   $19.11      41,415   $16.57      22,500    $ 9.33
                                                                  ==========   ======   =========   ======   =========    ======
Weighted average contractual remaining life                       6.63 years            8.7 years            7.4 years

Weighted average fair value of options granted during the year    $     8.51            $    5.05            $    3.83


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

Had compensation cost for stock options been recorded using the fair value method, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                                  2000        1999       1998
                                                  ----        ----       ----

     Pro forma net income                       $ 4,024     $ 5,615     $4,931
     Pro forma earnings per share                   .66        0.92        .81
     Pro forma diluted earnings per share           .65        0.91        .81


The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No assumption is made for expected stock price volatility when a stock is not actively traded. With volatility excluded, the option pricing model produces the option's minimum value.

                                            2000          1999          1998
                                            ----          ----          ----

     Risk-free interest rate                 6.54%          5.30%        5.55%
     Expected option life                5.7 years      5.7 years    5.6 years
     Expected stock price volatility            --             --           --
     Dividend yield                           .27%           .19%         .33%


Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 2000, 1999 and 1998, proceeds from the exercise of stock options, excluding the FTFC options, totaled $94, $237 and $191. The tax benefit recognized was $18, $77 and $25, respectively.

FTFC also had a stock option plan under which 110,164 options had been granted to directors and executive officers. None had been exercised at year-end 1999. Prior to consummation of the merger, 87,494 options were exercised generating proceeds of $616. The remaining 22,670 options for FTFC stock were cancelled and extinguished in exchange for 12,441 options on the Company's stock, of equivalent value.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 9 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                            2000       1999      1998
                                            ----       ----      ----
     Income tax/(benefit)
         Currently payable                 $2,259     $2,052    $2,902
         Deferred                            (280)       233      (412)
                                           ------     ------    ------

                                           $1,979     $2,285    $2,490
                                           ======     ======    ======

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:

                                               2000       1999      1998
                                               ----       ----      ----

     Statutory rate applied to income         $2,105     $2,727    $2,565
       before income taxes
     Tax exempt income                          (203)      (174)     (108)
     Rehabilitation credit                         -       (287)        -
     Merger and acquisition expenses             184          -         -
     Other                                      (107)        19        33
                                              ------     ------    ------

                                              $1,979     $2,285    $2,490
                                              ======     ======    ======

Year-end deferred tax assets and liabilities were due to the following factors:

                                                                  2000          1999
                                                                  ----          ----
     Deferred tax assets from:
         Loan loss provisions                                    $1,178        $  907
         Deferred loan fees                                          22            38
         Depreciation                                                33             5
         Benefit plans                                              218           238
         Severance pay                                              343             -
         Net unrealized loss on available-for-sale securities         -           122
         Other                                                        -             9
                                                                 ------        ------
                                                                  1,794         1,319
     Deferred tax liabilities for:
         FHLB stock dividends                                      (453)         (374)
         Net unrealized gain on available for sale securities       (15)            -
         Other                                                      (94)          (48)
                                                                 ------        ------
                                                                   (562)         (422)
     Valuation allowance for deferred tax assets                      -             -
                                                                 ------        ------

         Net deferred tax asset                                  $1,232        $  897
                                                                 ======        ======


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 10 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 6,136,538 for 2000, 6,088,166 for 1999 and 6,059,649 for 1998. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year's average price. For 2000, 1999 and 1998 this would result in there being an additional 25,613, 83,217, and 55,290 shares outstanding.


NOTE 11 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank's Board of Directors or companies they control. Expense for leased premises was $632, $530 and $486 for 2000, 1999 and 1998. Minimum lease payments, excluding the capital lease obligation, at December 31, 2000 for all non-cancelable leases are as follows:

                    2001                                    $  644
                    2002                                       629
                    2003                                       637
                    2004                                       647
                    2005                                       629
                    Thereafter                               3,241
                                                            ------

                    Total minimum lease payments            $6,427
                                                            ======

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


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

Financial instruments with off-balance-sheet risk were as follows at year end.

                                                       2 0 0 0                1 9 9 9
                                                       -------                -------
                                                 Fixed        Variable     Fixed    Variable
                                                 Rate           Rate       Rate       Rate
                                                 ----           ----       ----       ----
     Commitments to make loans
       (at market rates)                         $ --           1,300     $1,039    $ 6,933
     Unused lines of credit and
       letters of credit                           --          77,341         --     60,269


The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered.

The Bank maintains a $30,500 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank's residential real estate loans.

At December 31, 2000, the Bank was required to have $9,741 on deposit with the Federal Reserve or as cash on hand as reserve.



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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2000 and 1999, the Bank's capital levels result in it being designated "well capitalized" under these guidelines.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
          EARNINGS (Continued)

The Bank's capital amounts and ratios, which are substantially the same as the consolidated amounts, at December 31, 2000 and 1999 are presented below:


                                                                                     Minimum Needed
                                                                                       To Be Well
                                                         Minimum Needed                Capitalized
                                                          For Capital                  Under Prompt
                                                           Adequacy                 Corrective Action
                                Actual                     Purposes                     Provisions
                                ------                     --------                     ----------
                         Amount        Ratio         Amount        Ratio          Amount          Ratio
                         ------        -----         ------        -----          ------          -----
Total capital
  (to Risk
  Weighted
  Assets) 2000          $50,064        12.32%       $32,504        8.00%         $40,630         10.00%
          1999          $31,526        11.22%       $22,480        8.00%         $28,100         10.00%

Tier I Capital
  (to Risk
  Weighted
  Assets) 2000           46,258        11.38         16,252        4.00           24,738          6.00
          1999           28,883        10.28         11,240        4.00           16,860          6.00

Tier 1 Capital
  (to Average
  Assets) 2000           46,258        10.12         18,290        4.00           27,435          5.00
          1999           28,883         9.15         12,629        4.00           15,786          5.00


FTSB was subject to similar requirements, prior to its merger with the Bank. At year-end 1999, FTSB's capital levels resulted in it being designated "well capitalized." It had total capital of $13,222 and Tier I capital of $12,608 which resulted in Tier I Leverage, Tier I risk-based and total risk-based capital ratios of 12.8%, 19.0% and 19.9%, respectively.


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

                                                                2000                         1999
                                                                ----                         ----
                                                      Carrying          Fair        Carrying       Fair
                                                       Value            Value        Value         Value
                                                       -----            -----        -----         -----
Financial assets
     Cash, cash equivalents, and
       deposits with banks                           $  22,248           22,248    $  20,407     $  20,407
     Available-for-sale securities                      22,633           22,633       23,832        23,832
     Held-to-maturity securities                        29,740           29,656       32,971        32,318
     Federal Home Loan Bank stock                        3,359            3,359        3,107         3,107
     Loans (net)                                       380,275          379,316      330,192       330,622
     Accrued interest receivable                         3,012            3,012        2,621         2,621

Financial liabilities
     Deposits                                         (393,721)        (395,441)    (343,588)     (343,907)
     Short-term borrowings                             (12,643)         (12,643)     (20,445)      (20,445)
     Notes payable                                     (12,174)         (11,926)     (12,492)      (12,510)
     Accrued interest payable                           (1,498)          (1,498)      (1,062)       (1,062)


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


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 2000 and 1999

                                                       2000        1999
                                                       ----        ----
ASSETS
     Cash                                            $   982     $   535
     Investment in subsidiary                         46,288      41,253
     Other assets                                        507         796
                                                     -------     -------

                                                     $47,777     $42,584
                                                     =======     =======


SHAREHOLDERS' EQUITY                                 $47,777     $42,584
                                                     =======     =======


                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 2000 and 1999

                                                    2000      1999       1998
                                                    ----      ----       ----

Interest income                                   $   68     $   92     $  104
Dividends from subsidiary                            300      4,250         --
Operating expenses                                  (826)      (520)      (632)
Tax benefit                                          176        151        179
                                                  ------     ------     ------

INCOME BEFORE EQUITY IN UNDISTRIBUTED INCOME
  OF THE BANK                                       (282)     3,973       (349)
Equity in undistributed income of the Bank         4,495      1,761      5,404
                                                  ------     ------     ------


NET INCOME                                        $4,213     $5,734     $5,055
                                                  ======     ======     ======


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2000, 1999 and 1998

                                                                2000            1999              1998
                                                                ----            ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                               $ 4,213          $ 5,734          $ 5,055
     Adjustment relative to merger                                448               --               --
     Adjustments to reconcile net income to
       net cash from operating activities
         Equity in undistributed income of the Bank            (4,495)          (1,761)          (5,404)
         Change in other assets and other liabilities              81              230              246
                                                              -------          -------          -------
              Net cash from operating activities                  247            4,203             (103)

CASH FLOWS FROM INVESTING ACTIVITIES
     ESOP loan repayment                                           60              163              370
     Purchase of securities                                        --               --             (753)
     Maturity of securities                                        --               --              799
                                                              -------          -------          -------
              Net cash from investing activities                   60              163              416

CASH FLOWS FROM FINANCING ACTIVITIES
     Dividends paid                                              (458)            (580)          (4,598)
     Exercise of stock options                                    692              160              166
     Treasury stock purchases                                      --               --             (277)
     Fractional and dissenting shares redeemed                    (94)              --               --
     Draws on notes payable, net                                   --           (4,000)           4,000
                                                              -------          -------          -------
         Net cash from financing activities                       140           (4,420)            (709)
                                                              -------          -------          -------

Net change in cash                                                447              (54)            (396)

Cash at beginning of year                                         535              589              985
                                                              -------          -------          -------

CASH AT END OF YEAR                                           $   982          $   535          $   589
                                                              =======          =======          =======


--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2000, 1999 and 1998
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 15 - SELECTED QUARTERLY DATA (UNAUDITED)

                   ------------------------------------2 0 0 0-------------------------------------
                                                      -------
                                                                                 EARNINGS PER SHARE
                                                                                 ------------------
                                               Net     Provision
                  Interest      Interest    Interest    for Loan      Net
                   Income       Expense      Income      Losses      Income       Basic     Diluted
                   ------       -------      ------      ------      ------       -----     -------

March 31           $8,359       $4,228       $4,131       $219       $1,198       $.20       $.19
June 30             9,050        4,637        4,413        316           98        .02        .02
September 30        9,296        4,981        4,315        393        1,313        .21        .21
December 31         9,542        5,169        4,373        215        1,604        .26        .26


The decline during the quarter ended June 30, 2000 was the result of merger and restructuring charges.

                   ------------------------------------1 9 9 9-------------------------------------
                                                      -------
                                                                                 EARNINGS PER SHARE
                                                                                 ------------------
                                               Net     Provision
                  Interest      Interest    Interest    for Loan      Net
                   Income       Expense      Income      Losses      Income       Basic     Diluted
                   ------       -------      ------      ------      ------       -----     -------
March 31           $7,385       $3,646       $3,739       $132       $1,274       $.21       $.21
June 30             7,465        3,566        3,899        144        1,359        .22        .22
September 30        7,625        3,659        3,966        194        1,342        .22        .22
December 31         8,266        4,101        4,165        217        1,759        .29        .28


--------------------------------------------------------------------------------

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None.

                                    PART III

ITEM 10. DIRECTORS AND  EXECUTIVE OFFICERS OF THE REGISTRANT

                               BOARD OF DIRECTORS
         The Board of Directors proposes the reelection of the following directors for terms expiring in 2004:


                                                              Director of       Director of
  Name                       Age       Position(s) Held      BKFC Since (1)      BKI Since
  ----                       ---       ----------------      --------------      ---------
  Rodney S. Cain              62    Secretary and Director        1994             1990
  Wayne Carlisle              59           Director               2000             2000
  Ruth Seligman-Doering       60           Director               1994             1990
  R. C. Durr                  81     Chairman and Director        1994             1990

-------------------------

(1) BKFC acquired BKI in 1995.


The following directors will continue to serve after the 2001 Annual Meeting of Stockholders for the terms indicated:

                                                               Term      Director of       Director of
  Name                       Age       Position(s) Held       Expires   BKFC Since (1)      BKI Since
  ----                       ---       ----------------       -------   -----------         ---------
  David E. Meyer             66            Director            2002          1994             1991
  John E. Miracle            58            Director            2002          1994             1991
  Mary Sue Rudicill          57            Director            2002          1994             1991
  William E. Snyder          54            Director            2002          1995             1995
  Harry J. Humpert           75            Director            2003          1995             1995
  Robert B. Sathe            54            Director            2003          1994             1990
  Herbert H. Works           72            Director            2003          1994             1992
  Robert W. Zapp             49       President, CEO and       2003          1994             1990
                                           Director

--------------------

(1) BKFC acquired BKI in 1995.


         Rodney S. Cain has served as the Secretary of BKI since 1990 and of BKFC since 1994. Mr. Cain is also the Chairman and CEO of Wiseway Supply and has served in that capacity since 1972.

         Wayne Carlisle has been Chairman of the Board of Carlisle Equipment Group, L.P., a wholly owned subsidiary of Maxim Crane Works, since July 1999. Prior to that, Mr. Carlisle was President and CEO of Carlisle Construction for over 40 years.

         Ruth M. Seligman-Doering is currently a director of Charles Seligman Distributing Company, Inc., and has also been its President and CEO since 1992.

         R. C. Durr was one of the founders of Boone State Bank. From the time Boone State Bank was organized in 1971 until Boone State Bank was acquired by Fifth Third Bank in 1985, Mr. Durr was active in the day-to-day management of the activities of the institution. After such acquisition, Mr. Durr served as the Chairman of the Board of Fifth Third Bank of Boone County, the successor to Boone State Bank, until he resigned in order to participate in the organization of BKI. Mr. Durr has served as the Chairman of the Board of Directors of BKI since 1990 and of BKFC since 1994.

         David E. Meyer is the President of Wolfpen Associates, a commercial real estate firm; the managing partner of a commercial real estate investment firm, Meyer Realty; the President of Fuller Square Corporation; and the retired President of H. Meyer Dairy Company.

         John E. Miracle, D.M.D., had a private dental practice for thirty years. Dr. Miracle retired from practice in September 1999.

         Mary Sue Rudicill has been the Chairman of Belleview Sand and Gravel, Inc., and Gravelview Trucking Company for fifteen years. Ms. Rudicill is a director of Farmer's Mutual Life Insurance Company.

         William E. Snyder has been the Vice President and General Manager of Freightliner Trucks of Cincinnati Incorporated since July 1997. From December 1996 to July 1997, Mr. Snyder was the Manager of Wholesale Operations of Bob Sumerel Tire Co.

         Harry J. Humpert is the President of Humpert Enterprises, Inc., a company that operates Klingenberg's Hardware and Paint in Covington, Kentucky.

         Robert B. Sathe resigned as a Regional Vice President of CIGNA Financial Advisors, Inc., but remained a registered representative until July 31, 2000. He now operates Mid-Central Financial Advisors, a registered investment advisory firm.

         Herbert H. Works has been the President of Boone-Kenton Lumber for the last 25 years.

         Robert W. Zapp was the Executive Vice President and the Senior Loan Officer of Fifth Third Bank of Boone County from January 1982 until June 1988. From June 1988 until January 1990, Mr. Zapp was the President of Fifth Third Bank of Kenton County, formerly Security Bank. Mr. Zapp resigned as President of such institution in order to participate in the organization of the Bank. Currently, Mr. Zapp is the President and the Chief Executive Officer of BKI and BKFC.

                               EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to the executive officers of BKFC:

Name                          Age            Position(s) Held
----                          ---            ----------------
R. C. Durr                     81         Chairman of the Board
Robert W. Zapp                 49         President and Chief Executive Officer
Rodney S. Cain                 62         Secretary
Robert D. Fulkerson            49         Treasurer and Assistant Secretary

         For biographical information regarding each of these executive officers, except Mr. Fulkerson, see "BOARD OF DIRECTORS".

         Robert D. Fulkerson was Vice President of Fifth Third Bank of Boone County from 1985 until 1990. He served as Vice President of the BKI from 1990 until 1995 and has served as Senior Vice President of BKI since 1995. He has also been the Assistant Secretary of BKFC since 1996 and its Treasurer since 1998.

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Under the federal securities laws, BKFC's directors and executive officers and persons holding more than ten percent of the outstanding common shares of BKFC ("Shares") are required to report their ownership of Shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and BKFC. The SEC has established specific due dates for such reports. Based upon a review of such reports, BKFC must disclose any failures to file such reports timely in proxy statements used in connection with annual meetings of stockholders. The only person known by BKFC who failed to file a report timely was Mr. Sathe, who filed a late Form 4, reporting one transaction.


ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

         BKFC does not pay any compensation to its executive officers. Executive officers of BKI are compensated by BKI for services rendered to BKI. Except for the President of BKI, no director or executive officer of BKFC received more than $100,000 in salary and bonus payments from BKI during the year ended December 31, 2000. The following table sets forth certain information with respect to compensation paid to the President of BKI.

                           Summary Compensation Table

                                                                           -----------------------
                                                                                 Long-Term
                                                                                Compensation
---------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation (1)            Awards
                                                                           ------------------------    All Other
                                                                            Securities underlying    Compensation
Name and Principal Position         Year         Salary($)      Bonus($)      Options/SARs (#)            ($)
---------------------------------------------------------------------------------------------------------------------
Robert W. Zapp, President          2000           $165,000      $100,000         6,000/-0-           $  33,353 (2)
    and CEO                        1999           $149,616      $110,000         6,000/-0-           $ 129,501 (3)
                                   1998           $139,711     $  87,500         6,000/-0-           $  67,003 (4)
-----------------------------

(1) Does not include amounts attributable to other miscellaneous benefits. The cost to BKFC of providing such benefits to Mr. Zapp was less than 10% of his cash compensation.

(2) Consists of contributions of $15,300 to BKI's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $3,023 and premium payments of $15,030 for a split-dollar life insurance policy. Allocations to Mr. Zapp's ESOP account for fiscal year 2000 have not yet been determined.

(3) Consists of contributions of $12,000 to BKI's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $2,646, premium payments of $15,030 for a split-dollar life insurance policy, and the $99,825 value at December 31, 1999, of allocations to Mr. Zapp's ESOP account.

(4) Consists of contributions of $14,400 to BKI's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $3,360, premium payments of $13,245 for a split-dollar life insurance policy, and the $35,998 value at December 31, 1998, of allocations to Mr. Zapp's ESOP account.


DIRECTOR COMPENSATION

         Although BKFC and BKI do not pay regularly established director's fees, each director of BKI, except Mr. Zapp, received a $500 bonus in December 2000.

STOCK OPTION PLAN

         At the 1997 Annual Meeting of Stockholders of BKFC, the stockholders approved The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan (the "Stock Option Plan"), providing for the award of options to purchase up to 360,000 Shares, as adjusted for the stock dividend in the nature of a 2-for-1 stock split in April 1998 and the stock dividend in the nature of a 3-for-2 stock split in April 1999 (the "Stock Splits"). Options to purchase 1,000 Shares, 1,500 Shares, 2,250 Shares and 2,250 Shares were awarded in 1997, 1998, 1999 and 2000, respectively, pursuant to the Stock Option Plan to each of the non-employee directors, after adjustments for the Stock Splits. Pursuant to the Stock Option Plan, options to purchase a total of 145,500 Shares have been granted to employees and directors of BKFC and BKI.

         The following table sets forth information regarding all grants of options to purchase Shares of BKFC made to Mr. Zapp during the fiscal year ended December 31, 2000:

                                             Options/SAR Grants in Last Fiscal Year
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                              Potential Realizable
                                                                                                             Value at Assumed Annual
                                                                                                               Rates of Stock Price
                                                                                                                   Appreciation
                                                 Individual Grants                                                for Option Term
-----------------------------------------------------------------------------------------------------  ------------------------
                                                  % of Total Options/
              Number of Securities Underlying        SARs Granted to           Exercise or       Expiration
Name           Options/SARs Granted (#)(1)      Employees in Fiscal Year   Base Price ($/share)      Date       5% ($)     10% ($ )
----           ---------------------------      ------------------------   --------------------  ------------   ------     --------
Robert W. Zapp            6,000                         17.09%                    $31.50            1/21/10     $51.31      $81.70

-----------------------

(1) Options granted were intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. One-fifth is exercisable each year for five years beginning on January 21, 2001.

         The following table sets forth information regarding the number and value of unexercised options held by Mr. Zapp at December 31, 2000:


                                  Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Values

                      Shares                        Number of Securities Underlying        Value of Unexercised In-the-Money
                    Acquired on        Value      Unexercised Options/SARs at 12/31/00      Options/SARs at 12/31/00 ($)(1)
Name                Exercise (#)      Realized          Exercisable/Unexercisable              Exercisable/Unexercisable
----                ------------      --------          -------------------------              -------------------------
Robert W. Zapp          -0-             -0-                   3,600/14,400                           $29,592/$44,388

------------------------

(1) For purposes of this table, the value of the options was determined by multiplying the number of Shares subject to unexercised options by the difference between the exercise price for the unexercised options and the fair market value of Shares, which was $20.50 per Share on December 31, 2000, based on a purchase of BKFC Shares on December 29, 2000. No established trading market for BKFC's Shares existed at December 31, 2000, BKFC's Shares are not traded on any securities exchange and the prices at which its Shares are traded are not quoted by a national quotation service.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         The Board of Directors of the Bank has a Compensation Committee whose members are Messrs. Meyer and Miracle and Ms. Rudicill. None of these members are employees of the Bank or BKFC.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information with respect to the only persons known to BKFC to own beneficially more than five percent of the outstanding Shares as of March 16, 2001:

                                               Amount and Nature                  Percentage of
Name and Address (1)                       of Beneficial Ownership (2)          Shares Outstanding
----------------                           -----------------------             ------------------
Rodney S. Cain and
   Jacqueline M. Cain                            929,173 (3)                         15.08%

R. C. Durr and
   R. C. Durr Company, Inc.                      928,274 (4)                         15.05%

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

(3) Includes 919,657 Shares owned jointly by Mr. and Mrs. Cain and 3,000 Shares that may be acquired upon the exercise of options.

(4) Includes 613,049 Shares owned by R. C. Durr Company, Inc. and 9,000 Shares that may be acquired upon the exercise of options. Mr. Durr is the sole stockholder of R. C. Durr Company, Inc.


         The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of BKFC and by all directors and executive officers of BKFC as a group as of March 16, 2001:


                                             Amount and Nature of               Percentage of
Name and Address (1)                         Beneficial Ownership (2)         Shares Outstanding
----------------                             --------------------             ------------------
Rodney S. Cain                                        929,173 (3)                    15.08%
Wayne Carlisle                                          7,625 (4)                      .12
Ruth Seligman-Doering                                 110,160 (5)                     1.79
R. C. Durr                                            928,274 (6)                    15.05
Robert D. Fulkerson                                    28,603 (7)                      .46
Harry J. Humpert                                       39,122 (8)                      .63
David E. Meyer                                         87,543 (9)                     1.42
Dr. John E. Miracle                                    85,026 (10)                    1.38
Mary Sue Rudicill                                      71,440 (11)                    1.16
Robert B. Sathe                                       101,270 (12)                    1.64
William E. Snyder                                      33,663 (13)                     .55
Herbert H. Works                                       29,164 (14)                     .47
Robert W. Zapp                                        190,881 (15)                    3.10
All directors and executive officers of
   BKFC as a group (13 persons)                     2,641,944                        42.45

----------------------------

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

(3) Includes 919,657 Shares owned jointly by Mr. Cain and his wife and 3,000 Shares that may be acquired upon the exercise of options.

(4)  Includes 125 Shares that may be acquired upon the exercise of options.

(5)  Includes 4,500 Shares that may be acquired upon the exercise of options.

(6) Includes 613,049 Shares owned by R. C. Durr Company, Inc., of which Mr. Durr is the sole stockholder, and 9,000 Shares that may be acquired upon the exercise of options.

(7) Includes 9,375 Shares owned jointly by Mr. Fulkerson and his wife, 450 Shares held by Mr. Fulkerson's wife, 5,832 Shares held by Mr. Fulkerson's wife as custodian for Mr. Fulkerson's daughter, 1,491 Shares allocated to the Burnett Federal Savings Bank Employee Stock Ownership Plan (the "ESOP") account of Mr. Fulkerson, with respect to which Mr. Fulkerson has sole voting but no investment power, and 3,895 Shares that may be acquired upon the exercise of options.

(8) Includes 12,213 Shares owned by Mr. Humpert's wife and 5,250 Shares that may be acquired upon the exercise of options.

(9) Includes 82,293 Shares held in trust, with respect to which Mr. Meyer shares investment power only as co-trustee, and 5,250 Shares that may be acquired upon the exercise of options.

(10) Includes 22,000 Shares owned by Dr. Miracle's wife, 17,100 Shares held in a trust of which Dr. Miracle is the trustee and with respect to which Dr. Miracle has sole voting and investment power and 4,500 Shares that may be acquired upon the exercise of options.

(11) Includes 1,500 Shares owned jointly by Ms. Rudicill and her husband, 13,500 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her husband, and 6,000 Shares that may be acquired upon the exercise of options.

(12) Includes 1,000 Shares held by Mr. Sathe as custodian of a family foundation, 1,000 Shares held by Mr. Sathe's son and 5,250 Shares that may be acquired upon the exercise of options. (13) Includes 7,500 Shares that may be acquired upon the exercise of options.

(14) Includes 2,000 Shares owned by Boone-Kenton Lumber, of which Mr. Works is the President and owner, and 4,500 Shares that may be acquired upon the exercise of options.

(15) Includes 43,715 Shares owned jointly by Mr. Zapp and his wife, 8,244 Shares held by Mr. Zapp's wife as custodian for Mr. Zapp's three children, 43,584 Shares owned by his wife, 3,190 Shares allocated to Mr. Zapp's ESOP account, with respect to which Mr. Zapp has sole voting but no investment power, and 7,200 Shares that may be acquired upon the exercise of options.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         BKI has extended loans to certain of its and BKFC's directors and executive officers, their affiliates and members of their families. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons and did not present more than the normal risk of collectibility or other unfavorable features.

         BKI has a lease agreement for office premises located at 1065 Burlington Pike with Mr. Durr, R. C. Durr Company, Inc., Mr. Cain, and Mr. Cain's sons, John S. Cain, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $178,170 for each of the years ended December 31, 2000, 1999, and 1998. The lease has an initial term of 15 years expiring in 2006 and may, at the option of BKI, be renewed for three successive five-year periods.

         BKI has a lease agreement for office premises located on Weaver Road in Boone County, Kentucky, with Ms. Seligman-Doering and Mr. Sathe as lessors under the lease agreement. Total rental expense under this lease was $64,886 for each of the years ended December 31, 2000, 1999 and 1998. The lease has an initial term of 15 years expiring in 2007 and may, at the option of BKI, be renewed for three successive five-year periods.

         BKI has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the husband of Ms. Rudicill. Total rental expense under this lease was $11,056 for the years ended

December 31, 2000 and 1999, and $10,051 for the year ended December 31, 1998. The lease has an initial term of 15 years expiring in 2008 and may, at the option of BKI, be renewed for three successive five-year periods.

         BKI has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryan E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle's spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of Mr. Meyer. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson were related to Mr. Works through his former wife. The annual rental expense under this lease was $80,808, $75,912 and $73,467 for the years ended December 31, 2000, 1999 and 1998, respectively. The lease has an initial term of 15 years expiring in 2009 and may, at the option of BKI, be renewed for three successive five-year periods.

         BKI has a ground lease agreement for office premises located at 12020 Madison Pike in Nicholson, Kentucky, with Nicholson Properties LLC. R. C. Durr owns 50% of Nicholson Properties LLC. The annual rental expense under this agreement is $24,000. The lease has an initial term of five years expiring in December 2001 and may, at the option of BKI, be renewed for an additional term of five years at an annual expense of $26,400.

         BKI has a lease agreement for office premises located on U.S. 42 in Boone County, Kentucky, with Burnett Mortgage Company, LLC, of which Mr. Humpert and Mr. Snyder are members. Total rental expense under this lease was $89,495 for each of the years ended December 31, 2000 and 1999. The lease was effective in May 1998 with an initial term of 15 years and may, at the option of BKI, be renewed for three successive five-year periods.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

           (a) Exhibits

                 Item  2.  Agreement and Plan of Reorganization

                 Item  3.  Amended Articles of Incorporation and By-Laws

                 Item 10.  Material Contracts/Stock Option Plan

                 Item 21.  Subsidiaries of the Registrant

                 Item 23.  Consent of Crowe, Chizek and Company LLP

                 Item 99. Safe Harbor Under the Private Securities Litigation Reform Act of 1995


           (b) No forms 8-K were filed during the quarter ended December 31, 2000.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           THE BANK OF KENTUCKY FINANCIAL
                                            CORPORATION


                                           By /s/ Robert W. Zapp
                                             ----------------------------------
                                             Robert W. Zapp,
                                             President, Chief Executive
                                             Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



By /s/ Robert Fulkerson                     By /s/ Rodney S. Cain
   -----------------------------               --------------------------
   Robert Fulkerson,                           Rodney S. Cain,
   Treasurer                                   Secretary and Director

Date: 3/28/01                               Date: 3/28/01



By /s/ R.C. Durr                            By /s/ Harry J. Humpert
   -----------------------------               --------------------------
   R.C. Durr,                                  Harry J. Humpert,
   Director                                    Director

Date: 3/28/01                               Date: 3/28/01



By /s/ David E. Meyer                       By /s/ John E. Miracle
   -----------------------------               --------------------------
   David E. Meyer,                             John E. Miracle,
   Director                                    Director

Date: 3/28/01                              Date: 3/28/01

By /s/ Mary Sue Rudicill                  By /s/ Robert B. Sathe
   -----------------------------             --------------------------
   Mary Sue Rudicill,                        Robert B. Sathe,
   Director                                  Director

Date: 3/28/01                             Date: 3/28/01



By /s/ William E. Snyder                  By /s/ Herbert H. Works
   -----------------------------             --------------------------
   William E. Snyder,                        Herbert H. Works,
   Director                                  Director

Date: 3/28/01                             Date: 3/28/01



By /s/ Ruth Doering-Seligman              By /s/ Wayne Carlisle
   -----------------------------             --------------------------
   Ruth Doering-Seligman,                    Wayne Carlisle,
   Director                                  Director

Date: 3/28/01                             Date: 3/28/01

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

   3.2      By-Laws of The Bank of Kentucky Financial Corporation        Incorporated by reference to the 8-K, Exhibit
                                                                         2(d).

   10       The Bank of Kentucky Financial Corporation 1997 Stock        Incorporated by reference to Form S-8 filed by
            Option and Incentive Plan                                    the Registrant on October 2, 1997, Exhibit 4(d).

   21       Subsidiaries of the Registrant

   23       Consent of Crowe, Chizek and Company LLP

   99       Safe Harbor Under the Private Securities Litigation Reform
            Act of 1995