Form 10-Q
period 2001-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2001-05-15
CIK 934547

                                    FORM 10-Q

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

(Mark One)

   [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For Quarterly Period ended March 31, 2001


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

As of May 01, 2001, the latest practicable date, 6,158,339 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

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

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                             (DOLLARS IN THOUSANDS)


                                                                    MARCH 31                  DECEMBER 31
                                                                      2001                       2000
                                                                      ----                       ----
ASSETS                                                            (UNAUDITED)
Cash and cash equivalents                                         $    38,884                 $    22,248
Available-for-sale securities                                          28,130                      22,633
Held-to-maturity securities                                            21,398                      29,740
Loans held for sale                                                     2,236                           0
Total loans                                                           374,336                     384,081
     Less:  Allowances for loan losses                                  3,850                       3,806
                                                                  -----------                 -----------
               Net loans                                              370,486                     380,275
Premises and equipment, net                                             6,254                       6,223
FHLB stock, at cost                                                     3,359                       3,359
Accrued interest receivable and other assets                            5,804                       5,651
                                                                  -----------                 -----------
     Total assets                                                  $  476,551                 $   470,129
                                                                  ===========                 ===========

LIABILITIES & SHAREHOLDERS' EQUITY

LIABILITIES
Deposits                                                          $   407,448                  $  393,721
Short-term borrowings                                                   3,760                      12,643
Notes payable                                                          12,109                      12,174
Accrued interest payable and other liabilities                          3,931                       3,814
                                                                  -----------                 -----------
     Total liabilities                                                427,248                     422,352


SHAREHOLDERS' EQUITY
Common stock                                                            3,098                       3,098
Additional paid-in capital                                             14,553                      14,538
Retained earnings                                                      31,843                      30,446
Unearned compensation                                                   (335)                       (335)
Accumulated other comprehensive income                                    144                          30
                                                                  -----------                 -----------
     Total shareholders' equity                                        49,303                      47,777
                                                                  -----------                 -----------
Total liabilities and shareholders' equity                         $  476,551                 $   470,129
                                                                  ===========                 ===========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)



                                                                        2001                       2000
                                                                        ----                       ----
INTEREST INCOME
      Loans, including related fees                                $      8,542               $      7,466
      Securities and other                                                  882                        893
                                                                   ------------               ------------
           Total interest income                                          9,424                      8,359
                                                                   ------------               ------------

INTEREST EXPENSE
     Deposits                                                             4,769                      3,717
     Borrowings                                                             255                        511
                                                                   ------------               ------------
          Total interest expense                                          5,024                      4,228
                                                                   ------------               ------------

Net interest income                                                       4,400                      4,131
Provision for loan losses                                                    86                        219
                                                                   ------------               ------------
Net interest income after
     Provision for loan losses                                            4,314                      3,912
                                                                   ------------               ------------

NON-INTEREST INCOME
     Service charges and fees                                               415                        379
     Gain/(loss) on securities                                               67                          0
     Gain on loans sold                                                     239                         46
     Other                                                                  309                        209
                                                                   ------------               ------------
          Total non-interest income                                       1,030                        634

NON-INTEREST EXPENSE
     Salaries and benefits                                                1,352                      1,275
     Occupancy and equipment                                                495                        468
     Data processing                                                        215                        194
     Advertising                                                             81                         75
     Other operating expenses                                               713                        791
                                                                   ------------               ------------
          Total non-interest expense                                      2,856                      2,803
                                                                   ------------               ------------

INCOME BEFORE INCOME TAXES                                                2,488                      1,743
     Less:  income taxes                                                    782                        545
                                                                   ------------               ------------
NET  INCOME                                                         $     1,706                $     1,198
                                                                   ============               ============

Earnings per share                                                 $       0.28               $       0.20
Earnings per share, assuming dilution                                   $  0.28                    $  0.19
Dividends per share                                                     $  0.05                    $  0.04

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)



                                                                                    2001             2000
                                                                                    ----             ----

Balance January 1                                                                $    47,777     $   42,584
Comprehensive Income:
     Net Income                                                                        1,706          1,198
     Change in net unrealized gain/(loss)                                                114            (92)
                                                                                 -----------     ----------
Total Comprehensive Income                                                             1,820          1,106

Cash dividends paid                                                                     (309)          (211)
Benefit plan amortization                                                                  0            106
Exercise of stock options (including tax benefits of $3 and $18)                          15             68
Adjustments related to merger                                                              0            232
                                                                                 -----------     ----------
Balance March 31                                                                 $    49,303     $   43,885
                                                                                 ===========     ==========

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)


FOR THE THREE MONTHS ENDED MARCH 31                                             2001                 2000
CASH FLOWS FROM OPERATING ACTIVITIES

Net income                                                                $      1,706         $      1,198
Adjustments to reconcile net income to net cash
     From operating activities                                                     154                 (100)
                                                                          ------------         ------------
     Net cash from operating activities                                          1,860                1,098

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from paydowns and maturities of
     Held-to-maturity securities                                                 8,541                   14
Proceeds from paydowns and maturities of
     Available-for-sale securities                                              10,988                    -
Purchases of held-to-maturity securities                                          (205)               (1095)
Purchases of available-for-sale securities                                     (16,296)              (2,500)
Net change in loans                                                              7,467              (17,744)
Property and equipment expenditures                                               (201)                (260)
                                                                          ------------         ------------
     Net cash from investing activities                                         10,294              (21,585)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits                                                          13,727                6,708
Net change in short-term borrowings                                             (8,883)              11,846
Proceeds from exercise of stock options                                             12                   50
Cash dividends paid                                                               (309)                (211)
Payments on note payable                                                           (65)                  (6)
                                                                          ------------         ------------
     Net cash from financing activities                                          4,482               18,387
                                                                          ------------         ------------

Net change in cash and cash equivalents                                         16,636               (2,100)
Cash and cash equivalents at beginning of period                                22,248               19,407
                                                                          ------------         ------------
Cash and cash equivalents at end of period                                  $   38,884          $    17,307
                                                                          ============         ============

See accompanying notes

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE 1 - BASIS OF PRESENTATION:
-------------------------------

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of October 1, 1999 with the historical financial position of the Company as of January 1, 2000. The results of operations of the separate companies are combined and presented for the three month period ended March 31, 2000. FTFC's results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net income for that period was $232,000 and is reflected in the consolidated statements of changes in shareholders' equity and as an adjustment related to the merger. Dividends per share are the company's historical dividends. The following table presents the combination of the operating results for the 2000 period included in these financial statements (dollars in thousands):


----------------------------------------------------- --------------------- --------------------- --------------------
                                                            COMPANY                 FTFC               COMBINED
----------------------------------------------------- --------------------- --------------------- --------------------
THREE MONTHS ENDED MARCH 30, 2000:
----------------------------------------------------- --------------------- --------------------- --------------------
  Net interest income                                 $      3,197          $       934           $     4,131
----------------------------------------------------- --------------------- --------------------- --------------------
  Net income                                                   995                  203                 1,198
----------------------------------------------------- --------------------- --------------------- --------------------

NOTE 2 - GENERAL:
-----------------

These financial statements were prepared in accordance with the instructions for Form 10-Q and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.

NOTE 3 - EARNINGS PER SHARE:
----------------------------

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The following table presents the number of shares used to compute basic and diluted earnings per share for the indicated periods:

                                                       Three Months
                                                           Ended
                                                         March 31
                                                  2001              2000
                                                  ----              ----
   Weighted Average Shares Outstanding            6,158,236         6,102,970

   Shares used to compute diluted
        Earnings per share                        6,184,660         6,198,125


NOTE 4 - NEW ACCOUNTING PRONOUNCEMENTS:
---------------------------------------

Effective January 1, 2001, a new accounting standard required all derivatives to be recorded at fair value. Unless designated as hedges, changes in fair value are recorded in the income statement. Fair value changes involving hedges are recorded by offsetting gains and losses on the hedge and on the hedge item, even if the fair value of the hedged item is not otherwise recorded. Adoption of this standard did not have a material effect on the Company.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                          AND THE RESULTS OF OPERATIONS
                                 MARCH 31, 2001

                               FINANCIAL CONDITION

Total assets at March 31, 2001 were $476,551,000 compared to $470,129,000 at December 31, 2000, an increase of $6,422,000 (1.37%). Deposits increased $13,727,000 (3.49%) to $407,448,000 at March 31, 2001 compared to $393,721,000 at December 31, 2000 resulting in a decrease in short-term borrowings of $8,883,000 (-70.26%) to $3,760,000 at March 31,2001 from $12,643,000 December
31, 2000. Loans outstanding decreased $9,745,000 (-2.54%) from $384,081,000 at
December 31, 2000 to $374,336,000 at March 31, 2001. Funds generated by the decrease in loans outstanding and the deposit growth increased overnight federal funds to $18,638,000 at March 31, 2001 from $0 at December 31, 2000.

                              RESULTS OF OPERATIONS

GENERAL

Net income increased $508,000 (42.40%) in the first quarter of 2001 to $1,706,000 ($.28 per share), compared to $1,198,000 ($.20 per share) for the same period in 2000. Improved net interest income, a lower provision, and a 62.46% increase in non-interest income contributed to the increased earnings.

NET INTEREST INCOME

Net interest income for the first quarter of 2001 increased to $4,400,000, an increase of $269,000 (6.51%) compared to $4,131,000 for the same period in 2000. An increase of $24,545,000 in loans outstanding, compared to March 31, 2000, drove the $269,000 (6.51%) increase in net interest income, partially offset by a .04% decrease in the net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $86,000 for the three months ending March 31, 2001, a decrease of $133,000 compared to the $219,000 provision recorded during the same period in 2000. Lower net charge-offs, fewer non-performing loans and a decline in loans outstanding of $9,745,000, from $384,081,000 at December 31, 2000 to $373,336,000 at March 31, 2001, contributed to the lower provision for loan losses. At March 31, 2001 the Bank had $3,167,000 in non-performing loans or .85% of total loans outstanding, compared to $4,989,000 at December 31, 2000. Net charge-offs, year to date 2001 were $41,000 compared to $117,000 in 2000. Management believes the reserve, at 1.03% of loans, was adequate at March 31, 2001.

NON-INTEREST INCOME

Total non-interest income increased $396,000 during the first quarter of 2001 from $634,000 in 2000 to $1,030,000 in 2001. The increase was driven by fee income from the sale of mortgage loans into the secondary market, which increased $193,000 in the first quarter of 2001 to $239,000 from $46,000 for the same period last year. The increase was due to a decrease in mortgage loan rates compared to this period last year. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. During the first quarter of 2001, 173 loans with a principal balance of $20.3 million were sold compared to 31 loans with a principal balance of $5.2 million during the same period in 2000. Loans held for sale at March 31, 2001 increased to $2,236,000 from $0 at December 31, 2000. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The Bank also realized a gain of $67,000 on the sale of $6,500,000 in available for sale securities. These securities were replaced with bonds in the two to three year maturity range. Other fee income increased $100,000 (47.84%) to $309,000 for the first quarter of 2001 compared to $209,000 for the same period in 2000. Increases in letter of credit fees, ATM surcharge fees, and debit card interchange fees accounted for $58,000 of the increase.

NON-INTEREST EXPENSE

Non-interest expense increased only slightly to $2,856,000 in the first quarter of 2001 from $2,803,000 in 1999, an increase of $53,000 (1.89%). The change was driven by increases in salaries and benefits. Salaries and benefits increased $77,000 (6.04%) in the first quarter of 2001 to $1,352,000 compared to $1,275,000 for the same period in 2000. Most of the increase was due to annual merit increases. Other operating expenses decreased to $713,000 in the first quarter of 2001, from $791,000 for the same period in 2000, a decrease of $78,000 (-9.86%). Savings from the merger of the two companies accounted for the decrease.

INCOME TAX EXPENSE

Income tax expense increased due to higher income before taxes. The effective tax rate was stable at just over 31%.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company's liquidity is sufficient at March 31, 2001.

The company's total shareholders' equity increased $1,526,000, from $47,777,000 at December 31, 2000 to $49,303,000 at March 31, 2001. In the first quarter of 2001 the Company paid a cash dividend of $.05 per share totaling $309,000.

On March 16, 2001 the Company's Board of Directors approved the repurchase of up to 2% of the outstanding common shares of the Company in the over-the-counter market during the twelve months following the public release of the Company's earnings for the first quarter of 2001. The timing and terms of any repurchase transactions will be determined by management based upon a number of factors. Any repurchases will be funded, as needed, by dividends from the Bank. As of the date of this report, no shares had yet been repurchased.

For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2001, the Bank's leverage and total risk-based ratios were 10.26 and 12.49 respectively, which exceed the well-capitalized thresholds.

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

                  Not applicable

ITEM 5.  Other Information
         -----------------

                  Not applicable

ITEM 6.  Exhibits and Reports on Form 8 - K
         ----------------------------------


         (a) Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

         (a) The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:               May 9, 2001           /s/ Robert W. Zapp
       --------------------------         -------------------------------------
                                          Robert W. Zapp
                                          President

Date:               May 9, 2001           /s/ Robert D. Fulkerson
       --------------------------         -------------------------------------
                                          Robert D. Fulkerson
                                          Treasurer (Chief Financial Officer)