Form 10-Q
period 2001-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2001-08-14
CIK 934547

FORM 10-Q

U.S. Securities and Exchange Commission

Washington, D.C.  20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2001

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to___________________

Commission File Number: 0-25960

THE BANK OF KENTUCKY FINANCIAL CORPORATION (Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-1256535 (I.R.S. Employer Identification Number)

1065 Burlington Pike, Florence, Kentucky 41042
(Address of principal executive offices) (Zip Code)

Registrant's telephone number: (859) 371-2340

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

As of August 10, 2001, the latest practicable date, 6,072,871 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

Assets	June 30, 2001 (Unaudited)	December 31, 2000

Cash and Cash Equivalents	$18,908	$22,248
Available-for-sale securities	35,021	22,633
Held-to-maturity securities	16,649	29,740
Loans held for sale	649	0
Total loans	388,749	384,081
Less: Allowance for loan loss	(3,997)	(3,806)

Net Loans	384,752	380,275
Premises and equipment, net	6,120	6,223
FHLB stock, at cost	3,480	3,359
Accrued interest receivable and other assets	6,335	5,651
Total assets	$471,914	$470,129

Liabilities & Shareholders' Equity

Liabilities
Deposits	$395,585	$393,721
Short-term borrowings	17,437	12,643
Long-term borrowings	4,464	12,174
Accrued interest payable & other liabilities	4,521	3,814
Total liabilities	422,007	422,352
Shareholders' Equity
Common Stock	3,098	3,098
Additional paid-in capital	13,272	14,538
Retained earnings	33,379	30,446
Unearned compensation	0	(335)
Accumulated other comprehensive income	158	30
Total shareholder's equity	49,907	47,777
Total liabilities & shareholders' equity	$471,914	$470,129

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000
(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
INTEREST INCOME	2001	2000	2001	2000
Loans, including related fees	$8,289	$8,141	$16,831	$15,607
Securities and other	887	909	1,769	1,802
Total interest income	9,176	9,050	18,600	17,409

INTEREST EXPENSE
Deposits	4,419	3,857	9,188	7,574
Borrowings	203	780	458	1,291

Total interest expense	4,622	4,637	9,646	8,865

Net interest income	4,554	4,413	8,954	8,544
Provision for loan losses	(190)	(316)	(276)	(535)

Net interest income after provision for loan losses	4,364	4,097	8,678	8,009

NON-INTEREST INCOME
Service charges and fees	500	379	915	758
Gain/(loss) on securities	0	0	67	0
Gain on loans sold	197	58	436	104
Other	294	276	603	485
Total non-interest income	991	713	2,021	1,347

NON-INTEREST EXPENSE
Salaries and benefits	1,373	1,279	2,725	2,554
Occupancy and equipment	491	486	986	954
Data processing	207	183	422	377
Advertising	81	87	162	162
Restructuring charges	0	1,405	0	1,405
Merger and Acquisition	0	490	0	490
Other	909	589	1,622	1,380
Total non-interest expense	3,061	4,519	5,917	7,322

INCOME BEFORE INCOME TAXES	2,294	291	4,782	2,034
Less: income taxes	759	193	1,541	738
NET INCOME	$1,535	$98	$3,241	$1,296

COMPREHENSIVE INCOME	$1,549	$145	$3,369	$1,251

Earnings per share	$.25	$.02	$.53	$.21
Earnings per share, assuming dilution	$.25	$.02	$.53	$.21
Dividends per share	$.00	$.00	$.05	$.04

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(Dollars in thousands)
(Unaudited)

	2001	2000
Balance as of January 1	$47,777	$42,584
Comprehensive income
Net income	3,241	1,296
Change in net unrealized gain/(loss) net of tax	128	(45)

Total comprehensive income	3,369	1,251

Cash dividends paid	(308)	(212)
Purchase of fractional shares	0	(7)
Exercise of stock options (including tax benefits of $3 and $18)	15	686
Adjustments related to merger	0	448
Benefit Plan Termination	458	0
Benefit Plan Amortization	0	106
Stock repurchase and retirement	(1,404)	0

Balance as of June 30	$49,907	$44,856

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

FOR THE SIX MONTHS ENDED JUNE 30	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,241	$1,296
Adjustments to reconcile net income to net cash from operating activities	796	3,560

Net cash from operating activities	4,037	4,856

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in interest bearing deposits with banks	0	1,000
Proceeds from pay downs and maturities of held-to-maturity securities	14,295	3,156
Proceeds from sales, pay downs and maturities of available-for-sale securities	16,259	1,039
Purchases of held-to-maturity securities	(1,170)	(3,461)
Purchases of available-for-sale securities	(28,370)	(2,500)
Net change in loans	(5,402)	(31,600)
Purchase stock in FHLB	0	0
Property and equipment expenditures	(237)	(1,613)

Net cash from investing activities	(4,625)	(33,979)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits	1,864	1,272
Net change in short-term borrowings	4,794	29,237
Proceeds from exercise of stock options	12	669
Payment for fractional shares	0	(7)
Cash dividends paid	(308)	(212)
Stock repurchase and retirement	(1,404)	0
Payments on note payable	(7,710)	(696)

Net cash from financing activities	(2,752)	30,263

Net change in cash and cash equivalents	(3,340)	1,140
Cash and cash equivalents at beginning of period	22,248	19,407

Cash and cash equivalents at end of period	$18,908	$20,547

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2001

Note 1 - Basis of Presentation:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of October 1, 1999 with the historical financial position of the Company as of January 1, 2000. As a result, FTFC's results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net income for that quarter was $232,000 and it, combined with $216,000 in dividends paid on unawarded FTFC management recognition plan shares that were returned to the company upon consummation of the transaction, is reflected in the consolidated statements of changes in shareholders' equity and as an "adjustment related to the merger." Dividends per share are the company's historical dividends.

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

	Three Months Ended June 30		Six Months Ended June 30
	2001	2000	2001	2000
Weighted Average Shares Outstanding	6,134,567	6,135,720	6,146,402	6,129,528

Shares used to compute diluted Earnings per share	6,161,854	6,175,962	6,173,043	6,166,367

Note 4 - Restructuring Charges:

Restructuring charges reflected on the consolidated statement of income in 2000 relate to severance benefits for three former FTFC executives and penalties associated with the early termination of data processing and equipment lease contracts associated with FTFC's operations. On June 14, 2000, the effective date of the merger, the Company executed severance agreements with three senior executives of FTFC. These agreements call for monthly cash payments, beginning July 2000 and the continuation of certain benefits for 36 months. This obligation, approximately $1.2 million, was accrued at that time. Most of the balance of the $1.4 million in identified restructuring charges relates to a penalty associated with the early termination of FTFC's data processing service agreement, effective June 24, 2000.

Note 5 - Benefit Plan Termination:

In May 2001, the FTFC Employee Stock Ownership Plan (ESOP) was terminated. The value of unallocated shares held by the ESOP was approximately $450,000. The excess of the value of the shares held by the ESOP over the balance of the loan encumbering these shares was approximately $123,000. This amount was distributed to former FTFC ESOP participants and was recorded as ESOP expense in 2001.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
Management's Discussion and Analysis of Financial Condition
And the Results of Operations
June 30, 2001

Total assets at June 30, 2001 were $471,914,000 compared to $470,129,000 at December 31, 2000, an increase of $1,785,000 (.4%). This increase was primarily due to an increase in loans of $4,668,000 (1.2%), from $384,081,000 at December 31, 2000 to $388,749,000 at June 30, 2001. Loan growth was partially offset by a $3,340,000 decrease in cash and due from banks. Total deposits increased $1,864,000 (.5%), from $393,721,000 at December 31, 2000 to $395,585,000 at June 30, 2001.

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $1,296,000 in 2000 to $3,241,000 in 2001, an increase of $1,945,000 (150.1%). Net income for the quarter ended June 30, 2001 was $1,535,000 ($.25 per share) compared to $98,000 ($.02 per share) during the same period in 2000, an increase of $1,437,000 (1466.3%). Last year's earnings reflect restructuring and merger related expenses incurred during the second quarter, which aggregated to $1,417,000, net of tax. Earnings year to date, excluding last year's merger related expenses, increased $528,000 (19.5%) to $3,241,000 in 2001 compared to $2,713,000 for the same period in 2000. Net income for the quarter ended June 30, 2001 excluding last year's merger related expenses, increased $20,000 (1.3%) to $1,535,000 in 2001 from $1,515,000 in 2000. The increase in earnings was driven by higher non-interest income, partially offset by an increase in operating expenses including a non-recurring charge of approximately $125,000 for expenses associated with the termination of the Fort Thomas ESOP plan.

NET INTEREST INCOME

Net interest income increased $141,000 (3.2%) in the second quarter of 2001 over the same period in 2000, while the year to date total increased $410,000 (4.8%) from $8,544,000 in 2000 to $8,954,000 in 2001. The increase in net interest income was driven by the continued growth in the loan portfolio.

PROVISION FOR LOAN LOSSES

The loan loss provision was $276,000 for the six months ended June 30, 2001 compared to $535,000 recorded in the same period in 2000. The provision was decreased due to slower loan growth and a $182,000 decrease in net charge-offs to $85,000 through June 30, 2001 compared to $267,000 for the same period last year. The Bank had $3,763,000 in non-performing loans, .97% of total loans outstanding at June 30, 2001, compared to $5,656,000 (1.55%) at June 30,

2000. Real estate loans accounted for $2,841,000 of the non-performing loans at June 30, 2001 Management is satisfied that the reserve is adequate at June 30, 2001.

NON INTEREST INCOME

Total non-interest income increased $674,000 (50.0%) to $2,021,000 through June 30, 2001, compared to $1,347,000 for the same period in 2000. Service charges on deposits increased $121,000 (31.9%) in the second quarter, to $500,000 for the period ending June 30, 2001 compared to $379,000 for the same period in 2000. Transaction growth and higher fees in the second quarter contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market increased $332,000 (320.2%) to $436,000 through June 30, 2001, compared to $104,000 for the same period in 2000. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The increase in fee income was driven by increased volume due to lower interest rates. During the first half 2001, 318 loans with a principal balance of $37.7 million were sold compared to 68 loans with a principal balance of $9.3 million during the same period in 2000. Loans held for sale at June 30, 2001 increased to $649,000 from $0 at December 31, 2000. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.

NON INTEREST EXPENSE

Non-interest expense decreased $1,458,000 (32.3%) in the second quarter of 2001, with year to date expenses decreasing $1,405,000 (19.2%) to $5,917,000 through June 30, 2001 compared to $7,322,000 for the same period in 2000, which included merger and restructuring related expenses of $1,895,000. Non-interest expense excluding merger and restructuring related expenses, increased $490,000 (9.0%) through June 30, 2001. Salary and employee benefit expense increased $171,000 (6.7%) to $2,725,000 through June 30, 2001, compared to $2,554,000 for the same period in 2000. Occupancy and equipment expense increased $32,000 (3.3%) to $986,000 through June 30, 2001, compared to $954,000 for the same period in 2000. Data processing expense increased $45,000 (11.9%) through the first six months of 2001 to $422,000 from $377,000 for the same period last year. Other operating expenses increased $242,000 (17.5%) through June 30, 2001 to $1,622,000 from $1,380,000 for the same period in 2000. Increases in bank shares tax and ATM expenses of $128,000 and $84,000 respectively contributed to most of the increase.

INCOME TAX EXPENSE

Income tax expense increased by $803,000 (108.8%) through the second quarter of 2001 compared to 2000 and the effective tax rate decreased to 32% from 36%. Last year's effective tax rate of 36% was partially due to the majority of the merger and acquisition cost not being deductible for tax purposes. The current effective tax rate is more in line with historical effective tax rates.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and three of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC's liquidity is sufficient at June 30, 2001. For purposes of determining a bank's deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized " bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2001, the Bank's leverage and total risk-based ratios were 10.22% and 12.55% respectively, which exceeds the well-capitalized threshold.

The Bank of Kentucky Financial Corporation

PART II

ITEM 1.		Legal Proceedings

None.

ITEM 2.		Changes in Securities

Not applicable.

ITEM 3.		Defaults Upon Senior Securities

Not applicable

ITEM 4.		Submission of Matters to a Vote of Security Holders

	(a)	The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation ("BKFC") was held on April 20, 2001.
	(b)	Not applicable.
	(b)	To reelect four directors of BKFC for terms expiring in 2004:

			For	Against/Withheld	Abstentions
		Rodney S. Cain	5,058,781	0	83,200
		Wayne Carlisle	5,089,068	0	55,241
		Ruth Seligman Doering	5,068,483	0	73,498
		R. C. Durr	5,063,231	0	78,750

To ratify the selection of Crowe, Chizek and Company LLP as the auditors of BKFC for the current fiscal year: 5,076,165 for, 38,360 against, and 28,038 abstain.

	(d)	Not applicable.

ITEM 5.		Other Information

Not applicable

ITEM 6.		Exhibits and Reports on Form 8 - K

	(a)	Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

	(b)	The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2001.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 10, 2001	/s/ Robert W. Zapp
Robert W. Zapp President

Date: August 10, 2001	/s/ Robert D. Fulkerson
Robert D. Fulkerson Treasurer (Chief Financial Officer)