Form 10-Q
period 2001-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2001-11-14
CIK 934547

FORM 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from______________to______________

Commission File Number: 0-25960

THE BANK OF KENTUCKY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Kentucky	61-1256535

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1065 Burlington Pike, Florence, Kentucky 41042
(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (859) 371-2340

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 9, 2001 the latest practicable date, 6,026,495 shares of the Registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

      THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

Assets	September 30, 2001 (unaudited)	December 31, 2000
Cash and cash equivalents	$23,607	$22,248
Available-for-sale securities	33,282	22,633
Held-to-maturity securities	17,141	29,740
Loans held for sale	2,571	0
Total loans	398,105	384,081
Less: Allowance for loan loss	(4,101)	(3,806)

Net Loans	394,004	380,275
Premises and equipment, net	6,091	6,223
FHLB stock, at cost	3,542	3,359
Accrued interest receivable and other assets	6,524	5,651

Total assets	$486,762	$470,129

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$407,457	$393,721
Short-term borrowings	19,342	12,643
Long-term borrowings	4,457	12,174
Accrued interest payable & other liabilities	4,948	3,814

Total liabilities	436,204	422,352

Shareholders’ Equity
Common Stock	3,098	3,098
Additional paid-in capital	12,080	14,538
Retained earnings	34,803	30,446
Unearned compensation	0	(335)
Accumulated other comprehensive income	577	30

Total shareholder’s equity	50,558	47,777

Total liabilities & shareholders’ equity	$486,762	$470,129

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2001 AND 2000
(Dollars in thousands, except per share data-unaudited)

	Three Months Ended Sept 30		Nine Months Ended Sept 30
INTEREST INCOME	2001	2000	2001	2000
Loans, including related fees	$8,177	$8,432	$25,008	$24,039
Securities and other	811	864	2,580	2,666

Total interest income	8,988	9,296	27,588	26,705

INTEREST EXPENSE
Deposits	3,988	4,141	13,176	11,715
Borrowings	240	840	698	2,131

Total interest expense	4,228	4,981	13,874	13,846

Net interest income	4,760	4,315	13,714	12,859
Provision for loan losses	(365)	(393)	(641)	(927)

Net interest income after
provision for loan losses	4,395	3,922	13,073	11,932

NON-INTEREST INCOME
Service charges and fees	504	424	1,419	1,181
Gain/(loss) on securities	0	0	67	0
Gain on loans sold	183	56	619	160
Other	341	242	944	727

Total non-interest income	1,028	722	3,049	2,068

NON-INTEREST EXPENSE
Salaries and benefits	1,388	1,270	4,114	3,824
Occupancy and equipment	510	491	1,496	1,445
Data processing	219	142	640	519
Advertising	81	75	243	237
Restructuring charges	0	43	0	1,448
Merger and Acquisition	0	51	0	541
Other	723	633	2,345	2,013

Total non-interest expense	2,921	2,705	8,838	10,027

INCOME BEFORE INCOME TAXES	2,502	1939	7,284	3,973
Less: income taxes	(778)	(626)	(2,318)	(1,364)

NET INCOME	$1,724	$1,313	$4,966	$2,609

COMPREHENSIVE INCOME	$2,144	$1,458	$5,513	$2,709

Earnings per share	$.28	$.21	$.81	$.42
Earnings per share, assuming dilution	$.28	$.21	$.81	$.42
Dividends per share	$.05	$.04	$.10	$.09

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(unaudited)

	2001	2000

Balance as of January 1	$47,777	$42,584
Comprehensive income
Net income	4,966	2,609
Change in net unrealized gain/(loss)
net of tax	547	100

Total comprehensive income	5,513	2,709

Cash dividends paid	(609)	(458)
Purchase of fractional shares	0	(7)
Exercise of stock options (including tax
benefits of $3 and $18)	15	710
Payments to dissenting shareholders	0	(88)
Adjustments related to merger	0	448
Benefit Plan Termination	458	0
Benefit Plan Amortization	0	106
Stock repurchase and retirement	(2,596)	0

Balance as of September 30	$50,558	$46,004

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

FOR THE NINE MONTHS ENDED SEPT 30	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$4,966	$2,609
Adjustments to reconcile net income to net cash
from operating activities	1,229	3,298

Net cash from operating activities	6,195	5,907

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in interest bearing deposits with banks	0	1,000
Proceeds from paydowns and maturities of	14,900	3,367
held-to-maturity securities
Proceeds from paydowns and maturities of
available-for-sale securities	20,633	2,652
Purchases of held-to-maturity securities	(2,205)	(3,476)
Purchases of available-for-sale securities	(30,370)	(2,500)
Net change in loans	(16,941)	(38,271)
Property and equipment expenditures	(378)	(1,770)

Net cash from investing activities	(14,361)	(38,998)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits	13,736	11,752
Net change in short-term borrowings	6,699	20,011
Proceeds from exercise of stock options	12	693
Payments for dissenting shareholders	0	(88)
Payment for fractional shares	0	(7)
Cash dividends paid	(609)	(458)
Stock repurchase and retirement	(2,596)	0
Draws on note payable	0	0
Payments on note payable	(7,717)	(739)

Net cash from financing activities	9,525	31,164

Net change in cash and cash equivalents	1,359	(1,927)
Cash and cash equivalents at beginning of period	22,248	19,407

Cash and cash equivalents at end of period	$23,607	$17,480

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2001

Note 1 - Basis of Presentation:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

On June 14, 2000, the Company consummated the acquisition of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of October 1, 1999 with the historical financial position of the Company as of January 1, 2000. As a result, FTFC’s results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net income for that quarter was $232,000 and it, combined with $216,000 in dividends paid on unawarded FTFC management recognition plan shares that were returned to the company upon consummation of the transaction, is reflected in the consolidated statements of changes in shareholders’ equity and as a $458,000 “adjustment related to the merger.” Dividends per share are the company’s historical dividends.

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

	Three Months Ended Sept 30		Nine Months Ended Sept 30
	2001	2000	2001	2000

Weighted Average Shares Outstanding	6,057,687	6,157,002	6,116,830	6,138,686

Shares used to compute diluted
Earnings per share	6,082,337	6,166,200	6,142,866	6,167,470

Note 4 – Restructuring Charges:

Restructuring charges reflected on the consolidated statements of income relate to severance benefits for three former FTFC executives and penalties associated with the early termination of data processing and equipment lease contracts associated with FTFC’s operations. On June 14, 2000, the effective date of the merger, the Company executed severance agreements with three senior executives of FTFC. These agreements call for monthly cash payments, beginning July 2000 and the continuation of certain benefits for 36 months. This obligation, approximately $1.2 million, was accrued at that time. Most of the balance of the $1.4 million in identified restructuring charges relates to a penalty associated with the early termination of FTFC’s data processing service agreement, effective June 24, 2000.

Note 5 – Benefit Plan Termination:

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

THE BANK OF KENTUCKY FINANCIAL CORPORATION
Management’s Discussion and Analysis of Financial Condition
And the Results of Operations
September 30, 2001

Total assets at September 30, 2001 were $486,762,000 compared to $470,129,000 at December 31, 2000, an increase of $16,633,000 (3.5%). This increase was primarily due to an increase in loans, excluding loans held for sale, of $14,024,000 (3.6%), from $384,081,000 at December 31, 2000 to $398,105,000 at September 30, 2001. Loan growth was funded by an increase in deposits of $13,736,000 (3.5%), from $393,721,000 at December 31, 2000 to $407,457,000 at September 30,2001.

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $2,609,000 in 2000 to $4,966,000 in 2001, an increase of $2,357,000 (90.3%). Net income for the quarter ended September 30, 2001 was $1,724,000 ($.28 per share) compared to $1,313,000 ($.21 per share) during the same period in 2000, an increase of $411,000 (31.3%). Last year’s earnings reflect restructuring and merger related expenses incurred during the second and third quarters of 2000, which aggregated to $1,417,000 and $79,000 respectively, net of taxes. Earnings year to date excluding last year’s merger related expenses, increased $861,000 (21.0%) to $4,966,000 in 2001 compared to $4,105,000 for the same period in 2000. Net income for the quarter ended September 30, 2001 excluding last year’s merger related expenses, increased $332,000 (23.9%) to $1,724,000 in 2001 from $1,392,000 in 2000. The increase in earnings was driven by a large increase in non interest income and an increase in net interest income, partially offset by an increase in non interest expenses.

NET INTEREST INCOME

Net interest income increased $445,000 (10.3%) in the third quarter of 2001 over the same period in 2000, while the year to date total increased $855,000 (6.7%) from $12,859,000 in 2000 to $13,714,000 in 2001. The increase in net interest income was driven by the continued growth in the loan and deposit portfolios and associated loan fees.

PROVISION FOR LOAN LOSSES

The loan loss provision was $641,000 for the nine months ended September 30, 2001 compared to $927,000 recorded in the same period in 2000. The provision was impacted by slower loan growth in 2001 and a $57,000 decrease in net charge-offs, to $346,000 through September 30, 2001 compared to $406,000 for the same period last year. The Bank had $3,587,000 in non-performing loans or .90% of total loans outstanding at September 30, 2001 compared to $5,941,000 or 1.60% of total loans outstanding at September 30, 2000. Real estate loans accounted for $2,947,000 of the non-performing loans at September 30, 2001. Management is satisfied that the reserve is adequate at September 30, 2001.

NON INTEREST INCOME

Total non-interest income increased $981,000 (47.4%) to $3,049,000 through September 30,2001, compared to $2,068,000 for the same period in 2000. Service charges on deposits have increased $238,000 (20.2%) for the year to date and $80,000 (18.9%) in the third quarter, to $504,000 for the quarter ending September 30, 2001 compared to $424,000 for the same period in 2000. Transaction growth and new fees contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market increased $459,000 (286.9%) to $619,000 through September 30, 2001, compared to $160,000 for the same period in 2000. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The increase in fee income is driven by increased volume. Through September 30, 2001, 432 loans with a principal balance of $52.9 million were sold compared to 105 loans with a principal balance of $13.4 million during the same period in 2000. Loans held for sale at September 30, 2001 increased to $2,571,000 from $ 0 at December 31, 2000. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.

NON INTEREST EXPENSE

Non-interest expense increased $216,000 (8.0%) in the third quarter of 2001, with year to date expenses decreasing $1,189,000 (11.9%) to $8,838,000 through September 30, 2001 compared to $10,027,000 for the same period in 2000. Last year’s merger and restructuring related expenses caused a $1,989,000 decrease (see note 4). Non-interest expense excluding merger and restructuring related expenses increased $800,000 (10.0%) through September 30,2001. Salaries and employee benefits expense increased $118,000 (9.3%) in the third quarter while year to date expense increased $290,000 (7.6%) to $4,114,000 through September 30, 2001 compared to $3,824,000 for the same period last year. Occupancy and equipment expense increased $51,000 (3.5%) to $1,496,000 through September 30, 2001, compared to $1,445,000 for the same period in 2000. Data processing expense increased $121,000 (23.3%) through the first nine months of 2001 to $640,000 from $519,000 for the same period last year. The increase was due to volume and the utilization of additional data processing services. Other operating expenses increased $332,000 (16.5%) through September 30, 2001 to $2,345,000 from $2,013,000 for the same period in 2000.

INCOME TAX EXPENSE

Income tax expense increased by $954,000 (69.9%) through the third quarter of 2001 compared to 2000 and the effective tax rate decreased to 31.8% from 34.3%. The change was driven by higher income before tax. The decrease in the effective tax rate was due to the fact that the majority of last year’s merger and acquisition costs were not deductible for tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

The company achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has established a network of community banks to participate out loans to fund large loan request. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that BKFC’s liquidity is sufficient at September 30, 2001. For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized “ bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2001, the Bank’s leverage and total risk-based ratios were 10.05% and 12.10% respectively, which exceeds the well-capitalized threshold.

The Bank of Kentucky Financial Corporation

PART II

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	None.

ITEM 5.	Other Information

(a)	None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibit 99 – Safe Harbor under the Private Securities Litigation Reform Act of 1995.

(b)	The Registrant did not file any reports on Form 8-K during the quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	November 9, 2001	/s/ Robert W. Zapp

Robert W. Zapp
President

Date:	November 9, 2001	/s/ Robert D. Fulkerson

Robert D. Fulkerson
Treasurer (Chief Financial Officer)