Form 10-K
period 2001-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2002-03-29
CIK 934547

                    U.S. Securities and Exchange Commission

                            Washington, D.C. 20549

                                   FORM 10-K

(Mark One)

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the Fiscal Year December 31, 2001

                                      OR

     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934

          For the transition period from___________to_____________

                       Commission File Number: 0-25960
                                               -------

                 THE BANK OF KENTUCKY FINANCIAL CORPORATION
                ----------------------------------------------
            (Exact name of registrant as specified in its charter)

               Kentucky                                   61-1256535
   ----------------------------------             -----------------------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

               1065 Burlington Pike, Florence, Kentucky 41042
              --------------------------------------------------
              (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (859) 371-2340
                                              --------------

     Securities registered pursuant to Section 12(b) of the Exchange Act:
                                    None
                            -----------------------

     Securities registered pursuant to Section 12(g) of the Exchange Act:
                          Common Stock, no par value
                          --------------------------
                               (Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X   No___
          ---

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

State the issuer's revenues for its most recent fiscal year:  $ 40.4 million.
                                                              ---------------

The issuer's Common Stock is not quoted or traded on any established trading market. Using the most recent trade price of which management is aware of $20.10 per share, the aggregate market value of the voting stock held by non-affiliates of the Registrant was $66.0 million on March 6, 2002.

At March 6, 2002 there were 5,970,465 shares of the Registrant's Common Stock issued and outstanding.

Transitional Small Business Disclosure Format  Yes ___  No  X
                                                           ---

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

         Formed in 1990 to engage in the commercial banking business, BKI provides a variety of community-oriented consumer and commercial financial services to customers throughout Northern Kentucky. The principal business activity of BKI consists of accepting consumer and commercial deposits and using such deposits to fund residential and non-residential real estate loans and commercial, consumer, construction and land development loans. BKI's primary market area for both loans and deposits includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in Northern Kentucky. Service is provided to the market area through the main office of BKI and four branch offices in Boone County, five branch offices in Kenton County, two branch offices in Grant County, four branch offices in Campbell county, and two branch offices in the City of Florence.

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

         The deposits of BKI are insured up to the applicable limits by the Federal Deposit Insurance Corporation (the "FDIC"). At December 31, 2001 approximately 75.7%, or $315 million, of BKI's deposits were insured in the Bank Insurance Fund ("BIF") and 24.3%, or $101 million, which represent deposits deemed to have been acquired through the acquisition of Burnett and FTSB, were insured in the Savings Association Insurance Fund ("SAIF"). Because of the FDIC insured deposits, BKI is subject to regulation, supervision and examination by the FDIC. See "Regulation of BKI"; "Regulatory Capital Requirements" and "Dividend Restrictions."

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

      The following table sets forth the composition of BKI's loan portfolio by type of loan at the dates indicated:


                                                                           As of December 31,
                                                                           ------------------
                                             2001                      2000                      1999                      1998
                                             ----                      ----                      ----                      ----
                                            Amount           %        Amount         %          Amount          %         Amount
                                            ------           -        ------         -          ------          -         ------
                                                                            (Dollars in thousands)
Type of Loan:
   Nonresidential real estate loans        $126,161        30.6%     $116,974      30.4%       $ 82,698       24.7%     $ 66,449
   One- to four-family residential
     real estate loans                      136,194         33.1      150,222       39.1        147,316        44.1      140,159
   Commercial loans                          81,051         19.7       73,538       19.1         62,320        18.7       57,877
   Consumer loans                            14,959          3.6       12,661        3.3         11,819         3.5       10,286
   Construction and land development
     loans                                   52,184         12.7       23,586        6.1         25,633         7.6       24,165
   Municipal obligations                      1,443          0.3        7,849        2.0          4,568         1.4        3,346
                                           --------       ------     --------     ------       --------      ------     --------
        Total loans                        $411,992        100.0%    $384,830      100.0%      $334,354       100.0%    $302,282
                                                          ======                  ======                     ======
Less:
   Deferred loan fees                           520                       749                       905                      948
   Allowance for loan losses                  4,244                     3,806                     3,257                    2,897
                                           --------                  --------                  --------                 --------
     Net loans                             $407,228                  $380,275                  $330,192                 $298,437
                                           ========                  ========                  ========                 ========

                                                      As of December 31,
                                                           1997
                                                           ----
                                                 %        Amount          %
                                                 -        ------          -
                                                        (In thousands)
Type of Loan:
   Nonresidential real estate loans            22.0%     $ 62,932       23.2%
   One- to four-family residential
     real estate loans                          46.4      136,172        50.2
   Commercial loans                             19.1       49,172        18.1
   Consumer loans                                3.4        9,303         3.4
   Construction and land development
     loans                                       8.0       12,367         4.6
   Municipal obligations                         1.1        1,475          .5
                                            --------     --------    --------
        Total loans                           100.00%    $271,421       100.0%
                                            ========                 ========
Less:
   Deferred loan fees                                         999
   Allowance for loan losses                                2,554
                                                         --------
     Net loans                                           $267,868
                                                         ========

     Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2001, regarding the dollar amount of loans maturing in BKI's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2001:

                                                              Due after 1
                                                               year to 5         Due after 5
                                   Due within one year           years              years        Total
                                   -------------------       -------------     -------------     -----
                                                     (Dollars in thousands)
Commercial loans                       $   50,861             $  29,066           $  1,124     $ 81,051
Construction and land
   development loans                       52,184                     -                  -       52,184
                                       ----------             ---------           --------     --------
     Total                             $  103,045             $  29,066           $  1,124     $133,235
                                       ==========             =========           ========     ========

Interest sensitivity:
   With fixed rates                                           $  12,209           $     93
   With variable rates                                           16,857              1,031
                                                              ---------           --------
     Total                                                    $  29,066           $  1,124
                                                              =========           ========

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

     At December 31, 2001, BKI had a total of $126 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 31% of BKI's total loans at such date, $387,000 of which were nonperforming.

     One- to Four-Family Residential Real Estate Loans. BKI originates permanent conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located in the Northern Kentucky area. BKI also originates a limited amount of loans for the construction of one-to four-family residences and home equity loans secured by second mortgages on one- to four-family residential real estate. See "Construction and Land Development Loans." Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. BKI does not originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

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

     The aggregate amount of BKI's residential real estate loans equaled approximately $136 million at December 31, 2001, and represented 33% of total loans at such date. At December 31, 2001, BKI had $2.4 million of non-performing loans of this type.

     Loans held for sale. BKI originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2001 these loans totaled $6 million.

     Commercial Loans. BKI offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to BKI's prime interest rate. Commercial loans typically have terms of five years.

     Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, BKI generally obtains the personal guarantees of one or more of the principals backing the borrower. At December 31, 2001, BKI had $81 million, or 20% of total loans, invested in commercial loans, $242,000 of which was non-performing.

     Consumer Loans. BKI makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years.

     Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount which can be recovered on such loans. At December 31, 2001, BKI had $15 million, or 4% of total loans, invested in consumer loans, $41,000 of which was non-performing.

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

     Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, BKI must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2001, a total of $52 million, or approximately 13% of BKI's total loans, consisted of construction and land development loans, none of which were non-performing.

     Municipal Obligations. BKI makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for BKI. At December 31, 2001, BKI had $1.4 million, or 0.3% of total loans, invested in municipal obligation loans, none of which were non-performing.

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

     The aggregate amounts of BKI's classified assets at December 31, 2001, were as follows:

                                                         (In thousands)

          Substandard (risk rating 6)                        $1,528
          Doubtful (risk rating 7)                              966
          Loss (risk rating 8)                                    0
                                                             ------

          Total classified assets                            $2,494
                                                             ======


     The following table reflects the amount of loans in delinquent status as of December 31, 2001:

                                                      (In thousands)
          Loans delinquent
            30 to 59 days                                 $4,751
            60 to 89 days                                  1,558
            90 or more days                                2,199
                                                          ------

              Total delinquent loans                      $8,508
                                                          ======

          Ratio of total delinquent loans to total
            loans                                           2.07%
                                                          ======


     The following table sets forth information with respect to BKI's nonperforming assets for the periods indicated. During the periods shown, BKI had no restructured loans within the meaning of FAS No. 15. In addition, BKI evaluates loans to identify those that are "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2001, BKI had designated $1,639 million as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

                                                                             At December 31,
                                                     -----------------------------------------------------------------
                                                         2001          2000         1999        1998         1997
                                                       ---------   ----------    ----------   ----------  ---------
                                                                          (Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
  Real estate:
     Nonresidential                                    $     427   $      344    $        0   $        0  $       0
     Residential                                             329          226         1,902        3,259      1,626
     Construction                                              0            0           361          335        309
     Commercial                                              198          192             0          159         82
       Consumer and other                                      0          122             0            0          0
                                                       ---------   ----------    ----------   ----------  ---------
         Total                                               954          884         2,263        3,753      2,017
                                                       ---------   ----------    ----------   ----------  ---------

Accruing loans which are contractually past due
  90 days or more:
  Real estate:
     Nonresidential                                            0            0             0            0          0
     Residential                                           2,114        3,125           899          112          0
     Construction                                              0            0             0            0          0
       Commercial                                             44          628           210           59        101
       Consumer and other loans                               41          262           161           19         24
                                                       ---------   ----------    ----------   ----------  ---------
          Total                                            2,199        4,105         1,270          190        125
                                                       ---------   ----------    ----------   ----------  ---------

Total of non-accrual and 90 days past due loans        $   3,153   $    4,989    $    3,533   $    3,943  $   2,142
                                                       =========   ==========    ==========   ==========  =========


Percentage of total loans                                    .77%        1.30%         1.06%        1.31%       .79%
                                                       =========   ==========    ==========   ==========  =========

Other nonperforming assets(2)                          $     292   $       94    $      248   $      200  $       0
                                                       =========   ==========    ==========   ==========  =========

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

(2) Consists of real estate acquired through foreclosure, which is carried at the lower of cost (fair value at disclosure) or fair value less estimated selling expenses.


     Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2001, BKI's allowance for loan losses totaled $4.2 million.

     On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

     The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolio, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date.

     The following table sets forth an analysis of BKI's allowance for losses for the periods indicated:

                                                                           Year ended at December 31,
                                                 ----------------------------------------------------------------------------
                                                    2001            2000              1999            1998             1997
                                                 ----------      ----------        ---------      -----------     -----------
                                                                             (Dollars in thousands)
Balance of allowance at beginning of period      $    3,806      $    3,257        $   2,897      $     2,554     $    2,118
Recoveries of loans previously charged off:
   Commercial loans                                      49              64               13                8               0
   Consumer loans                                        10              10               21               19              16
   Mortgage loans                                         2               0                0                0               0
                                                 ----------      ----------        ---------      -----------     -----------
     Total recoveries                                    61              74               34               27              16
                                                 ----------      ----------        ---------      -----------     -----------
Loans charged off:
   Commercial loans                                     242             383              150              431              11
   Consumer loans                                        69              78               53               60              31
   Mortgage loans                                        93             137              158               63              27
                                                 ----------      ----------        ---------      -----------     -----------
     Total charge-offs                                  404             598              361              554              69
                                                 ----------      ----------        ---------      -----------     -----------
     Net charge-offs                                   (343)           (524)            (327)            (527)            (53)
Provision for loan losses                               781           1,143              687              870             489
Merger adjustment                                         0             (70)               0                0               0
                                                 ----------      ----------        ---------      -----------     -----------
Balance of allowance at end of period            $    4,244      $    3,806        $   3,257      $     2,897     $     2,554
                                                 ==========      ==========        =========      ===========     ===========

Net charge-offs to average loans outstanding
   for period                                           .09%            .15%             .10%             .18%            .02%
                                                 ==========      ==========        =========      ===========     ===========
Allowance at end of period to loans at end of
   period                                              1.02%            .99%             .97%             .96%            .94%
                                                 ==========      ==========        =========      ===========     ===========
Allowance to nonperforming loans at end of
   period                                            134.60%          76.29%           92.19%           73.47%         119.23%
                                                 ==========      ==========        =========      ===========     ===========

        The following table provides an allocation of BKI's allowance for possible loan losses as of each of the following dates:

                                                                                At December 31,
                                                 ----------------------------------------------------------------------------
                                                     2001            2000              1999            1998             1997
                                                 ----------      ----------        ---------      -----------     -----------
                                                                             (Dollars in thousands)
Loan type
  Commercial                                     $    2,099      $    1,757        $   1,271      $     1,007     $     1,000
  Real estate                                         1,556           1,497            1,438            1,528           1,285
  Consumer, CRA and credit cards                        589             552              548              362             269
                                                 ----------      ----------        ---------      -----------     -----------
    Total allowance for loan losses              $    4,244      $    3,806        $   3,257      $     2,897     $     2,554
                                                 ==========      ==========        =========      ===========     ===========

     BKI increased its allowance for loan losses from $3.8 million at December 31, 2000, to $4.2 million at December 31, 2001, due primarily to growth in the loan portfolio. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

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

         The following table sets forth the composition of BKI's securities portfolio, at the dates indicated:

                                                                              At December 31,
                                         ------------------------------------------------------------------------------------------
                                                      2001                         2000                             1999
                                         ---------------------------   ----------------------------     ---------------------------
                                           Amortized        Fair        Amortized          Fair           Amortized        Fair
                                             Cost           Value          Cost            Value             Cost        Value
                                         ------------      ---------   -----------        ---------     ------------    -----------
                                                                           (Dollars in thousands)
Held-to-maturity securities:

   U.S. Government obligations              $        0     $        0     $        0     $        0       $        0    $         0
   U.S. Government agency obligations            4,498          4,631         17,960         17,888           21,209         20,736
   Municipal and other obligations              12,636         12,837         11,780         11,768           11,762         11,582
                                            ----------     ----------     ----------     ----------       ----------    -----------

     Total held-to-maturity securities      $   17,134     $   17,468     $   29,740     $   29,656       $   32,971    $    32,318
                                            ==========     ==========     ==========     ==========       ==========    ===========

Available-for-sale securities:

   U.S. Government obligations              $        0     $        0     $        0     $        0       $        0     $        0
   U.S. Government agency obligations           34,855         35,164         22,588         22,633           24,192         23,832
   Municipal and other obligations                   0              0              0              0                0              0
                                            ----------     ----------     ----------     ----------       ----------     ----------

     Total available-for-sale securities    $   34,855     $   35,164     $   22,588     $   22,633       $   24,192     $   23,832
                                            ==========     ==========     ==========     ==========       ==========     ==========

         The following table sets forth the amortized cost of BKI's securities portfolio at December 31, 2001 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

                                Maturing within    Maturing after one   Maturing after five   Maturing after
                                                                                            -------------------   ------------------
                                    one year     and within five years and within ten years      ten years              Total
                              ------------------ --------------------- -------------------- -------------------   ------------------
                              Amortized  Average  Amortized  Average   Amortized   Average  Amortized   Average   Amortized  Average
                                Cost      Yield     Cost      Yield      Cost       Yield      Cost      Yield       Cost     Yield
                                ----      -----     ----      -----      ----       -----      ----      -----       ----     -----
                                                      (Dollars in thousands)
Held-to-maturity:
  U.S. Government obligations         0    0.00%          0     0.00%          0    0.00%           0     0.00%           0   0.00%
  U.S. Government agency            997    6.37%      3,500     5.55%          0    0.00%           0     0.00%       4,497   5.73%
obligations
  Municipal and other             4,571    6.12%      7,961     5.99%        105    6.29%           0     0.00%      12,637   6.04%
obligations (1)

Available for sale:
  U.S. Government obligations         0    0.00%          0     0.00%          0    0.00%           0     0.00%           0   0.00%
  U.S. Government agency          1,501    6.00%     27,003     5.29%          0    0.00%       6,351     5.96%      34,855   5.45%
obligations

__________________________
(1)  Yield stated on a tax-equivalent basis using a 34% effective rate.

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

     BKI also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by BKI from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2001 BKI had $4.6 million in retail repurchase agreements.

         BKI has a mortgage payable that is secured by a parcel of real estate owned by BKI (the "Mortgage Loan"). The Mortgage Loan has an interest rate of 9.00%, monthly payments of $2,762 and a balance of $126,000 at December 31, 2001, and $147,000 at December 31, 2000. BKI also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

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

        The following table presents the amount of BKI's jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2001:

             Maturity                             At December 31, 2001
             --------                             --------------------
                                                     (In thousands)

             Three months or less                      $18,411
             Over 3 months to 6 months                  12,538
             Over 6 months to 12 months                 14,784
             Over 12 months                              8,652
                                                       -------
                 Total                                 $54,385
                                                       =======


         Borrowings. In addition to repurchase agreements and the mortgage loan described above, BKI has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB since 1994, BKI is authorized to apply for advances from the FHLB, provided certain standards are met. See "Federal Home Loan Banks." BKI had $9 million in long term advances outstanding as of December 31, 2001.

         The following table sets forth the maximum month end balance amount of BKI's outstanding borrowings during the years ended December 31, 2001, 2000 and 1999, along with the average aggregate balances of BKI's outstanding borrowings for such periods:

                                                                 During year ended December 31,
                                                        -----------------------------------------------
                                                            2001              2000              1999
                                                        -----------        -----------        ---------
                                                                     (Dollars in thousands)
Maximum balance at any month-end during
    the period                                             $35,792           $61,647           $46,561

Average balance                                             18,660            40,859            27,870

Weighted average interest rate                                4.58%             6.47%             5.18%

         The following table sets forth certain information as to borrowings, excluding the Mortgage Loan and the capital lease obligation, at the dates indicated:

                                                                  December 31,
                                           ------------------------------------------------------------
                                                2001                  2000                    1999
                                           -------------          ------------             ------------
                                                          (Dollars in thousands)
Borrowings outstanding                         $35,343               $24,338                $32,434
Weighted average interest rate                    4.43%                 6.43%                  5.09%

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

         In recognition of the foregoing factors, the management and the Board of Directors of BKI have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: l) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled BKI to originate and sell fixed-rate mortgage loans; 2) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; 3) emphasizing the origination and retention of adjustable-rate loans; and 4) utilizing longer term certificates of deposit as funding sources when available. While management and the Board of Directors believe the foregoing steps have mitigated interest-rate risk to the maximum extent practicable, the contractual terms to maturity or repricing of BKI's assets still exceed the contractual terms to maturity or repricing of BKI's interest-bearing liabilities. As a result, a rapid or protracted increase in the level of interest rates will likely have a negative effect on BKI's net interest income. Management and the Board of Directors monitor BKI's exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range.

         The following table sets forth the amounts of BKI's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2001, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on BKI's net interest income because the re-pricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond BKI's control. As a result, certain assets and liabilities may in fact mature or re-price at different times and in different volumes than indicated. See Exhibit 99 hereto, "Safe Harbor Under the Private Securities Litigation Reform Act of 1995", which is incorporated herein by reference.

                                                Within 3 Months  4 - 12 Months   1 through 5 years     Over 5 years         Total
                                                ---------------  -------------   -----------------     ------------         -----
                                                                            (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                             $    2,481     $         0       $        0          $        0         $   2,481
   Interest bearing deposits with banks                    0               0                0                   0                 0
   Securities                                          4,224           6,483           38,791               6,390            55,888
   Loans receivable(1)                               162,587          79,003          164,294               8,394           414,278
                                                  ----------     -----------       ----------          ----------         ---------
     Total interest-earning assets                   169,292          85,486          203,085              14,784           472,647
                                                  ----------     -----------       ----------          ----------         ---------
Interest-bearing liabilities:
   Savings deposits                                   14,087               0                0                   0            14,087
   Money market deposit accounts                      78,798               0                0                   0            78,798
   NOW accounts                                       99,773               0                0                   0            99,773
   Certificates of deposit                            45,826          75,301           19,057                 103           140,287
   IRA's                                               8,594           9,358            9,523                   0            27,475
   Federal funds purchased                                 0               0                0                   0                 0
   Repurchase agreements                               4,543               0                0                   0             4,543
   Other borrowings                                   21,800               0            5,000               4,000            30,800
   Notes payable                                           8              23              126                 292               449
                                                  ----------     -----------       ----------          ----------         ---------
     Total interest-bearing liabilities              273,429          84,682           33,706               4,395           396,212
                                                  ----------     -----------       ----------          ----------         ---------
Interest-earning assets less
   Interest-bearing liabilities                   $ (104,137)    $       804       $  169,379          $   10,389         $  76,435
                                                  ==========     ===========       ==========          ==========         =========
Cumulative interest-rate sensitivity
   gap                                            $ (104,137)    $  (103,333)      $   66,046         $    76,435
                                                  ==========     ===========       ==========         ===========
Cumulative interest-rate gap as a
   percentage of total interest
   earning assets                                     (22.03)%       (21.86)%           13.97%              16.17%
                                                  ==========     ==========        ==========         ===========


-----------------------------

(1) Virtually all of BKI's loans are monthly amortizing adjustable-rate installment obligations and, therefore, are not subject to rollover and renewal provisions. Excludes overdrawn accounts reflected as loans.

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


                                                                                           Year ended December 31,
                                        -----------------------------------------------------------------------------
                                                       2001                                         2000
                                        -------------------------------------     -----------------------------------
                                           Average       Interest                    Average      Interest
                                         outstanding     earned/       Yield/      outstanding     earned/     Yield/
                                           balance         paid         rate         balance        paid        rate
                                           -------         ----         ----         -------        ----        ----
                                                                      (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)                 $390,546      $32,950        8.44%       $359,009        $32,865     9.15%
   Securities (2)                            51,057        2,980        5.84          57,406          3,415     5.95
   Other interest-earning assets             10,572          585        5.53           4,340            354     8.16
                                         ----------    ---------                   ---------      ---------
     Total interest-earning assets          452,175       36,515        8.08         420,755         36,634     8.71
                                         ----------    ---------       -----       ---------      ---------    -----

Non-interest-earning assets                  27,035                                   23,872
                                          ---------                                ---------
     Total assets                          $479,210                                 $444,627
                                           ========                                =========

Interest-bearing liabilities:
   Transaction accounts                     178,010        6,335        3.56         157,282          7,314     4.65
   Time deposits                            184,031       10,226        5.56         152,073          9,057     5.96
   Borrowings                                18,660          854        4.58          40,859          2,644     6.47
                                          ---------    ---------                   ---------      ---------
     Total interest-bearing
       liabilities                          380,701       17,415        4.57         350,214         19,015     5.43
                                          ---------    ---------       -----       ---------      ---------    -----

Non-interest-bearing liabilities             49,863                                   50,680
                                          ---------                                ---------
     Total liabilities                      430,564                                  400,894

Shareholders' equity                         48,646                                   43,733
                                          ---------                                ---------

     Total liabilities and
       shareholders' equity                $479,210                                 $444,627
                                           ========                                 ========

Net interest income                                      $19,100                                     $17,619
                                                         =======                                     =======
Interest rate spread                                                     3.51%                                  3.28%
                                                                        =====                                  =====
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                              4.22%                                  4.19%
                                                                        =====                                  =====
Average interest-earning assets to
   interest-bearing liabilities             118.77%                                   120.14%
                                            =======                                  =======


                                        -----------------------------------
                                                        1999
                                        -----------------------------------
                                           Average      Interest
                                         outstanding     earned/      Yield/
                                           balance        paid         rate
                                           -------        ----         ----
Interest-earning assets:
   Loans receivable (1)(2)                 $314,755      $27,529       8.75%
   Securities (2)                            54,164        3,003       5.54
   Other interest-earning assets              7,430          529       7.12
                                        -----------     --------

     Total interest-earning assets          376,349       31,061       8.25
                                        -----------     --------      -----

Non-interest-earning assets                  20,388
                                        -----------
     Total assets                          $396,737
                                        ===========

Interest-bearing liabilities:
   Transaction accounts                     132,100        4,808       3.64
   Time deposits                            158,626        8,719       5.50
   Borrowings                                27,870        1,445       5.18
                                        -----------     --------

     Total interest-bearing
       liabilities                          318,596       14,972       4.70
                                        -----------     --------      -----

Non-interest-bearing liabilities             38,767
                                        -----------
     Total liabilities                      357,363

Shareholders' equity                         39,374
                                        -----------

     Total liabilities and
       shareholders' equity                $396,737
                                        ===========

Net interest income                                                 $16,089
                                                                    =======
Interest rate spread                                                   3.55%
                                                                    =======
Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                            4.28%
                                                                    =======
Average interest-earning assets to
   interest-bearing liabilities              118.13%
                                        ===========

__________________________________
(1)  Includes non-accrual loans.
(2) Income presented on a tax equivalent basis using a 34% tax rate. The tax equivalent adjustment was $432,000, $387,000, and $320,000, in 2001, 2000, and
1999 respectively.

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

                                                                                Year ended December 31,
                                                    ---------------------------------------------------------------------
                                                           2001 vs. 2000                             2000 vs. 1999
                                                    ----------------------------             ----------------------------
                                                        Increase (Decrease)                       Increase (Decrease)
                                                              due to                                    due to
                                                              ------                                    ------
                                                   Volume     Rate         Total         Volume         Rate        Total
                                                   ------     ----         -----         ------         ----        -----
                                                                          (Dollars in thousands)
Interest income attributable to:
   Loans receivable                        $   2,767      $  (2,682)   $     85        $4,006        $1,330       $5,336

   Securities                                   (372)           (63)       (435)          186           226          412
   Other interest-earning assets(1)              375           (144)        231          (244)           69         (175)
                                           ---------      ---------    --------        ------        ------       ------

     Total interest-earning assets             2,770         (2,889)       (119)        3,948         1,625        5,573
                                           ---------      ---------    --------        ------        ------       ------

Interest expense attributable to:
   Transactions accounts                         883         (1,862)       (979)        1,020         1,486        2,506
   Time deposits                               1,807           (638)      1,169          (370)          708          338
   Borrowings                                 (1,163)          (627)     (1,790)          782           417        1,199
                                           ---------      ---------    --------        ------        ------       ------

     Total interest-bearing liabilities        1,527         (3,127)     (1,600)        1,432         2,611        4,043
                                           ---------      ---------    --------        ------        ------       ------

Increase (decrease) in net interest
     income                                $  (1,243)     $     238    $  1,481        $2,516        $ (986)      $1,530
                                           =========      =========    ========        ======        ======       ======

_______________________________

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

Personnel

        As of December 31, 2001, BKI had 114 full-time employees and 47 part-time employees. BKI believes that relations with its employees are excellent. BKI offers health, disability, and life insurance benefits to full-time employees. BKI has a profit sharing plan for all employees 21 years of age or older who work at least 1,000 hours per year. None of the employees of BKI are represented by a collective bargaining unit.

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

        The Financial Services Modernization Act defines "financial in nature" to include:

               .  securities underwriting, dealing and market making;
               .  sponsoring mutual funds and investment companies;
               .  insurance underwriting and agency;
               .  merchant banking; and
               . activities that the FRB has determined to be closely related to banking.

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

         Kentucky law limits loans or other extensions of credit to any borrower to 20% of BKI's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2001, the maximum the Bank could lend to any one borrower generally equaled $5.3 million and equaled $8.0 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

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

         The FRB also has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles, and, effective April 1, 2002, portions of certain nonfinancial equity investments) (the "Leverage Ratio") of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

        BKI is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

        The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and BKI at December 31, 2001:

                                                                            At December 31, 2001
                                                          ----------------------------------------------
                                                                 BKFC                         BKI
                                                          --------------------        ------------------
                                                           Amount      Percent         Amount    Percent
                                                          --------    --------        --------   -------
                                                                            (Dollars in thousands)
                  Tier 1 risk-based                        $ 51,317    10.46%         $ 48,606    10.62%
                  Requirement                                19,125     4.00            18,313     4.00
                                                           --------   ------          --------    -----
                  Excess                                   $ 32,192     6.46%         $ 30,293     6.62%
                                                           ========   ======          ========    =====

                  Total risk-based                         $ 55,561    12.12%         $ 52,850    11.54%
                  Requirement                                36,671     8.00            36,625     8.00
                                                           --------   ------          --------    -----
                  Excess                                   $ 18,890     4.12%         $ 16,225     3.54%
                                                           ========   ======          ========    =====

                  Leverage ratio                           $ 51,317    10.46%         $ 48,606     9.91%
                  Requirement                                19,125     4.00            19,625     4.00
                                                          ---------   ------          --------    -----
                  Excess                                  $ 32,192      6.46%         $ 28,981     5.91%
                                                          ========    ======          ========    =====

        The FDIC may require an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates.

        The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. BKI's capital levels at December 31, 2001, meet the standards for the highest level, a "well-capitalized" institution.

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

     At December 31, 2001, BKI had capital in excess of the FDIC's most restrictive minimum capital requirements in an amount equal to $7 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 2001 BKFC paid a cash dividend of $0.10 per share totaling $609,000.

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

     The deposits of Burnett and FTSB obtained by BKI in the mergers, which at December 31, 2001 was $101 million, including the attributed growth factor, remain insured by the SAIF. BKI is a member of the BIF, and, at December 31, 2001, it had $315 million in deposits insured in the BIF.

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

FRB Reserve Requirements

     FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $41.3 million of such accounts (subject to an exemption of up to $5.7 million), and of 10% of net transaction accounts in excess of $41.3 million. At December 31, 2001, BKI was in compliance with this reserve requirement.

Acquisitions of Control

     Acquisitions of controlling interests of BKFC and BKI are subject to limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or BKI by merger also require regulatory approval.

Federal Home Loan Banks

     The Federal Home Loan Banks provide credit to their members in the form of advances. BKI is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of BKI's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. BKI is in compliance with this requirement with an investment in stock of the FHLB of $3,591,000 at December 31, 2001. Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital.

Federal Taxation

     BKFC. BKFC and BKI file a consolidated federal income tax return on a calendar year basis. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

     BKI. With certain exceptions, BKI is subject to the federal tax laws and regulations that apply to corporations generally. One such exception permits a bank (other than a bank which has assets the total average adjusted bases of which exceed $500 million or, if the bank is a member of a consolidated group, the total average adjusted bases of all assets of the group exceed $500 million) to deduct a reasonable addition to the reserve for bad debts in lieu of any deduction for bad debts allowable to other corporations. The deduction addition that a bank may make to its reserve may be based on either the experience method or the base year method.

     The amount determined under the experience method for a tax year is the amount necessary to increase the balance of the reserve for losses on loans at the end of the year to the amount that bears the same ratio to loans outstanding at the close of the tax year as (a) the total charge-offs sustained during the tax year and the five preceding tax years, adjusted for recoveries of bad debts during the year, bear to (b) the sum of the loans (as determined by the applicable tax law) outstanding at the close of such six tax years. The amount determined under the base year method for the tax year is the amount necessary to increase the balance of the reserve for losses on loans at the end of the tax year to the amount of the bad debt reserve established for the first taxable year beginning before 1988.

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

     A corporation's taxable "capital" generally includes its stock holdings in other corporations. However, a Kentucky-domiciled corporation holding directly or indirectly stock or securities in other corporations equal to or greater than 50% of its total assets may, at the corporation's option, be considered as one taxpayer for purposes of determining and apportioning total capital, or it may compute its capital by: (a) computing the total capital used in the business; and (b) deducting the book value of its investment in the stock and securities of any corporation in which it owns more than 50% of the outstanding stock. The term "book value" means the value as shown on financial statements prepared for book purposes as of the last day of the corporation's calendar or fiscal year. Thus, in calculating its taxable "capital" for Kentucky license (franchise) tax purposes, BKFC will be able to deduct the book value of its investments in the stock of its wholly owned subsidiaries, i.e., BKI.
                    ----

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

Item 2.  Properties

     The following table sets forth certain information at December 31, 2001, regarding properties on which the offices of BKI are located:

Location                            Owned or leased        Date acquired       Square footage      Net book value(1)
--------                            ---------------        -------------       --------------      --------------
Main Office                             Leased                   1991                12,300                    -
1065 Burlington Pike
Florence, KY

Weaver Road Operations                  Leased                   1992                 3,000                    -
Center  (2)
166 Weaver Road
Florence, KY

Independence Branch                     Leased                   1995                   750                    -
Industrial Road and Turkeyfoot
Independence, KY

Belleview Branch                        Leased                   1992                 1,000                    -
6710 McVille Road
Burlington, KY

Houston Road Branch                     Leased                   1994                 2,600                    -
4748 Houston Road
Florence, KY

Walton Branch                            Owned                   1994                 2,100             $634,000
116 Stephenson Mill Road              (No liens)
Walton, KY

19/th/ and Madison Branch(3)             Owned                   1998                 2,300             $459,000
1831 Madison Avenue                   (No liens)
Covington, KY

Nicholson Branch                        Leased                   1997                 1,600                    -
12020 Madison Pike
Independence, KY

Erlanger Branch                         Leased                   1997                 2,000                    -
3133 Dixie Hwy
Erlanger, KY

U S 42 Branch                           Leased                   1997                 2,800                    -
8660 Haines Drive
Florence, KY

Mt. Zion Branch (4)                      Owned                   1998                 2,800           $1,062,000
330 Mt. Zion Road
Florence, KY

Dry Ridge Wal-Mart                      Leased                   1999                   600                    -
20 Ferguson Boulevard
Dry Ridge, KY

Covington Branch                        Leased                   1999                 4,000                    -
230 Scott Street
Covington, KY

Dry Ridge Branch                         Owned                   2000                 2,800           $1,092,000
12 Taft Highway
Dry Ridge, KY

Ft. Thomas Branch                        Owned                   2000                 3,336           $  114,000
25 N. Ft. Thomas Avenue
Ft. Thomas, KY

Alexandria Branch                        Owned                   2000                 3,000           $  254,000
7612 Alexandria Pike
Alexandria, KY

Dayton Branch                           Leased                   2001                   700                    -
118 6/th/ Street
Dayton, OH

Newport Branch                          Leased                   2001                   700                    -
82 Carothers Road
Newport, KY 41071

___________________________

(1)   Net book value amounts are for land, buildings and improvements.
(2) The Weaver Road branch was relocated to Mt. Zion Road and the Weaver Road branch was converted to an operations center.
(3) The Covington branch was vacated and relocated to 19th Street and Madison Avenue.
(4)   Relocation of the Weaver Road Branch to Mt. Zion Road.

     BKI leases the Main Office, Weaver Road, Belleview, Nicholson, U.S. 42, and Houston Road branches under operating lease agreements with some of its directors and/or their family members. See Part III, Item 12 - "Certain Relationships and Related Transactions." Total rental expense under these operating lease agreements was $462,000 and $426,000 for the years ended December 31, 2001 and 2000, respectively. BKI believes all of its office locations are adequately insured.

     BKI also owns furniture, fixtures and various bookkeeping and accounting equipment. The net book value of BKI's investment in office premises and equipment totaled $6.1 million at December 31, 2001.

Item 3.  Legal Proceedings

     Neither BKFC nor BKI is presently involved in any legal proceedings of a material nature. From time to time, BKI is a party to legal proceedings incidental to its business to enforce its security interest in collateral pledged to secure loans made by BKI.

Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of stockholders of BKFC during the last quarter of the fiscal year ended December 31, 2001.

Stockholder Services

Firstar Corporation serves as transfer agent for The Bank of Kentucky Financial Corporation's shares. Communications regarding change of address, transfer of shares, lost certificates, and dividends should be sent to:

                                    Firstar
                          Corporate Trust Department
                        425 Walnut Street (6/th/ Floor)
                             Cincinnati, OH 45202

Legal Counsel

The Bank of Kentucky Financial Corporation's legal counsel is:

                           Ziegler & Schneider, PSC
                              541 Buttermilk Pike
                              Covington, KY 41017

Annual Meeting

The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation will be held on April 19, 2002, at 5:00 p.m., local time, at Triple Crown Country Club, One Triple Crown Blvd., Union, KY 41091.

Annual Report On Form 10-K

A copy of The Bank of Kentucky Financial Corporation's Annual Report on Form 10-K for fiscal year 2001, as filed with the Securities and Exchange Commission, will be available at no charge to stockholders upon request to:

                             The Bank of Kentucky
                                 P.O. Box 577
                            Florence, KY 41022-0577
                       Attention:  Senior Vice President

Market Price of the Company's Common Stock and Dividends Declared

There were 5,994,595 shares of common stock of the Company outstanding on December 31, 2001, which were held of record by 1,052 shareholders. The Board of Directors declared cash dividends of $.04 per share in March 1999, $.04 per share in March 2000 and $.04 per share in September 2000, $.05 per share in March 2001 and $.05 per share in September 2001. There is no established public trading market for the Company's stock, although information about the Company's stock is posted on the OTC Bulletin Board service under the symbol "BKYF". The price paid in the last transaction known to management before the printing of this Report was $20.50. The following brokerage firms trade the Company's common stock:

       Gradison/McDonald              Morgan Keegan & Co. Incorporated           Robert W. Baird & Co. Incorporated
       580 Walnut Street          100 East Rivercenter Boulevard, Ste. 400               9449 Kenwood Road
     Cincinnati, OH 45202                    Covington, KY 41011                       Cincinnati, OH 45242
         Jim Williams                             John Ryan                                 John Adams
        (513) 579-5000                          (859) 392-2948                            1-888-784-4856

                            SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2001. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands                                          For Year Ended December 31/st/
Except Per Share Amounts) (a)                         2001       2000       1999       1998       1997
                                                   ------------------------------------------------------
Earnings:
Total Interest Income                              $ 36,083   $ 36,247   $ 30,741   $ 28,805   $ 25,217
Total Interest Expense                               17,415     19,015     14,972     14,371     12,456
                                                   --------   --------   --------   --------   --------
  Net Interest Income                                18,668     17,232     15,769     14,434     12,761
Provision for Loan Losses                               781      1,143        687        870        489
Noninterest Income                                    4,346      2,850      2,571      2,581      1,581
Noninterest Expense                                  11,854     12,747      9,634      8,600      7,615
                                                   --------   --------   --------   --------   --------
  Income Before Income Taxes                         10,379      6,192      8,019      7,545      6,238
Federal Income Taxes                                  3,310      1,979      2,285      2,490      2,082
                                                   --------   --------   --------   --------   --------
  Net Income                                       $  7,069   $  4,213   $  5,734   $  5,055   $  4,156
                                                   ========   ========   ========   ========   ========
Per Common Share Data:
Basic Earnings                                     $   1.16   $   0.69   $   0.94   $   0.83   $   0.62
Diluted Earnings                                       1.15       0.68       0.93       0.83       0.62
Dividends Paid (b)                                     0.10       0.08       0.04       0.03       0.03
Balances at December 31:
Total Investment Securities                        $ 52,298   $ 52,373   $ 56,803   $ 52,079   $ 36,362
Total Loans                                         411,472    384,081    333,449    301,334    270,422
Allowance for Loan Losses                             4,244      3,806      3,257      2,897      2,554
Total Assets                                        507,262    470,129    422,259    384,378    328,722
Noninterest Bearing Deposits                         55,763     52,253     49,678     39,916     31,638
Interest Bearing Deposits                           360,420    341,468    293,910    280,793    239,427
Total Deposits                                      416,183    393,721    343,588    320,709    271,065
Total Shareholders' Equity                           51,521     47,777     42,584     37,161     36,113
Other Statistical Information:
Return on Average Assets                               1.48%      0.95%      1.45%      1.43%      1.37%
Return on Average Equity                              14.05%      9.63%     14.56%     13.08%     12.20%
Dividend Payout Ratio (b)                              8.62%     11.59%      4.26%      3.61%      4.84%
Capital Ratios at December 31:
Total Equity to Total Assets                          10.16%     10.16%     10.08%      9.67%     10.99%
Tier 1 Leverage Ratio                                  9.91%     10.12%     10.73%     10.50%     10.77%
Tier 1 Capital to Risk-Weighted Assets                10.62%     11.39%     12.25%     13.67%     14.53%
Total Risk-Based Capital to Risk-Weighted Assets      11.54%     12.32%     13.19%     14.74%     15.59%
Loan Quality Ratios at December 31:
Allowance for Loan Losses
  To Total Loans                                       1.02%      0.99%      0.98%      0.96%      0.94%
Allowance for Loan  Losses
  To Nonperforming Loans                             136.33%     76.29%     92.19%     73.47%    119.23%
Net Charge-Offs to Average Net Loans                   0.09%      0.15%      0.10%      0.18%      0.02%
-------------------------------------------------------------------------------------------------------

     (a) Financial Data reflects a combination accounted for as a pooling of interest. See Managements Discussion and Analysis of Financial Condition and The Results of Operation-General.
     (b)  Dividends per share are the Company's historical dividends.

          Management's Discussion and Analysis of Financial Condition
                         And the Results of Operations
                               December 31, 2001

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

                              FINANCIAL CONDITION

Total assets at December 31, 2001 were $507,262,000 compared to $470,129,000 at December 31, 2000, an increase of $37,133,000 (7.9%). This increase was primarily due to a $26,952,000 (7.1%) increase in net loans from $380,275,000 at December 31, 2000 to $407,228,000 at December 31, 2001. The loan growth was fueled by a $28,598,000 (121.3%) increase in construction loans from $23,586,000 at December 31, 2000 to $52,184,000 at December 31, 2001. This was partially offset by a decrease in residential loans outstanding of $8,519,000 (5.7%) from $150,222,000 at December 31, 2000 to $141,703,000 at December 31, 2001. The
decrease in residential real estate loans was due to a large amount of refinancing done in the secondary market. At year end 2001, the Company had $5,509,000 of loans held for sale. These loans have been committed for sale, service released and were delivered shortly after year end. The asset growth was funded by an increase in deposits of $22,462,000 (5.7%), from $393,721,000 at December 31, 2000 to $416,183,000 at December 31, 2001 and an increase in short-term borrowings of $13,700,000 (108.4%), from $12,643,000 at December 31, 2000 to $26,343,000 at December 31, 2001.

                             RESULTS OF OPERATIONS

SUMMARY

Net income was $7,069,000 for the year ended December 31, 2001 compared to $4,213,000 in 2000, an increase of $2,856,000 (67.8%). Last year's earnings reflect restructuring and merger related expenses incurred, which aggregated to $1,500,000 net of taxes. Net income for the year ended December 31, 2000 decreased $1,521,000 (26.5%) from the $5,734,000 recorded in 1999, again due
primarily to the restructuring and merger expenses.   Absent those expenses, net
income for 2001 increased $1,356,000 (23.7%) and $1,335,000 (23.3%) over net income for 2000 and 1999.

NET INTEREST INCOME

Net interest income grew to $18,668,000 in 2001, an increase of $1,436,000 (8.3%) over the $17,232,000 earned in 2000. The increase was driven by volume, with average earning assets and average interest-bearing liabilities growing by 7.5% and 8.7% respectively. The net interest margin increased to 4.22% in 2001 from 4.19% in 2000 due to a 15.8% decrease in cost of funds compared to a 7.4% decrease in yield on earning assets. Net interest income in 2000 increased $1,463,000 (9.3%) over the $15,769,000 earned in 1999. The increase was also driven by volume, with average earning assets and average interest-bearing liabilities growing by 11.8% and 9.9%, respectively. The impact of this growth was partially offset by a decrease in the net interest margin to 4.19% for 2000 compared to 4.28% for 1999.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $781,000 for the year ended December 31, 2001, compared to $1,143,000 for 2000. Last year's higher provision reflects the increase in non performing loans following the acquisition of FTSB and management's judgment that the allowance needed to be increased. The remainder
of the decrease was in response to lower net charge-offs during 2001.    Net
charge-offs for 2001 decreased to $343,000, compared to $524,000 in 2000. Total non-accrual loans and loans past due 90 days or more decreased to $3,153,000 (.77% of loans outstanding) at December 31, 2001 compared to $4,989,000 (1.30% of loans outstanding) at year end 2000. The provision for loan losses was $1,143,000 for the year ended December 31, 2000, compared to $687,000 for 1999. As discussed above, a portion of that increase can be attributed to increasing FTSB's allowance to the level determined to be needed by Bank management. The remainder of the increase was in response to higher net charge-offs and to maintain the allowance at the level indicated as needed by management's quarterly analysis. Net charge-offs for 2000 increased to $524,000, compared to $327,000 in 1999. Total non-accrual loans and loans past due 90 days or more increased to $4,989,000 (1.30% of loans outstanding) at December 31, 2000, compared to $3,533,000 (1.06% of loans outstanding) at December 31, 1999.

The allowance is maintained at an amount management believes sufficient to absorb probable incurred losses in the loan portfolio. Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management and the loan review function. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors, including historical loss history experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date.

NONINTEREST INCOME

Total noninterest income increased by $1,496,000 (52.5%) to $4,346,000 for 2001,
compared to $2,850,000 for 2000.   Interest rate decreases fueled mortgage
refinancing activity and increased gains on sales of real estate loans in the secondary market. These gains increased $768,000 (310.8%) to $1,015,000 in 2001, compared to $247,000 for 2000. This income results from the sale, service released, of fixed-rate residential real estate mortgage loans. During 2001, the principal balance of loans originated for sale significantly increased due to the low rate environment to $89.6 million, compared to $18.7 million in 2000. Service charges on deposits increased $345,000 (21.4%) to $1,959,000 for 2001, compared to $1,614,000 for 2000. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Trust fee income, part of other noninterest income, increased $115,000 (565.5%) to $135,000 for 2001, compared to $20,000 for 2000. This was the first full year of operations for the trust department, which was started in the first quarter of 2000. Gains from the sale of investments were $93,000 in 2001, compared to $0 for 2000. Other fees increased $170,000 (17.5%) to $1,144,000 for 2001, compared to $974,000 for 2000. Increases in debit card interchange fees and letter of credit fees accounted for $102,000 of the increase.

Total noninterest income increased $279,000 (10.9%) to $2,850,000 for 2000, compared to $2,571,000 for 1999. Service charges on deposits increased to $203,000 (14.4%) to $1,614,000 for 2000, compared to $1,411,000 for 1999. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Increases in service charges on deposits and other non-interest income were offset by a decrease in gains on the sales of loans in the secondary market. Interest rate increases slowed mortgage refinancing activity and adversely affected gains on sales of real estate loans in the secondary market with a decrease of $132,000 (34.8%) to $247,000 in 2000,
compared to $379,000 for 1999.   Other fees increased $208,000 (26.6%) to
$989,000 for 2000, compared to $781,000 for 1999. Increases in debit card fees and ATM surcharge fees accounted for $153,000 of the increase, partially offset by a $19,000 decrease in fees from the sale of SBA loans.

NONINTEREST EXPENSE

Noninterest expense decreased $893,000 (7.0%) to $11,854,000 for 2001, compared to $12,747,000 in 2000. Most of the decrease was related to last years restructuring and merger and acquisition expenses related to the Fort Thomas acquisition of $1,993,000. This was partially offset by a $460,000 increase in salaries and employee benefits to $5,475,000 for 2001, compared to $5,015,000 for 2000. The increase in salaries and employee benefits was due to increased staffing associated with two additional branch locations opened in 2001 and annual merit increases. Computer service expense increased $142,000 to $857,000 for 2001, compared to $715,000 for 2000. The increase was due to data processing associated with trust processing and increased data communication expense associated with the upgrading of data communication links between the main office and the branches. Other operating expenses increased $441,000 (14.3%) to $3,521,000 for 2001, compared to $3,080,000 for 2000. Bank shares tax and deposit tax accounted for $174,000 of the increase. ATM expenses increased $148,000 due to two additional machines and a large increase in the rates to service the machines. Advertising expense increased $62,000 in 2001 due to a more aggressive marketing campaign and the opening of two new branches.

Noninterest expense increased $3,113,000 (32.3%) to $12,747,000 for 2000, compared to $9,634,000 in 1999. Two-thirds of the increase was due to restructuring and merger and acquisition expenses related to the Fort Thomas
acquisition.   Occupancy and equipment expense, driven by additional locations and technology investments, increased $210,000 (12.1%) to $1,944,000 for 2000, compared to $1,734,000 in 1999. Higher rental expense associated with one new branch opening in the fourth quarter and rental increases at existing branch locations accounted for $101,000 (48.1%) of the increase. Depreciation expenses, both leasehold and bank building, associated with the new branch locations accounted for $33,000 (15.8%) of the increase. The Bank continued to upgrade and replace personal computers and software, which resulted in higher equipment depreciation expense which generated $84,000 (40.0%) of the increase. Salary and benefit expense for 2000 was $5,015,000 compared to $4,705,000 for 1999, an increase of $310,000 (6.6%). Staffing expenses associated with the opening of two new branches and annual merit increases accounted for most of the
increase.   Other operating expenses increased $537,000 (21.1%) to $3,080,000 for 2000, compared to $2,543,000 for 1999. ATM expenses accounted for $107,000 (19.9%) of the increase resulting from the expansion of the ATM network. Checkbook expenses accounted for $53,000 (9.9%) of the increase due to reissue of checks as a result of the merger. Donation expenses increased $60,000 (260.9%) to $83,000 for 2000, compared to $23,000 for 1999.


TAX EXPENSE

Federal income tax expense increased $1,331,000 (67.3%) to $3,310,000 for 2001 compared to $1,979,000 for 2000, due primarily to an increase in earnings. The effective tax rate remained 32.0% for 2001.

Federal income tax expense decreased $306,000 (13.4%) to $1,979,000 for 2000 compared to $2,285,000 for 1999, due primarily to a decrease in earnings partially offset by a higher effective tax rate of 32.0% for 2000 compared to 28.5% for 1999. The higher effective tax rate was due to non-deductible merger and acquisition expenses of $543,000 and not having the $287,000 tax credit received in 1999 for the restoration of a historic building for a branch site in the inner city.

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

At December 31, 2001, BKFC's twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $93,528,000 (20.2% of interest earning assets). At December 31, 2000 the one-year interest rate gap was negative $62,713,000 (14.5% of interest earning assets). An assumption contributing to this result is that all NOW and savings accounts can be changed within one year if market rates change. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts. BKFC's asset/liability management policy establishes guidelines governing the amount of interest rate risk the Corporation wishes to assume, and management continually monitors BKFC's gap position and other key indicators.

   The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2001 (dollars in thousands) and shows the contractually projected maturities, and related average interest rates, for each of the next five years and thereafter:

Maturing in:                              2002     2003     2004     2005     2006   Thereafter     Total   Fair Value
                                       ---------------------------------------------------------------------------------
Assets

  Fixed Securities                       9,596    5,648    5,321   15,140   12,683        6,391    54,779       55,113

  Average Interest Rate                   3.98%    4.56%    5.14%    4.72%    5.62%        5.30%     4.89%

  FHLB Stock                             3,590        -        -        -        -            -     3,590        3,590

  Average Interest Rate                   6.70%       -        -        -        -            -         -            -

  Fixed Rate Loans                      25,219    7,529    6,267    6,841    4,773          118    50,747       52,125

  Average Interest Rate                   8.42%    8.61%    8.09%    8.69%    8.94%       16.15%        -            -

  Variable Rate Loans                  231,271   37,202   68,293   25,151       19        1,595   363,531      369,796

  Average Interest Rate                   6.37%    8.51%    7.22%    7.39%    5.50%        9.84%        -            -

Liabilities

  Savings, NOW, MMA                    192,658        -        -        -        -            -   192,658      192,658

  Average Interest Rate                   1.77%       -        -        -        -            -         -            -

  CD's and IRA's                       139,543   19,655    3,797    3,120    1,544          103   167,762      170,521

  Average Interest Rate                   5.13%    4.66%    5.40%    5.84%    5.99%        6.08%        -            -

  Borrowings                            26,343        -        -        -        -            -    26,343       26,343

  Average Interest Rate                   1.94%       -        -        -        -            -         -            -

  Notes Payable                              -        -        -        -        -        9,449     9,449        9,696

  Average Interest Rate                      -        -        -        -        -         4.17%        -            -

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. During 2001, BKFC funded its loan growth with deposits and short-term borrowings. At December 31, 2001, BKFC's customers have available $82,269,000 in unused lines and letters of credit, and BKFC has further extended loan commitments totaling $14,512,000. Historically many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, BKFC has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, BKFC has $35,164,000 of securities designated as available-for-sale and an additional $5,568,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC's liquidity is sufficient at December 31, 2001 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2001 BKFC paid cash dividends of $.10 per share totaling $609,000.

The FDIC has issued regulations that relate a bank's deposit insurance assessment and certain aspects of its operations to specified capital levels. A "well-capitalized" bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank's capital levels and ratios well exceed the regulatory definitions of well-capitalized institutions. At December 31, 2001 BKFC's leverage and total risk-based capital ratios were 10.5% and 12.1%, respectively, which exceed all required ratios established for bank holding companies.

                             THE BANK OF KENTUCKY
                             FINANCIAL CORPORATION

                             FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                              Florence, Kentucky


                             FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999




                                   CONTENTS

REPORT OF INDEPENDENT AUDITORS.................................  35


CONSOLIDATED FINANCIAL STATEMENTS

 CONSOLIDATED BALANCE SHEETS...................................  37

 CONSOLIDATED STATEMENTS OF INCOME.............................  38

 CONSOLIDATED STATEMENTS OF CHANGES IN
   SHAREHOLDERS' EQUITY........................................  39

 CONSOLIDATED STATEMENTS OF CASH FLOWS.........................  40

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................  41

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Florence, Kentucky


We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2001 and 2000 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

The consolidated statements of income, changes in shareholders' equity, and cash flows for the year ended December 31, 1999 have been restated to reflect the Fort Thomas Financial Corporation and The Bank of Kentucky Financial Corporation pooling of interests, as described in Note 1. We did not audit the separate 1999 financial statements of Fort Thomas Financial Corporation, which statements reflect (in thousands) net income of $1,020 for 1999. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for Fort Thomas Financial Corporation for 1999, is based solely on the report of the other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

--------------------------------------------------------------------------------

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with auditing standards generally accepted in the United States of America.



                                    Crowe, Chizek and Company LLP

Indianapolis, Indiana
January 23, 2002

--------------------------------------------------------------------------------

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2001 and 2000
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                2001      2000
                                                              --------  --------
ASSETS
 Cash and due from banks                                      $ 24,225  $ 22,248
 Federal funds sold                                              2,481         -
                                                              --------  --------
   Total cash and cash equivalents                              26,706    22,248
 Available-for-sale securities                                  35,164    22,633
 Held-to-maturity securities
  (Fair value of $17,468 and $29,656)                           17,134    29,740
 Loans held for sale                                             5,509         -
 Loans, net of allowance ($4,244 and $3,806)                   407,228   380,275
 Premises and equipment - net                                    6,081     6,223
 Federal Home Loan Bank stock, at cost                           3,590     3,359
 Accrued interest receivable and other assets                    5,850     5,651
                                                              --------  --------

                                                              $507,262  $470,129
                                                              ========  ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
 Deposits
   Non interest-bearing deposits                              $ 55,763  $ 52,253
   Interest-bearing deposits                                   360,420   341,468
                                                              --------  --------
    Total deposits                                             416,183   393,721
 Short-term borrowings                                          26,343    12,643
 Notes payable                                                   9,449    12,174
 Accrued expenses and other liabilities                          3,766     3,814
                                                              --------  --------
                                                               455,741   422,352

Shareholders' equity
 Common stock, no par value, 15,000,000 shares authorized,
  5,994,595 (2001) and 6,156,917 (2000) shares issued            3,098     3,098
 Additional paid-in capital                                     11,313    14,538
 Retained earnings                                              36,906    30,446
 Unearned compensation                                               -      (335)
 Accumulated other comprehensive income                            204        30
                                                              --------  --------
                                                                51,521    47,777
                                                              --------  --------

                                                              $507,262  $470,129
                                                              ========  ========

--------------------------------------------------------------------------------

                            See accompanying notes.

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                        2001      2000     1999
                                                       -------  -------  -------
Interest income
  Loans, including related fees                        $32,773  $32,742  $27,437
  Securities
     Taxable                                             2,230    2,638    2,334
     Tax exempt                                            495      513      441
  Other                                                    585      354      529
                                                       -------  -------  -------
                                                        36,083   36,247   30,741
Interest expense
  Deposits                                              16,561   16,371   13,527
  Borrowings                                               854    2,644    1,445
                                                       -------  -------  -------
                                                        17,415   19,015   14,972
                                                       -------  -------  -------

Net interest income                                     18,668   17,232   15,769

Provision for loan losses                                  781    1,143      687
                                                       -------  -------  -------

Net interest income after provision for loan losses     17,887   16,089   15,082

Noninterest income
  Service charges and fees                               1,959    1,614    1,411
  Gain on sale of real estate loans                      1,015      247      379
  Gain on sale of securities                                93        -        -
  Other                                                  1,279      989      781
                                                       -------  -------  -------
                                                         4,346    2,850    2,571
Noninterest expense
  Salaries and employee benefits                         5,475    5,015    4,705
  Occupancy and equipment                                2,001    1,944    1,734
  Data processing                                          857      715      652
  Restructuring charges                                      -    1,450        -
  Merger and acquisition                                     -      543        -
  Other                                                  3,521    3,080    2,543
                                                       -------  -------  -------
                                                        11,854   12,747    9,634
                                                       -------  -------  -------

Income before income taxes                              10,379    6,192    8,019

Federal income taxes                                     3,310    1,979    2,285
                                                       -------  -------  -------

Net income                                             $ 7,069  $ 4,213  $ 5,734
                                                       =======  =======  =======

Per share data
  Earnings per share                                   $  1.16  $   .69  $   .94
                                                       =======  =======  =======
  Earnings per share, assuming dilution                $  1.15  $   .68  $   .93
                                                       =======  =======  =======

--------------------------------------------------------------------------------

                            See accompanying notes.

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                            CONSOLIDATED STATEMENTS
                      OF CHANGES IN SHAREHOLDERS' EQUITY
                 Years ended December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                                                            Accumulated
                                                                    Additional                                 Other
                                                            Common    Paid-in      Unearned     Retained   Comprehensive
                                                  Shares    Stock     Capital    Compensation   Earnings   Income (Loss)    Total
                                                ----------  ------  -----------  -------------  ---------  --------------  --------
Balance January 1, 1999                         4,060,068   $2,972  $   13,904   $     (1,048)  $ 21,305     $        28   $37,161
Comprehensive income
  Net income                                            -        -           -              -      5,734               -     5,734
  Change in net unrealized gain (loss), net
   of tax                                               -        -           -              -          -            (266)     (266)
                                                                                                                           -------
     Total comprehensive income                                                                                              5,468
Cash dividends - $.04 per share                         -        -           -              -       (580)              -      (580)
Stock split                                     2,030,025        -           -              -          -               -         -
Exercise of stock options                          14,685      126         111              -          -               -       237
Benefit plan amortization                               -        -          65            233          -               -       298
                                               ----------   ------  ----------   ------------   --------     -----------   -------
Balance December 31, 1999                       6,104,778    3,098      14,080           (815)    26,459            (238)   42,584
Comprehensive income
  Net income                                            -        -           -              -      4,213               -     4,213
  Change in net unrealized gain (loss), net
   of tax                                               -        -           -              -          -             268       268
                                                                                                                           -------
     Total comprehensive income                                                                                              4,481
Cash dividends - $.08 per share                         -        -           -              -       (458)              -      (458)
Benefit plan amortization                               -        -          23             83          -               -       106
Exercise of stock options                          55,525        -         710              -          -               -       710
Payment for fractional and dissenting shares       (3,386)       -         (94)             -          -               -       (94)
Adjustments related to merger                           -        -        (181)           397        232               -       448
                                               ----------   ------  ----------   ------------   --------     -----------   -------
Balance December 31, 2000                       6,156,917    3,098      14,538           (335)    30,446              30    47,777
Comprehensive income
  Net income                                            -        -           -              -      7,069               -     7,069
  Change in net unrealized gain (loss), net
   of tax                                               -        -           -              -          -             174       174
                                                                                                                           -------
     Total comprehensive income                         -        -           -              -          -               -     7,243
Cash dividends - $.10 per share                         -        -           -              -       (609)              -      (609)
Termination of ESOP                                     -        -         123            335          -               -       458
Exercise of stock options                           1,508        -          15              -          -               -        15
Repurchase and retirement of common shares       (163,830)       -      (3,363)             -          -               -    (3,363)
                                               ----------   ------  ----------   ------------   --------     -----------   -------

Balance December 31, 2001                       5,994,595   $3,098  $   11,313   $          -   $ 36,906     $       204   $51,521
                                               ==========   ======  ==========   ============   ========     ===========   =======

--------------------------------------------------------------------------------

                            See accompanying notes.

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2001, 2000 and 1999
                         (Dollar amounts in thousands)

--------------------------------------------------------------------------------

                                                                    2001       2000       1999
                                                                  --------   --------   --------
Cash flows from operating activities
 Net income                                                       $  7,069   $  4,213   $  5,734
 Adjustments related to merger                                           -        448          -
 Adjustments to reconcile net income to net
   cash from operating activities
    Benefit plan amortization                                          458        106        360
    Depreciation                                                       684        692        578
    Net accretion on securities                                       (251)       (40)        (2)
    Provision for loan losses                                          781      1,143        687
    Federal Home Loan Bank stock dividend                             (231)      (252)      (210)
    Securities gains                                                   (93)         -          -
    Change in assets and liabilities
     Loans held for sale                                            (5,509)         -          -
     Accrued interest receivable and other assets                     (284)       912       (880)
     Accrued expenses and other liabilities                            (48)       664         98
                                                                  --------   --------   --------
      Net cash from operating activities                             2,576      7,886      6,365

Cash flows from investing activities
 Net change in interest-bearing deposits with banks                      -      1,000       (578)
 Proceeds from maturities and principal reductions of
   held-to-maturity securities                                      17,156      6,707     11,752
 Purchase of held-to-maturity securities                            (4,298)    (3,476)   (10,672)
 Proceeds from maturities and sales of
  available-for-sale securities                                     26,566      4,144      6,625
 Purchase of available-for-sale securities                         (38,742)    (2,500)   (12,830)
 Loans made to customers, net of principal collections thereon     (27,734)   (51,226)   (32,521)
 Property and equipment expenditures, net                             (542)    (1,847)    (1,398)
                                                                  --------   --------   --------
    Net cash from investing activities                             (27,594)   (47,198)   (39,622)

Cash flows from financing activities
 Net change in deposits                                             22,462     50,133     22,879
 Net change in short-term borrowings                                13,700     (7,802)     8,297
 Draws on notes payable                                              5,000          -      5,750
 Payments on notes payable                                          (7,725)      (318)    (4,560)
 Dividends paid on common stock                                       (609)      (458)      (580)
 Fractional and dissenting shares redeemed                               -        (94)         -
 Stocks repurchase and retirement, net                              (3,363)         -          -
 Proceeds from exercise of stock options                                11        692        160
                                                                  --------   --------   --------
    Net cash from financing activities                              29,476     42,153     31,946
                                                                  --------   --------   --------
Net change in cash and cash equivalents                              4,458      2,841     (1,311)

Cash and cash equivalents at beginning of year                      22,248     19,407     20,718
                                                                  --------   --------   --------
Cash and cash equivalents at end of year                          $ 26,706   $ 22,248   $ 19,407
                                                                  ========   ========   ========

Cash paid for interest                                            $ 17,284   $ 18,578   $ 14,980

Cash paid for income taxes                                           3,597      2,041      2,156

--------------------------------------------------------------------------------

                            See accompanying notes.

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation:  The consolidated financial statements include the
---------------------
accounts of The Bank of Kentucky Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). Intercompany transactions are eliminated in consolidation.

Business Combination:  On June 14, 2000, the Company consummated the acquisition
--------------------
of the Fort Thomas Financial Corporation (FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank (FTSB). FTFC was merged with and into the Company and FTSB was merged with and into the Bank. Upon consummation, 865,592 shares of the Company were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes. FTFC reported its results on a September 30 fiscal year basis. These financial statements combine the historical financial position of FTFC as of September 30, 2000 with the historical financial position of the Company as of December 31, 2000. The Company's statements of income combine FTFC's results of operations for the year ended September 30, 1999 with the Company's results of operations for the year ended December 31, 1999. FTFC's results of operations for the three months ended December 31, 1999 are not included in these financial statements. Net interest income and net income for that period were $923 and $232. Net income for that quarter, combined with $216 in dividends paid on unawarded FTFC management recognition plan shares that were returned to the Company upon consummation of the transaction, are reflected in the consolidated statements of changes in shareholders' equity and cash flows as a $448 "adjustment related to the merger." Dividends per share are the Company's historical dividends. The following table presents the combination of the operating results for the 1999 period included in these financial statements:

                                                  Company      FTFC    Combined
                                                  -------     ------   --------
1999
----
  Net interest income                             $11,938     $3,831   $15,769
  Net income                                        4,714      1,020     5,734

Description of Business:  The Company provides financial services through its
-----------------------
subsidiary which operates primarily in Boone, Campbell, Grant and Kenton counties in northern Kentucky. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution's loans are secured by specific items of collateral including business assets, real property and consumer assets.

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Use of Estimates:  To prepare financial statements in conformity with accounting
----------------
principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Securities:  Securities are classified as held-to-maturity and carried at
----------
amortized cost when management has the positive intent and ability to hold them to maturity. Available-for-sale securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income. Other securities such as Federal Home Loan Bank stock are carried at cost.

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans:  Loans are reported at the principal balance outstanding, net of unearned
-----
interest, deferred loan fees and costs, and an allowance for loan losses. The Bank originates loans for sale, service released, to secondary market brokers. Loans held for sale at year-end 2001 are loans, which have been closed and are awaiting delivery to these brokers. They are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and include amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

Allowance for Loan Losses:  The allowance for loan losses is a valuation
-------------------------
allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Repurchase Agreements:  Substantially all repurchase agreement liabilities
---------------------
represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation:  Employee compensation expense under stock option plans is
------------------
reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method to measure expense using an option pricing model to estimate fair value.

Premises and Equipment:  Premises and equipment are stated at cost less
----------------------
accumulated depreciation. Premises and equipment are depreciated on the straight-line and declining-balance methods over the estimated useful lives of the assets.

Other Real Estate:  Other real estate acquired through foreclosure is carried at
-----------------
the lower of cost (fair value at foreclosure) or fair value less estimated selling costs. Expenses incurred in carrying other real estate are charged to operations as incurred.

Restructuring Charges:  Restructuring charges relate to severance benefits for
---------------------
three former FTFC executives and penalties associated with the early termination of data processing and equipment lease contracts associated with FTFC's operations. On June 14, 2000, the effective date of the merger, the Company executed severance agreements with three senior executives of FTFC. These agreements call for monthly cash payments, beginning July 2000 and the continuation of certain benefits for 36 months. This obligation, approximately $1,200 was accrued at that time. The balance of the $1,450 in identified restructuring charges relate to a penalty associated with the early termination of FTFC's data processing service agreement, effective June 24, 2001.

Income Taxes: Income tax expense is the amount of taxes payable for the current
------------
year plus or minus the change in deferred taxes. Deferred tax liabilities and assets are the expected future tax consequences of temporary differences between the carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. Recognition of deferred tax assets is limited by the establishment of a valuation allowance unless management concludes that they are more likely than not to result in future tax benefits to the Company.

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)


Financial Instruments:  Financial instruments include credit instruments, such
---------------------
as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay.

Fair Value of Financial Instruments:  Fair values of financial instruments are
-----------------------------------
estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect the estimates.

Loss Contingencies:  Loss contingencies, including claims and legal actions
------------------
arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there now are such matters that will have a material effect on the financial statements.

Cash Flows:  Cash and cash equivalents include cash on hand, amounts due from
----------
banks, and federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Comprehensive Income:  Comprehensive income consists of net income and other
--------------------
comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Dividend Restriction:  Banking regulations require the maintenance of certain
--------------------
capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders.

Long-term Assets:  These assets are reviewed for impairment when events indicate
----------------
their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at discounted amounts.

Share Data:  Earnings, dividends and stock option related per share data are
----------
restated for the effect of stock splits and dividends. Outstanding share data is not restated.

Industry Segment:  Internal financial information is reported and aggregated in
----------------
one line of business, banking.

New Accounting Pronouncements:  New accounting standards require all business
-----------------------------
combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. Adoption of this standard on January 1, 2002 will not have a material effect on the Company's financial statements.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                               Gross       Gross
Available-for-Sale                                    Fair   Unrealized  Unrealized
------------------                                    Value     Gains      Losses
                                                    -------- ----------  ----------
2001
----
U.S. Government and federal agency                 $ 35,164    $   466   $   (157)
                                                   ========    =======   ========
2000
----
U.S. Government and federal agency                 $ 22,633    $    86   $    (41)
                                                   ========    =======   ========

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                            Gross       Gross
Held-to-Maturity                                Carrying  Unrealized  Unrealized    Fair
----------------                                 Amount     Gains       Losses      Value
                                                --------  ----------  ----------   -------
2001
----
U.S. Government and federal agency               $ 4,498    $    133    $      -   $ 4,631
Municipal and other obligations                   12,636         209          (8)   12,837
                                                 -------    --------    --------   -------
                                                 $17,134    $    342    $     (8)  $17,468
                                                 =======    ========    ========   =======
2000
----
U.S. Government and federal agency               $17,960    $     21    $    (93)  $17,888
Municipal and other obligations                   11,780          35         (47)   11,768
                                                 -------    --------    --------   -------
                                                 $29,740    $     56    $   (140)  $29,656
                                                 =======    ========    ========   =======

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year end 2001 by contractual maturity were as follows.

                                          Available-for-Sale  Held-to-Maturity
                                          ------------------  ----------------
                                          Amortized   Fair     Carrying  Fair
                                            Cost      Value     Value    Value
                                            ----      -----     -----    -----
Due in one year or less                   $   1,501  $ 1,547  $ 5,568   $ 5,635
Due after one year through five years        27,003   27,331   11,461    11,727
Due after five years through ten years            -        -      105       106
Due after ten years                           6,351    6,286        -         -
                                          ---------  -------  -------   -------
                                          $  34,855  $35,164  $17,134   $17,468
                                          =========  =======  =======   =======

Gross proceeds from sales of available-for-sale securities during 2001 were $9,068. There were no security sales in 2000 and 1999. Gross gains of $93 were realized for 2001.

At December 31, 2001 and 2000, securities with a carrying value of $49,163 and $49,724 were pledged to secure public deposits and repurchase agreements.


NOTE 3 - LOANS

Year-end loans are as follows:

                                                         2001       2000
                                                       --------   --------
     Commercial                                        $ 81,051   $ 73,538
     Residential real estate                            136,194    150,222
     Nonresidential real estate                         126,161    116,974
     Construction                                        52,184     23,586
     Consumer                                            14,959     12,661
     Municipal obligations                                1,443      7,849
                                                       --------   --------
        Gross loans                                     411,992    384,830
     Less: Deferred loan origination fees                  (520)      (749)
           Allowance for loan losses                     (4,244)    (3,806)
                                                       --------   --------
        Net loans                                      $407,228   $380,275
                                                       ========   ========

Certain of the Company's directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

     Balance, January 1, 2001                                     $ 13,049
     New loans and advances on lines of credit                      56,059
     Loan reductions                                               (57,162)
                                                                  --------
     Balance, December 31, 2001                                   $ 11,746
                                                                  ========

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                                             2001     2000      1999
                                                            ------   ------   --------
  Beginning balance                                         $3,806   $3,257   $  2,897
  Provision charged to operations                              781    1,143        687
  Adjustments related to merger                                  -      (70)         -
  Loans charged off                                           (404)    (598)      (361)
  Recoveries                                                    61       74         34
                                                            ------   ------   --------
  Ending balance                                            $4,244   $3,806   $  3,257
                                                            ======   ======   ========
  Nonaccrual loans at year end                              $  954   $  884   $  2,263
  Loans past due over 90 days, still accruing at
   year end                                                  2,199    4,105      1,270
  Average impaired loans during the year                     1,785    1,025        309
  Interest income recognized during impairment                  54       81         15
  Interest income received during impairment                    54       81          -
  Loans designated as impaired at year end                   1,639    1,301        786
  Allowance allocated to impaired loans at year end            559      250        317

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

                                                            2001      2000
                                                            ----      ----
  Land and improvements                                   $ 1,468   $ 1,468
  Leasehold improvements                                    1,309     1,163
  Buildings                                                 3,772     3,726
  Furniture, fixtures and equipment                         3,851     3,797
                                                          -------   -------
     Total                                                 10,400    10,154
  Accumulated depreciation                                 (4,319)   (3,931)
                                                          -------   -------

     Net premises and equipment                           $ 6,081   $ 6,223
                                                          =======   =======

--------------------------------------------------------------------------------

                                 (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 6 - INTEREST BEARING DEPOSITS


Time deposits of $100 or more were $54,385 and $38,876 at year-end 2001 and 2000.


Scheduled maturities of time deposits are as follows:

            2002                                       $139,543
            2003                                         19,655
            2004                                          3,797
            2005                                          3,120
            2006                                          1,544
            Thereafter                                      103
                                                       --------

                                                       $167,762
                                                       ========

Deposits from principal officers, directors, and their affiliates at year-end 2001 and 2000 were $17,259 and $13,304, respectively, comprising 4.15% and 3.38% of total deposits at those dates.

NOTE 7 - BORROWINGS

Short-term borrowings consisted of daily federal funds purchased, short term borrowings from Federal Home Loan Bank, and retail repurchase agreements of $21,800 and $4,543, and $8,027 and $7,850 at year end 2001 and 2000. Repurchase agreements outstanding at year-end 2001 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2001 and 2000 is presented below:

                                                           2001      2000
                                                          ------   -------
  Average balance during the year                         $4,292   $ 8,242

  Maximum month end balance during the year                4,623    12,157

  Average rate paid during the year                         4.25%     5.51%

Notes payable consist of the following:

                                                           2001      2000
                                                          ------   -------
  FHLB advances                                           $9,000   $11,695
  Other notes payable                                        449       479
                                                          ------   -------

                                                          $9,449   $12,174
                                                          ======   =======


--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 7 - BORROWINGS (Continued)

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. Advances with principal balances of $4,000 and $5,000 are due in full, at maturity, in 2008 and 2003 and bear interest at 4.82% and 3.11%.

Other notes payable include a mortgage payable secured by a branch building and a capitalized lease obligation.


NOTE 8 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $288, $177 and $191 for the years ended December 31, 2001, 2000 and 1999.

FTSB also maintained an Employee Stock Ownership Plan (ESOP) covering, essentially, all full-time employees. The ESOP plan was terminated in 2001. Proceeds from the sale of 17,104 unallocated shares were used to pay off the outstanding ESOP loan which had a principal balance of $335. The remaining 4,724 shares were allocated and distributed to the participants. ESOP expense is based upon the fair value of shares committed to be released to participants during the period and was $123, $76 and $174 in 2001, 2000 and 1999.

FTFC also maintained a stock award plan under which shares were awarded to directors and executive officers. The cost of shares awarded was amortized to expense as the awards vested. Expense recorded in 2000 and 1999 was $30 and $124. Upon consummation of the merger, the remaining unawarded shares, which had an aggregate cost of $398, were retired.

Options to buy stock are granted to directors, officers and employees under the Company's stock option and incentive plan which provide for the issuance of up to 720,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant.

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 8 - EMPLOYEE BENEFITS (Continued)

A summary of the Company's stock option activity, and related per share information follows. All data is restated for stock splits.

                                                                       2001                     2000                 1999
                                                                       ----                     ----                 ----
                                                                            Weighted-               Weighted              Weighted
                                                                             Average                Average               Average
                                                                            Exercise                Exercise              Exercise
                                                                 Options      Price     Options      Price     Options     Price
                                                                ---------   ---------  ----------   --------  ---------   --------
Outstanding beginning of year                                     169,682      $20.25     114,315   $  15.82     63,000     $ 8.59
Granted                                                            59,750       20.66      57,600      29.78     66,000      21.62
Issued in exchange for FTFC options                                     -           -      12,441      12.54          -          -
Exercised                                                          (1,508)       8.17      (6,135)     12.52    (14,685)     10.88
Forfeited                                                          (7,675)      22.66      (8,539)     18.93          -          -
                                                               ----------              ----------             ---------

Outstanding at end of year                                        220,249      $20.36     169,682   $  20.25    114,315     $15.82
                                                               ==========      ======  ==========   ========  =========     ======

Exercisable at end of year                                        129,482      $19.49     105,105   $  19.11     41,415     $16.57
                                                               ==========      ======  ==========   ========  =========     ======

Weighted average contractual remaining life                    5.41 years              6.63 years             8.7 years

Weighted average fair value of options granted during the year     $ 4.11                   $8.51                $ 5.05

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 8 - EMPLOYEE BENEFITS (Continued)

Had compensation cost for stock options been recorded using the fair value method, net income and earnings per share would have been the pro forma amounts indicated below. The pro forma effect may increase in the future if more options are granted.

                                            2001     2000     1999
                                            ----     ----     ----

  Pro forma net income                     $6,866   $4,024   $5,615

  Pro forma earnings per share               1.13      .66      .92
  Pro forma diluted earnings per share       1.11      .65      .91

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. No assumption is made for expected stock price volatility when, as in the company's case, a stock is not actively traded. With volatility excluded, the option pricing model produces the option's minimum value.

                                           2001        2000        1999
                                           ----        ----        ----

  Risk-free interest rate                  4.81%       6.54%       5.30%
  Expected option life               5.4  years   5.7 years   5.7 years
  Expected stock price volatility             -           -           -
  Dividend yield                            .48%        .27%        .19%

Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 2001, 2000 and 1999, proceeds from the exercise of stock options, excluding the FTFC options, totaled $11, $94 and $237. The tax benefit recognized was $4, $18 and $77.

FTFC also had a stock option plan under which 110,164 options had been granted to directors and executive officers. None had been exercised. Prior to consummation of the merger, 87,494 options were exercised generating proceeds of $616. The remaining 22,670 options for FTFC stock were cancelled and extinguished in exchange for 12,441 options on the Company's stock, of equivalent value.


--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 9 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                           2001     2000     1999
                           ----     ----     ----
  Income tax/(benefit)
     Currently payable    $3,499   $2,259   $2,052
     Deferred               (189)    (280)     233
                          ------   ------   ------
                          $3,310   $1,979   $2,285
                          ======   ======   ======

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 34% to income before income taxes:

                                                   2001     2000     1999
                                                   ----     ----     ----
  Statutory rate applied to income
   before income taxes                            $3,529   $2,105   $2,727
  Tax exempt income                                 (235)    (203)    (174)
  Rehabilitation credit                                -        -     (287)
  Merger and acquisition expenses                      -      184        -
  Other                                               16     (107)      19
                                                  ------   ------   ------
                                                  $3,310   $1,979   $2,285
                                                  ======   ======   ======

Year-end deferred tax assets and liabilities were due to the following factors:

                                                            2001     2000
                                                            ----     ----
  Deferred tax assets from:
     Allowance for loan loss                               $1,535   $1,178
     Deferred loan fees                                        21       22
     Premises and equipment                                    45       33
     Benefit plans                                            194      218
     Severance pay                                            206      343
                                                           ------   ------
                                                            2,001    1,794
  Deferred tax liabilities for:
     FHLB stock dividends                                    (532)    (453)
     Net unrealized gain on available for sale
      securities                                             (105)     (15)
     Other                                                    (33)     (94)
                                                           ------   ------
                                                             (670)    (562)
                                                           ------   ------

     Net deferred tax asset                                $1,331   $1,232
                                                           ======   ======


--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 10 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period, which were 6,092,027 for 2001, 6,136,538 for 2000 and 6,088,166 for 1999. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year's average price. For 2001, 2000 and 1999 this would result in there being an additional 26,299, 25,613 and 83,217 shares outstanding. For 2001 and 2000, 165,884 and 55,950 options were not considered, as they were not dilative.


NOTE 11 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank's Board of Directors or companies they control. Expense for leased premises was $669, $632 and $530 for 2001, 2000 and 1999. Minimum lease payments, excluding the capital lease obligation, at December 31, 2001 for all non-cancelable leases are as follows:

             2002                               $  680
             2003                                  689
             2004                                  691
             2005                                  683
             2006                                  497
             Thereafter                          2,435
                                                ------
             Total minimum lease payments       $5,675
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


--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 11 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

Financial instruments with off-balance-sheet risk were as follows at year end.

                                        2001                  2000
                                        ----                  ----
                                  Fixed      Variable    Fixed    Variable
                                  Rate         Rate      Rate       Rate
                                  ----         ----      ----       ----
 Commitments to make loans
  (at market rates)               $  -        14,512     $   -     $ 1,300
 Unused lines of credit and
  letters of credit                  -        82,269         -      77,341


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

At December 31, 2001, the Bank was required to have $5,239 on deposit with the Federal Reserve or as cash on hand as reserve.


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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2001 and 2000, the Bank's capital levels result in it being designated "well capitalized" under these guidelines.


--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------


NOTE 12 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED
 EARNINGS (Continued)


The consolidated and the Bank's capital amounts and ratios at December 31, 2001 and 2000 are presented below:

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    For Capital                 Prompt Corrective
                                         Actual                  Adequacy Purposes              Action Provisions
                                         ------                  -----------------              -----------------
                                  Amount         Ratio           Amount      Ratio             Amount         Ratio
                                  ------         -----           ------      -----             ------         -----
2001
Total Capital to risk
 weighted assets
  Consolidated                   $ 55,561        12.12%          $ 36,671    8.00%            $      -           -
  Bank                             52,850        11.54%            36,625    8.00%              45,781       10.00%
Tier 1 (Core) Capital to risk
 weighted assets
  Consolidated                   $ 51,317        10.46%          $ 19,125    4.00%            $      -           -
  Bank                             48,606        10.62%            18,313    4.00%              27,469        6.00%
Tier 1 (Core) Capital to
 average assets
  Consolidated                   $ 51,317        10.46%          $ 19,125    4.00%            $      -           -
  Bank                             48,606         9.91%            19,625    4.00%              24,531        5.00%

                                                                                                   To Be Well
                                                                                                Capitalized Under
                                                                    For Capital                 Prompt Corrective
                                         Actual                  Adequacy Purposes              Action Provisions
                                         ------                  -----------------              -----------------
                                  Amount         Ratio           Amount      Ratio             Amount         Ratio
                                  ------         -----           ------      -----             ------         -----
2000
Total Capital to risk
  weighted assets
  Consolidated                   $ 51,553        12.67%          $ 32,545    8.00%            $      -           -
  Bank                             50,064        12.32%            32,504    8.00%              40,630       10.00%
Tier 1 (Core) Capital to risk
 weighted assets
  Consolidated                   $ 47,747        11.74%          $ 16,273    4.00%            $      -           -
  Bank                             46,258        11.39%            16,252    4.00%              24,378        6.00%
Tier 1 (Core) Capital to
 average assets
  Consolidated                   $ 47,747        10.44%          $ 18,290    4.00%            $      -           -
  Bank                             46,258        10.12%            18,290    4.00%              22,863        5.00%

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 13 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

                                               2 0 0 1                      2 0 0 0
                                               -------                      -------
                                         Carrying        Fair        Carrying         Fair
                                           Value         Value         Value          Value
                                           -----         -----         -----          -----
Financial assets
 Cash, cash equivalents, and
  deposits with banks                  $   26,706     $  26,706     $  22,248      $  22,248
 Available-for-sale securities             35,164        35,164        22,633         22,633
 Held-to-maturity securities               17,134        17,468        29,740         29,656
 Federal Home Loan Bank stock               3,590         3,590         3,359          3,359
 Loans held for sale                        5,509         5,509             -              -
 Loans (net)                              407,228       414,713       380,275        379,316
 Accrued interest receivable                2,608         2,608         3,012          3,012

Financial liabilities
 Deposits                                (416,183)     (418,943)     (393,721)      (395,441)
 Short-term borrowings                    (26,343)      (26,343)      (12,643)       (12,643)
 Notes payable                             (9,449)       (9,696)      (12,174)       (11,926)
 Accrued interest payable                  (1,629)       (1,629)       (1,498)        (1,498)

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


--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS


Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:


                           CONDENSED BALANCE SHEETS
                          December 31, 2001 and 2000


                                                           2001          2000
                                                           ----          ----
Assets
 Cash                                                    $ 2,134       $   982
 Investment in subsidiary                                 48,810        46,288
 Other assets                                                577           507
                                                         -------       -------

                                                         $51,521       $47,777
                                                         =======       =======


Shareholders' equity                                     $51,521       $47,777
                                                         =======       =======



                        CONDENSED STATEMENTS OF INCOME
                 Years ended December 31, 2001, 2000, and 1999


                                                 2001      2000          1999
                                                 ----      ----          ----

Interest income                                 $   34   $    68       $    92
Dividends from subsidiary                        4,900       300         4,250
Operating expenses                                (267)     (826)         (520)
Tax benefit                                         54       176           151
                                                ------   -------       -------

Income before equity in undistributed income
  of the Bank                                    4,721      (282)        3,973
Equity in undistributed income of the Bank       2,348     4,495         1,761
                                                ------   -------       -------


Net income                                      $7,069   $ 4,213       $ 5,734
                                                ======   =======       =======

--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 14 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)


                      CONDENSED STATEMENTS OF CASH FLOWS
                 Years ended December 31, 2001, 2000 and 1999

                                                     2001      2000      1999
                                                     ----      ----      ----

Cash flows from operating activities
  Net income                                       $ 7,069   $ 4,213   $ 5,734
  Adjustment relative to merger                          -       448         -
  Adjustments to reconcile net income to
   net cash from operating activities
     Equity in undistributed income of the Bank     (2,348)   (4,495)   (1,761)
     Benefit plan amortization                         123         -         -
     Change in other assets and other liabilities      (66)       81       230
                                                   -------   -------   -------
       Net cash from operating activities            4,778       247     4,203

Cash flows from investing activities
  ESOP loan repayment                                  335        60       163
                                                   -------   -------   -------
       Net cash from investing activities              335        60       163

Cash flows from financing activities
  Dividends paid                                      (609)     (458)     (580)
  Exercise of stock options                             11       692       160
  Fractional and dissenting shares redeemed              -       (94)        -
  Stock repurchase and retirement                   (3,363)        -         -
  Draws on notes payable, net                            -         -    (4,000)
                                                   -------   -------   -------
     Net cash from financing activities             (3,961)      140    (4,420)
                                                   -------   -------   -------

Net change in cash                                   1,152       447       (54)

Cash at beginning of year                              982       535       589
                                                   -------   -------   -------

Cash at end of year                                $ 2,134   $   982   $   535
                                                   =======   =======   =======



--------------------------------------------------------------------------------

                                  (Continued)

                  THE BANK OF KENTUCKY FINANCIAL CORPORATION
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 2001, 2000 and 1999
            (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 15 - SELECTED QUARTERLY DATA (Unaudited)


                                                                  2 0 0 1
                           -----------------------------------------------------------------------------------
                                                                                            Earnings Per Share
                                                                                            ------------------
                                                      Net        Provision
                          Interest     Interest    Interest      for Loan        Net
                           Income      Expense      Income        Losses        Income      Basic      Diluted
                           ------      -------      ------        ------        ------      -----      -------
March 31                    $9,424       $5,024       $4,400        $ (86)     $  1,706      $.28         $.28
June 30                      9,176        4,622        4,554         (190)        1,535       .25          .25
September 30                 8,988        4,228        4,760         (365)        1,724       .28          .28
December 31                  8,495        3,541        4,954         (140)        2,104       .34          .34


                                                                  2 0 0 0
                           -----------------------------------------------------------------------------------
                                                                                            Earnings Per Share
                                                                                            ------------------
                                                      Net        Provision
                          Interest     Interest    Interest      for Loan        Net
                           Income      Expense      Income        Losses        Income      Basic      Diluted
                           ------      -------      ------        ------        ------      -----      -------
March 31                    $8,359       $4,228       $4,131        $(219)     $  1,198      $.20         $.19
June 30                      9,050        4,637        4,413         (316)           98       .02          .02
September 30                 9,296        4,981        4,315         (393)        1,313       .21          .21
December 31                  9,542        5,169        4,373         (215)        1,604       .26          .26

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                   PART III

Item 10. Directors and Executive Officers of the Registrant

                              BOARD OF DIRECTORS

     The Board of Directors proposes the reelection of the following directors for terms expiring in 2005:

                                                              Director of       Director of the
  Name                       Age       Position(s) Held      BKFC Since (1)        Bank Since
  ----                       ---       ----------------      --------------        ----------
  Charles M. Berger          49               N/A                 N/A                 N/A
  David E. Meyer             67            Director               1994               1991
  John E. Miracle            59            Director               1994               1991
  Mary Sue Rudicill          58            Director               1994               1991

______________________

(1)      BKFC acquired the Bank in 1995.

     The following directors will continue to serve after the 2002 Annual Meeting for the terms indicated:

                                                               Term         Director of      Director of the
  Name                       Age       Position(s) Held       Expires       BKFC Since (1)      Bank Since
  ----                       ---       ----------------       -------       -----------        ----------
  Harry J. Humpert           75            Director            2003             1995              1995
  Robert B. Sathe            54            Director            2003             1994              1990
  Herbert H. Works           72            Director            2003             1994              1992
  Robert W. Zapp             50       President, CEO and       2003             1994              1990
                                           Director
  Rodney S. Cain             63     Secretary and Director     2004             1994              1990
  Wayne Carlisle             60            Director            2004             2000              2000
  Ruth Seligman-Doering      61            Director            2004             1994              1990
  R. C. Durr                 82      Chairman and Director     2004             1994              1990

____________________________

(1)  BKFC acquired the Bank in 1995.

     Charles M. Berger has been the President of Bilz Insurance Agency in Covington, Kentucky, since 1990.

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

     Herbert H. Works has been the President of Boone-Kenton Lumber for the last 26 years.

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

                              EXECUTIVE OFFICERS

     The following table sets forth certain information with respect to the executive officers of BKFC:

Name                       Age                Position(s) Held
----                       ---                ----------------

R. C. Durr                 82             Chairman of the Board
Robert W. Zapp             50             President and Chief Executive Officer
Rodney S. Cain             63             Secretary
Robert D. Fulkerson        50             Treasurer and Assistant Secretary


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

            SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Under the federal securities laws, BKFC's directors and executive officers and persons holding more than ten percent of the outstanding Shares are required to report their ownership of Shares and changes in such ownership to the Securities and Exchange Commission (the "SEC") and BKFC. The SEC has established specific due dates for such reports. Based upon a review of such reports, BKFC must disclose any failures to file such reports timely in proxy statements used in connection with annual meetings of stockholders. The only persons known by BKFC to have failed to file a report timely are Mr. Durr, who filed late a Form 4 reporting one purchase of shares, and Mr. Sathe, who did not timely file two Forms 4 reporting two sales of shares and failed to timely report on Form 5 four gifts of shares.

Item 11.  Executive Compensation

     BKFC does not pay any compensation to its executive officers. Executive officers of the Bank are compensated by the Bank for services rendered to the Bank. Except for the President of the Bank, no director or executive officer of BKFC received more than $100,000 in salary and bonus payments from the Bank during the year ended December 31, 2001. The following table sets forth certain information with respect to compensation paid to the President of the Bank.

                          Summary Compensation Table

                                                                           ------------------------
                                                                                  Long-Term
                                                                                 Compensation
---------------------------------------------------------------------------------------------------------------------
                                                Annual Compensation (1)            Awards              All Other
                                                                           ------------------------
                                                                            Securities underlying    Compensation
Name and Principal Position         Year         Salary($)      Bonus($)      Options/SARs (#)            ($)
---------------------------------------------------------------------------------------------------------------------
Robert W. Zapp, President          2001           $180,000      $ 50,000           6,000/-0-           $  14,767 (2)
    and CEO                        2000            165,000       100,000           6,000/-0-              33,353 (3)
                                   1999            149,616       110,000           6,000/-0-             129,501 (4)

Robert D. Fulkerson                2001           $ 84,430      $ 15,900           2,600/-0-           $   8,716 (5)

_______________________

(1) Does not include amounts attributable to other miscellaneous benefits. The cost to BKFC of providing such benefits to each of Mr. Zapp and Mr. Fulkerson was less than 10% of his cash compensation.

(2) Consists of contributions of $11,330 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $3,023, and premium payments of $414 for a split-dollar life insurance policy.

(3) Consists of contributions of $15,300 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $3,023, premium payments of $15,030 for a split-dollar life insurance policy.

(4) Consists of contributions of $12,000 to the Bank's Profit Sharing Plan for Mr. Zapp's account, a matching contribution to Mr. Zapp's 401(k) plan account of $2,646, premium payments of $15,030 for a split-dollar life insurance policy, and the $99,825 value at December 31, 1999, of allocations to Mr. Zapp's ESOP account.

(5) Consists of contributions of $6,704 to the Bank's Profit Sharing Plan for Mr. Fulkerson's account and a matching contribution to Mr. Fulkerson's 401(k) plan account of $2,012.

Director Compensation

     Although BKFC and the Bank do not pay regularly established director's fees, each director of the Bank, except Mr. Zapp, received a $500 bonus in December 2001. During 2001, each non-employee director of BKFC was awarded options to purchase 2,250 shares, except Mr. Carlisle, who received options to purchase 1,625 shares.

Stock Option Plan

     At the 1997 Annual Meeting of Stockholders of BKFC, the stockholders approved The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan (the "Stock Option Plan"), providing for the award of options to purchase up to 1,080,000 Shares. Options to purchase 268,850 Shares have been awarded to directors, officers and employees of BKFC pursuant to the Stock Option Plan. In addition, options to purchase 12,441 Shares were granted to holders of options to purchase shares of Ft. Thomas Financial Corporation ("FTFC") in connection with the merger of FTFC into BKFC in

2000. Options to purchase a total of 16,214 Shares have been forfeited, and 44,828 Shares have been acquired upon the exercise of options. All of the numbers of Shares contained in this paragraph are adjusted for stock dividends issued in 1998 and 1999.

         The following table sets forth information regarding all grants of options to purchase Shares of BKFC made to Mr. Zapp and Mr. Fulkerson during the fiscal year ended December 31, 2001:

                                              Options/SAR Grants in Last Fiscal Year
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Potential Realizable
                                                                                                          Value at Assumed Annual
                                                                                                            Rates of Stock Price
                                                                                                                Appreciation
                                                     Individual Grants                                        for Option Term
-----------------------------------------------------------------------------------------------------------------------------------
                                                    % of  Total Options/
                          Number of Securities         SARs Granted to        Exercise or     Expiration
Name                           Underlying         Employees in Fiscal Year     Base Price        Date        5% ($)    10% ($)
----                                              ------------------------     -----------    ----------   --------- -----------
                              Options/SARs                                     ($/share)
                              ------------                                     ---------
                             Granted (#)(1)
                             --------------
Robert W. Zapp                    6,000/-0-              17.98%                 $20.50         1/19/11       $77,340    $196,020
Robert D. Fulkerson               2,600/-0-               7.79                   20.50         1/19/11        33,514      84,942

___________________________

(1) Options granted were intended to qualify as incentive stock options under the Internal Revenue Code of 1986, as amended. One-fifth is exercisable each year for five years beginning on January 19, 2002.


         The following table sets forth information regarding the number and value of unexercised options held by Mr. Zapp and by Mr. Fulkerson at December 31, 2001:

                          Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal Year-End Values
                          ------------------------------------------------------------------------------

                                                           Number of Securities Underlying         Value of Unexercised
                               Shares                        Unexercised Options/SARs at       In-the-Money Options/SARs at
                             Acquired on       Value                  12/31/01                        12/31/01 ($)(1)
Name                        Exercise (#)     Realized         Exercisable/Unexercisable          Exercisable/Unexercisable
----                        ------------     --------         -------------------------          -------------------------
Robert W. Zapp                  -0-             -0-                  7,200/16,800                    $44,388/$29,592
Robert D. Fulkerson             -0-             -0-                  3,895/ 8,130                    $23,859/$15,906

_____________________________

(1) For purposes of this table, the value of the options was determined by multiplying the number of Shares subject to unexercised options by the difference between the exercise price for the unexercised options and the fair market value of BKFC's Shares, which was $20.50 per Share as of December 31, 2001, based upon the average prices of trades in BKFC shares known by management to have occurred in December 2001. No established trading market for BKFC's Shares existed at December 31, 2001, BKFC's Shares are not traded on any securities exchange and the prices at which its Shares are traded are not quoted by a national quotation service.


Compensation Committee Interlocks and Insider Participation

The Board of Directors of the Bank has a Compensation Committee whose members are Messrs. Meyer and Miracle and Ms. Rudicill. None of these members are employees of the Bank or BKFC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the only persons known to BKFC to own beneficially more than five percent of the outstanding Shares as of March 1, 2002:

                                                        Amount and Nature                 Percentage of
Name and Address (1)                               of Beneficial Ownership (2)         Shares Outstanding
----------------                                   -----------------------             ------------------
Rodney S. Cain and
   Jacqueline M. Cain                                          922,958 (3)                    15.45%

R. C. Durr and
   R. C. Durr Company, Inc.                                    937,924 (4)                    15.68%

_____________________________

(1) Mr. and Mrs. Cain, Mr. Durr and R. C. Durr Company, Inc., through Mr. Durr, its sole stockholder, may be contacted in care of BKFC at 1065 Burlington Pike, Florence, Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. Each person listed, unless otherwise indicated by footnote, owns all Shares with sole voting and investment power.

(3) Includes 909,187 Shares owned jointly by Mr. and Mrs. Cain and 5,250 Shares that may be acquired upon the exercise of options.

(4) Includes 613,049 Shares owned by R. C. Durr Company, Inc. and 11,250 Shares that may be acquired upon the exercise of options. Mr. Durr is the sole stockholder of R. C. Durr Company, Inc.


         The following table sets forth certain information with respect to the number of Shares beneficially owned by each director of BKFC and by all directors and executive officers of BKFC as a group as of March 1, 2002:

                                                   Amount and Nature of                    Percentage of
Name and Address (1)                             Beneficial Ownership (2)               Shares Outstanding
----------------                                 --------------------                   ------------------
Charles M. Berger                                          37,039 (3)                              .62%
Rodney S. Cain                                            922,958 (4)                            15.45
Wayne Carlisle                                              9,875 (5)                              .17
Ruth Seligman-Doering                                     112,410 (6)                             1.88
R. C. Durr                                                937,924 (7)                            15.68
Robert D. Fulkerson                                        25,176 (8)                              .42
Harry J. Humpert                                           40,497 (9)                              .68
David E. Meyer                                             89,793 (10)                            1.50
Dr. John E. Miracle                                        87,276 (11)                            1.46
Mary Sue Rudicill                                          75,190 (12)                            1.26
Robert B. Sathe                                            96,820 (13)                            1.62
William E. Snyder                                          29,513 (14)                             .49
Herbert H. Works                                           31,664 (15)                             .53
Robert W. Zapp                                            189,833 (16)                            3.17
All directors, nominees and executive
   officers of BKFC as a group (14 persons)             2,685,968                                44.25

______________________________

(1) Each of the persons listed in this table may be contacted at the address of BKFC, 1065 Burlington Pike, Florence, Kentucky 41042.

(2) A person is the beneficial owner of Shares if such person, directly or indirectly, has sole or shared voting or investment power over such Shares or has the right to acquire such voting or investment power within 60 days. Each person listed, unless otherwise indicated by footnote, owns all Shares with sole voting and investment power.

(3) Includes 16,863 Shares held by Mr. Berger's spouse and sons and 15,000 Shares held by Berger-Collins L.L.C.

(4) Includes 909,187 Shares owned jointly by Mr. Cain and his wife and 5,250 Shares that may be acquired upon the exercise of options.

(5)  Includes 2,375 Shares that may be acquired upon the exercise of options.

(6)  Includes 6,750 Shares that may be acquired upon the exercise of options.

(7) Includes 613,049 Shares owned by R. C. Durr Company, Inc., of which Mr. Durr is the sole stockholder, and 11,250 Shares that may be acquired upon the exercise of options.

(8) Includes 9,825 Shares owned jointly by Mr. Fulkerson and his wife, 450 Shares held by Mr. Fulkerson's wife and 6,300 Shares that may be acquired upon the exercise of options.

(9) Includes 11,588 Shares owned by Mr. Humpert's wife and 7,500 Shares that may be acquired upon the exercise of options.

(10) Includes 72,342 Shares held in trust, with respect to which Mr. Meyer shares investment power only as co-trustee, and 7,500 Shares that may be acquired upon the exercise of options.

(11) Includes 22,000 Shares owned by Dr. Miracle's wife, 17,100 Shares held in a trust of which Dr. Miracle is the trustee and with respect to which Dr. Miracle has sole voting and investment power and 6,750 Shares that may be acquired upon the exercise of options.

(12) Includes 1,500 Shares owned jointly by Ms. Rudicill and her husband, 13,500 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her husband, and 9,750 Shares that may be acquired upon the exercise of options.

(13) Includes 1,000 Shares held by Mr. Sathe as custodian of a family foundation, 1,000 Shares held on behalf of Mr. Sathe's son and 7,500 Shares that may be acquired upon the exercise of options.

(14) Includes 9,750 Shares that may be acquired upon the exercise of options.

(15) Includes 2,000 Shares owned by Boone-Kenton Lumber, of which Mr. Works is the President and owner, and 6,750 Shares that may be acquired upon the exercise of options.

(16) Includes 43,715 Shares owned jointly by Mr. Zapp and his wife, 5,496 Shares held by Mr. Zapp's wife as custodian for Mr. Zapp's children, 43,584 Shares owned by his wife and 12,000 Shares that may be acquired upon the exercise of options.

Item 13.  Certain Relationships and Related Transactions

The Bank has extended loans to certain of its and BKFC's directors and executive officers, their affiliates and members of their families. All such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with other persons and did not present more than the normal risk of collectibles or other unfavorable features.

         The Bank has a lease agreement for office premises located at 1065 Burlington Pike with Mr. Durr, R. C. Durr Company, Inc., Mr. Cain, and Mr. Cain's sons, John S. Cain, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $191,782, $178,279 and $178,279 for each of the years ended December 31, 2001, 2000 and 1999, respectively. The lease has an initial term of 15 years expiring in 2006 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Weaver Road in Boone County, Kentucky, with Ms. Seligman-Doering and Mr. Sathe as lessors under the lease agreement. Total rental expense under this lease was $64,886 for each of the years ended December 31, 2001, 2000 and 1999. The lease has an initial term of 15 years expiring in 2007 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the husband of Ms. Rudicill. Total rental expense under this lease was $11,056 for the years ended December 31, 2001, 2000 and 1999. The lease has an initial term of 15 years expiring in 2008 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryan E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle's spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of Mr. Meyer. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson were related to Mr. Works through his former wife. The annual rental expense under this lease was $80,808, $80,808 and $75,912 for the years ended December 31, 2001, 2000 and 1999, respectively. The lease has an initial term of 15 years expiring in 2009 and may, at the option of the Bank, be renewed for three successive five-year periods.

         The Bank has a ground lease agreement for office premises located at 12020 Madison Pike in Nicholson, Kentucky, with Nicholson Properties LLC. R. C. Durr owns 50% of Nicholson Properties LLC. The annual rental expense under this agreement is $24,000. The lease had an initial term of five years expiring in December 2001 and was renewed for an additional term of five years at an annual expense of $26,400.

         The Bank has a lease agreement for office premises located on U.S. 42 in Boone County, Kentucky, with Burnett Mortgage Company, LLC, of which Mr. Humpert and Mr. Snyder are members. Total rental expense under this lease was $89,495 for each of the years ended December 31, 2001, 2000 and 1999. The lease was effective in May 1998 with an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

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

                  (b) No forms 8-K were filed during the quarter ended December 31, 2002.

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      THE BANK OF KENTUCKY FINANCIAL CORPORATION


                                      By _________________________________
                                         Robert W. Zapp
                                         President, Chief Executive
                                         Officer and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By______________________________                By______________________________
  Robert Fulkerson,                               Rodney S. Cain,
  Treasurer                                       Secretary and Director

Date:  3/15/02                                  Date:  3/15/02


By______________________________                By______________________________
  R.C. Durr,                                      Harry J. Humpert,
  Director                                        Director

Date:  3/15/02                                  Date:  3/15/02


By______________________________                By______________________________
  David E. Meyer,                                 John E. Miracle,
  Director                                        Director

Date:  3/15/02                                  Date:  3/15/02


By______________________________                By______________________________
  Mary Sue Rudicill,                              Robert B. Sathe,
  Director                                        Director

Date:  3/15/02                                  Date:  3/15/02


By______________________________                By______________________________
  William E. Snyder,                              Herbert H. Works,
  Director                                        Director

Date:  3/15/02                                  Date:  3/15/02

By__________________________________            By______________________________
  Ruth Doering-Seligman,                          Wayne Carlisle,
  Director                                        Director

Date:  3/15/02                                  Date:  3/15/02

                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       THE BANK OF KENTUCKY FINANCIAL
                                        CORPORATION


                                       By /s/ Robert W. Zapp
                                          -------------------------------------
                                          Robert W. Zapp,
                                          President, Chief Executive
                                          Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Robert Fulkerson                         By /s/ Rodney S. Cain
   ---------------------------------               -----------------------------
    Robert Fulkerson,                               Rodney S. Cain,
    Treasurer                                       Secretary and Director

Date:  3/15/02                                  Date:  3/15/02


By /s/ R.C. Durr                                By /s/ Harry J. Humpert
   ---------------------------------               -----------------------------
    R.C. Durr,                                      Harry J. Humpert,
    Director                                        Director

Date:  3/15/02                                  Date:  3/15/02


By /s/ David E. Meyer                           By /s/ John E. Miracle
   ---------------------------------               -----------------------------
    David E. Meyer,                                 John E. Miracle,
    Director                                        Director

Date:  3/15/02                                  Date:  3/15/02

By /s/ Mary Sue Rudicill                        By /s/ Robert B. Sathe
   ---------------------------------               -----------------------------
    Mary Sue Rudicill,                              Robert B. Sathe,
    Director                                        Director

Date:  3/15/02                                  Date:  3/15/02


By /s/ William E. Snyder                        By /s/ Herbert H. Works
   ---------------------------------               -----------------------------
    William E. Snyder,                              Herbert H. Works,
    Director                                        Director

Date:  3/15/02                                  Date:  3/15/02


By /s/ Ruth Doering-Seligman                    By /s/ Wayne Carlisle
   ---------------------------------               -----------------------------
    Ruth Doering-Seligman,                             Wayne Carlisle,
    Director                                           Director

Date:  3/15/02                                  Date:  3/15/02

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