Form 10-Q
period 2002-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2002-05-14
CIK 934547

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from                          to

Commission File Number: 0-25960

THE BANK OF KENTUCKY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

Kentucky	61-1256535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1065 Burlington Pike, Florence, Kentucky	41042
(Address of principle executive offices)	(Zip Code)

(859) 371-2340
Registrant’s telephone number:

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐

As of May 10, 2002, the latest practicable date, 5,964,465 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	March 31 2002	December 31 2001
	(unaudited)

ASSETS
Cash and cash equivalents	$28,735	$26,706
Available-for-sale securities	34,676	35,164
Held-to-maturity securities	17,820	17,134
Loans held for sale	1,249	5,509
Total loans	416,029	411,472
Less: Allowances for loan losses	4,368	4,244

Net loans	411,661	407,228
Premises and equipment, net	5,957	6,081
FHLB stock, at cost	3,630	3,590
Accrued interest receivable and other assets	5,943	5,850

Total assets	$509,671	$507,262

LIABILITIES & SHAREHOLDERS’ EQUITY
Liabilities
Deposits	$431,412	$416,183
Short-term borrowings	12,710	26,343
Notes payable	9,442	9,449
Accrued interest payable and other liabilities	3,673	3,766

Total liabilities	457,237	455,741

Shareholders’ Equity
Common stock	3,098	3,098
Additional paid-in capital	10,708	11,313
Retained earnings	38,552	36,906
Accumulated other comprehensive income	76	204

Total shareholders’ equity	52,434	51,521

Total liabilities and shareholders’ equity	$509,671	$507,262

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(Dollars in thousands, except per share data)
(unaudited)

	2002	2001
INTEREST INCOME
Loans, including related fees	$7,365	$8,542
Securities and other	700	882

Total interest income	8,065	9,424

INTEREST EXPENSE
Deposits	2,716	4,769
Borrowings	158	255

Total interest expense	2,874	5,024

Net interest income	5,191	4,400
Provision for loan losses	172	86

Net interest income after
Provision for loan losses	5,019	4,314

NON-INTEREST INCOME
Service charges and fees	551	415
Gain/(loss) on securities	26	67
Gain on loans sold	171	239
Other	303	309

Total non-interest income	1,051	1,030

NON-INTEREST EXPENSE
Salaries and benefits	1,500	1,352
Occupancy and equipment	493	495
Data processing	228	215
Advertising	97	81
Other operating expenses	781	713

Total non-interest expense	3,099	2,856

Income before income taxes	2,971	2,488
Less: income taxes	967	782

Net income	$2,004	$1,706

Earnings per share	$0.34	$0.28
Earnings per share, assuming dilution	$0.33	$0.28
Dividends per share	$0.06	$0.05

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(unaudited)

	2002	2001
Balance January 1	$51,521	$47,777
Comprehensive Income:
Net Income	2,004	1,706
Change in net unrealized gain/(loss)	(128)	114

Total Comprehensive Income	1,876	1,820

Cash dividends paid	(358)	(309)
Exercise of stock options (including tax benefits of $3 in 2001)	0	15
Stock repurchase and retirement	(605)	0

Balance March 31	$52,434	$49,303

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	For the three months ended March 31
	2002	2001
Cash Flows from Operating Activities
Net income	$2,004	$1,706
Adjustments to reconcile net income to net cash
From operating activities	4,415	154

Net cash from operating activities	6,419	1,860

Cash flows from Investing Activities
Proceeds from paydowns and maturities of Held-to-maturity securities	695	8,541
Proceeds from paydowns and maturities of Available-for-sale securities	2,641	10,988
Purchases of held-to-maturity securities	(1,380)	(205)
Purchases of available-for-sale securities	(2,328)	(16,296)
Net change in loans	(4,605)	7,467
Property and equipment expenditures	(39)	(201)

Net cash from investing activities	(5,016)	10,294

Cash Flows from Financing Activities
Net change in deposits	15,229	13,727
Net change in short-term borrowings	(13,633)	(8,883)
Proceeds from exercise of stock options	0	12
Cash dividends paid	(358)	(309)
Stock repurchase and retirement	(605)	0
Payments on note payable	(7)	(65)

Net cash from financing activities	626	4,482

Net change in cash and cash equivalents	2,029	16,636
Cash and cash equivalents at beginning of period	26,706	22,248

Cash and cash equivalents at end of period	$28,735	$38,884

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2002

Note 1—Basis of Presentation:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

Note 2—General:

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

Note 3—Earnings per Share:

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

	Three Months Ended March 31
	2002	2001
Weighted Average Shares Outstanding	5,974,169	6,158,236
Shares used to compute diluted Earnings per share	6,001,119	6,184,660

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 4—New and proposed accounting standards:

A new accounting standard dealing with asset retirement obligations will apply for 2003. The company does not believe this standard will have a material affect on its financial position or results of operations.

Effective January 1, 2002, the Company adopted a new standard issued by the FASB on impairment and disposal of long-lived assets. The effect of this on the financial position and results of operations of the Company was not material.

New accounting standards issued in 2001 require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds it implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company’s financial statements.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Management’s Discussion and Analysis of Financial Condition
and the Results of Operations
March 31, 2002

FINANCIAL CONDITION

Total assets at March 31, 2002 were $509,671,000 compared to $507,262,000 at December 31, 2001, an increase of $2,409,000 (.47%). Deposits increased $15,229,000 (3.66%) to $431,412,000 at March 31, 2002 compared to $416,183,000 at December 31, 2001 resulting in a decrease in short-term borrowings of $13,633,000 (-51.75%) to $12,710,000 at March 31,2002 from $26,343,000 December 31, 2001. Loans outstanding increased $4,557,000 (1.11%) from $411,472,000 at December 31, 2001 to $416,029,000 at March 31, 2002.

RESULTS OF OPERATIONS

GENERAL

Net income increased $298,000 (17.47%) in the first quarter of 2002 to $2,004,000 ($.34 per share), compared to $1,706,000 ($.28 per share) for the same period in 2001. An improvement in net interest income was the primary factor contributing to the increased earnings.

NET INTEREST INCOME

Net interest income for the first quarter of 2002 increased to $5,191,000, an increase of $791,000 (17.98%) compared to $4,400,000 for the same period in 2001. A large increase in the net interest margin to 4.55% in the first quarter of 2002 from 4.15% for the same period in 2001 drove the increase in net interest income. While both the average yield on assets and the average cost of funds declined, the average yield on assets declined by 172 basis points to 7.04% for the first quarter of 2002 compared to 8.76% for the same period in 2001 and the average cost of funds declined by 250 basis points to 2.96% for the first quarter of 2002 compared to 5.46% for the same period in 2001, resulting in a higher net interest margin.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $172,000 for the three months ending March 31, 2002, an increase of $86,000 compared to the $86,000 provision recorded during the same period in 2001. During the three-month period, total loans increased by $4,557,000, from $411,472,000 at December 31, 2001 to $416,029,000 at March 31, 2002, and non-

performing loans declined slightly, to $2,889,000 or .69% of total loans outstanding at March 31, 2002, compared to $3,167,000 at December 31, 2001. Net charge-offs, year to date 2002 were $48,000, similar to the $41,000 recorded in 2001. Management continues to monitor the loan portfolio closely and believes the allowance, at 1.05% of loans at March 31, 2002 compared to 1.03% of loans at December 31, 2001, is sufficient to absorb probable incurred losses in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $21,000 (2.04%) during the first quarter of 2002 from $1,030,000 in 2001 to $1,051,000 in 2002. The increase was driven by, service charges and fees on deposit accounts which increased by $136,000 (32.77%) from $415,000 in the first quarter of 2001 to $551,000 for the same period in 2002. This increase was partially offset by a decrease in fee income from the sale of mortgage loans into the secondary market, which decreased $68,000 in the first quarter of 2002 to $171,000 from $239,000 for the same period last year. The decrease was due to a slowing demand for refinancing the secondary mortgage market. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. During the first quarter of 2002, 114 loans with a principal balance of $15.2 million were sold compared to 173 loans with a principal balance of $20.3 million during the same period in 2001. Loans held for sale at March 31, 2002 decreased to $1,249,000 from $5,509,000 at December 31, 2001. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The Bank also realized a gain of $26,000 on the sale of $2,000,000 in available for sale securities in 2002 compared to a gain of $67,000 in 2001. These securities sold in 2002 were replaced with bonds in the two to three year maturity ranges.

NON-INTEREST EXPENSE

Non-interest expense increased to $3,099,000 in the first quarter of 2002 from $2,856,000 in 2001, an increase of $243,000 (8.51%). The change was driven by increases in salaries and benefits. Salaries and benefits increased $148,000 (10.95%) in the first quarter of 2002 to $1,500,000 compared to $1,352,000 for the same period in 2001. The increase was due to increased staffing due the two branches opened in the last quarter of 2001 and annual merit increases. Advertising expenses increased $16,000 (19.75%) to $97,000 in the first quarter of 2002 compared to $81,000 for the same period in 2001. Other operating expenses increased to $781,000 in the first quarter of 2002, from $713,000 for the same period in 2001, an increase of $68,000 (9.54%).

INCOME TAX EXPENSE

Income tax expense increased due to higher income before taxes and a higher effective tax rate of 32.55% compared to 31.43% for the same period last year. The higher effective tax rate was due to a decrease in tax free loans and the associated interest income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company’s liquidity is sufficient at March 31, 2002.

The company’s total shareholders’ equity increased $913,000, from $51,521,000 at December 31, 2001 to $52,434,000 at March 31, 2002. In the first quarter of 2002 the Company paid a cash dividend of $.06 per share totaling $358,000.

On March 16, 2001 the Company’s Board of Directors approved the repurchase and retirement of up to 2% of the outstanding common shares of the Company in the over-the-counter market. All shares were repurchased according to the agreement by the end of the third quarter of 2001. On October 8, 2001 the Company’s Board of Directors approved the repurchase and retirement of 100,000 common shares of the Company in the over-the-counter market. As of the date of this report 70,000 of the 100,000 shares authorized for repurchase had been repurchased. Any repurchases are funded, as needed, by dividends from the Bank

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2002, the Bank’s leverage and total risk-based ratios were 10.19% and 11.86% respectively, which exceed the well-capitalized thresholds.

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

Item 5.    Other Information

Not applicable

Item 6.    Exhibits and Reports on Form 8-K

(a)  Exhibit 99 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

(a)  The registrant did not file any reports on Form 8-K during the quarter ended March 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

	By:	/s/ ROBERT W. ZAPP
Robert W. Zapp President
Date: May 9, 2002

	By:	/s/ ROBERT D. FULKERSON
Robert D. Fulkerson Treasurer (Chief Financial Officer)
Date: May 9, 2002