Form 10-Q
period 2002-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2002-08-13
CIK 934547

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File Number: 0-25960

THE BANK OF KENTUCKY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Kentucky (State or other jurisdiction of incorporation or organization)	61-1256535 (I.R.S. Employer Identification Number)

1065 Burlington Pike, Florence, Kentucky (Address of principal executive offices)	41042 (Zip Code)

Registrant’s telephone number: (859) 371-2340

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of August 9, 2002 the latest practicable date, 5,952,249 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)

	June 30, 2002	December 31, 2001

	(Unaudited)
ASSETS

Cash and Cash Equivalents	$25,192	$26,706
Interest bearing deposits with Banks	100	0
Available-for-sale securities	33,513	35,164
Held-to-maturity securities	16,891	17,134
Loans held for sale	0	5,509
Total loans	448,168	411,472
Less: Allowance for loan loss	(4,689)	(4,244)

Net Loans	443,479	407,228
Premises and equipment, net	5,848	6,081
FHLB stock, at cost	3,673	3,590
Accrued interest receivable and other assets	6,423	5,850

Total assets	$535,119	$507,262

LIABILITIES & SHAREHOLDERS’ EQUITY

Liabilities
Deposits	$442,899	$416,183
Short-term borrowings	24,664	26,343
Long-term borrowings	9,434	9,449
Accrued interest payable & other liabilities	3,625	3,766

Total liabilities	480,622	455,741

Shareholders’ Equity
Common Stock	3,098	3,098
Additional paid-in capital	10,536	11,313
Retained earnings	40,495	36,906
Accumulated other comprehensive income	368	204

Total shareholder’s equity	54,497	51,521

Total liabilities & shareholders’ equity	$535,119	$507,262

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2002 AND 2001
(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

INTEREST INCOME
Loans, including related fees	$7,564	$8,289	$14,929	$16,831
Securities and other	661	887	1,361	1,769

Total interest income	8,225	9,176	16,290	18,600

INTEREST EXPENSE
Deposits	2,726	4,419	5,442	9,188
Borrowings	170	203	328	458

Total interest expense	2,896	4,622	5,770	9,646

Net interest income	5,329	4,554	10,520	8,954
Provision for loan losses	(348)	(190)	(520)	(276)

Net interest income after provision for loan losses	4,981	4,364	10,000	8,678

NON-INTEREST INCOME
Service charges and fees	626	500	1,177	915
Gain/(loss) on securities	87	0	113	67
Gain on loans sold	128	197	299	436
Other	307	294	610	603

Total non-interest income	1,148	991	2,199	2,021

NON-INTEREST EXPENSE
Salaries and benefits	1,514	1,373	3,014	2,725
Occupancy and equipment	527	491	1,020	986
Data processing	243	207	471	422
Advertising	82	81	179	162
Other	874	909	1,655	1,622

Total non-interest expense	3,240	3,061	6,339	5,917

INCOME BEFORE INCOME TAXES	2,889	2,294	5,860	4,782
Less: income taxes	946	759	1,913	1,541

NET INCOME	$1,943	$1,535	$3,947	$3,241

COMPREHENSIVE INCOME	$2,235	$1,549	$4,111	$3,369

Earnings per share	$.33	$.25	$.66	$.53
Earnings per share, assuming dilution	$.32	$.25	$.66	$.53
Dividends per share	$.00	$.00	$.06	$.05

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in thousands)
(Unaudited)

	2002	2001

Balance as of January 1	$51,521	$47,777
Comprehensive income
Net income	3,947	3,241
Change in net unrealized gain/(loss) net of tax	164	128

Total comprehensive income	4,111	3,369

Cash dividends paid	(358)	(308)
Exercise of stock options (including tax benefits of $3 in 2001)	154	15
Benefit Plan Termination	0	458
Stock repurchase and retirement	(931)	(1,404)

Balance as of June 30	$54,497	$49,907

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	FOR THE SIX MONTHS ENDED JUNE 30

	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES

Net income	$3,947	$3,241
Adjustments to reconcile net income to net cash from operating activities	(124)	796

Net cash from operating activities	3,823	4,037

CASH FLOWS FROM INVESTING ACTIVITIES

Net change in interest bearing deposits with banks	(100)	0
Proceeds from pay downs and maturities of held-to-maturity securities	3,805	14,295
Proceeds from sales, pay downs and maturities of available-for-sale securities	9,213	16,259
Purchases of held-to-maturity securities	(3,562)	(1,170)
Purchases of available-for-sale securities	(7,214)	(28,370)
Net change in loans	(31,273)	(5,402)
Purchase stock in FHLB	0	0
Property and equipment expenditures	(93)	(237)

Net cash from investing activities	(29,224)	(4,625)

CASH FLOWS FROM FINANCING ACTIVITIES

Net change in deposits	26,716	1,864
Net change in short-term borrowings	(1,679)	4,794
Proceeds from exercise of stock options	154	12
Cash dividend paid	(358)	(308)
Stock repurchase and retirement	(931)	(1,404)
Payments on note payable	(15)	(7,710)

Net cash from financing activities	23,887	(2,752)

Net change in cash and cash equivalents	(1,514)	(3,340)
Cash and cash equivalents at beginning of period	26,706	22,248

Cash and cash equivalents at end of period	$25,192	$18,908

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2002

Note 1 - Basis of Presentation :

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General :

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

Note 3 - Earnings per Share :

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

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

Weighted Average Shares Outstanding	5,964,226	6,134,567	5,969,198	6,146,402
Shares used to compute diluted Earnings per Share	5,993,620	6,161,854	5,996,811	6,173,043

Note 4 - New and proposed accounting standards :

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

New accounting standards issued in 2001 require all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds it implied fair value. Adoption of this standard on January 1, 2002 did not have a material effect on the Company’s financial statements .

Note 5 - Proposed Acquisition :

On July 23, 2002, the Bank entered into a non-binding letter of intent with Peoples Bank of Northern Kentucky (Peoples) to purchase certain assets and assume certain liabilities of Peoples.

Under terms of the contemplated transaction, the Bank will purchase certain loans, totaling approximately $147,000,000, all of the branches and ATMs of Peoples Bank and will assume approximately $156,000,000 in deposits. Consummation of the transaction is subject to final due diligence by the Bank, the final agreement being negotiated, and receipt of required regulatory and shareholder approvals.

Item 2.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations June 30, 2002

FINANCIAL CONDITION

Total assets at June 30, 2002 were $535,119,000 compared to $507,262,000 at December 31, 2001, an increase of $27,857,000 (5.5%). This increase was primarily due to an increase in loans of $36,696,000 (8.9%), from $411,472,000 at December 31, 2001 to $448,168,000 at June 30, 2001. Total deposits increased $26,716,000 (6.4%), from $416,183,000 at December 31, 2001 to $442,899,000 at June 30, 2002.

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $3,241,000 in 2001 to $3,947,000 in 2002, an increase of $706,000 (21.8%). Net income for the quarter ended June 30, 2002 was $1,943,000 ($.33 per share) compared to $1,535,000 ($.25 per share) during the same period in 2001, an increase of $408,000 (26.6%). The increase in earnings was driven by an increase in net interest income and higher non-interest income, partially offset by an increase in operating expenses.

NET-INTEREST INCOME

Net interest income increased $775,000 (17.0%) in the second quarter of 2002 over the same period in 2001, while the year to date total increased $1,566,000 (17.5%) from $8,954,000 in 2001 to $10,520,000 in 2002. The increase in net interest income was driven by the continued growth in the loan portfolio and an improvement in the net interest margin to 4.44% through June 30, 2002 compared to 4.10% for the same period last year.

PROVISION FOR LOAN LOSSES

The loan loss provision was $520,000 for the six months ended June 30, 2002 compared to $276,000 recorded in the same period in 2001. The provision was increased to provide for strong loan growth and in recognition of continued higher levels of non-performing loans and loans that are performing but being monitored by management. The Bank had $2,886,000 in non-performing loans, .64% of total loans outstanding at June 30, 2002, compared to $3,763,000 (.97%) at June 30, 2001. Real estate loans accounted for $2,191,000 of the non-performing loans at June 30, 2002. Management is satisfied that the reserve is adequate at June 30, 2002.

NON-INTEREST INCOME

Total non-interest income increased $178,000 (8.8%) to $2,199,000 through June 30, 2002, compared to $2,021,000 for the same period in 2001. Service charges on deposits increased $126,000 (25.2%) in the second quarter, to $626,000 for the quarter ending June 30, 2002 compared to $500,000 for the same period in 2001. Transaction growth and higher fees in the second quarter contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market decreased $137,000 (31.4%) to $299,000 through June 30, 2002, compared to $436,000 for the same period in 2001. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The decrease in fee income was driven by decreased volume. During the first half 2002, 190 loans with a principal balance of $28.9 million were sold compared to 318 loans with a principal balance of $37.7 million during the same period in 2001. Loans held for sale at June 30, 2002 decreased to $0 from $5,509,000 at December 31, 2001. At December 31, 2001, there was a large backlog of loans held for sale that had not yet been funded. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.

NON-INTEREST EXPENSE

Non-interest expense increased $179,000 (5.8%) in the second quarter of 2002, with year to date expenses increasing $422,000 (7.1%) to $6,339,000 through June 30, 2001 compared to $5,917,000 for the same period in 2001. Salary and employee benefit expense increased $289,000 (10.6%) to $3,014,000 through June 30, 2002, compared to $2,725,000 for the same period in 2001, driven by merit increases and some staff expansion. All other expenses remained relatively stable from period to period.

INCOME TAX EXPENSE

Income tax expense increased by $373,000 (24.2%) through the second quarter of 2002 compared to 2001 and the effective tax rate increased to 32.7% from 32.2%. The increase was partially due to less tax-free income from loans and investments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company’s liquidity is sufficient at June 30, 2002.

The company’s total shareholders’ equity increased $2,976,000, from $51,521,000 at December 31, 2001 to $54,497,000 at June 30, 2002. In the first quarter of 2002 the Company paid a cash dividend of $.06 per share totaling $358,000.

On March 16, 2001 the Company’s Board of Directors approved the repurchase and retirement of up to 2% of the outstanding common shares of the Company in the over-the-counter market. All shares were repurchased according to the agreement by the end of the third quarter of 2001. On October 8, 2001 the Company’s Board of Directors approved the repurchase and retirement of 100,000 common shares of the Company in the over-the-counter market. As of the date of this report 96,630 of the 100,000 shares authorized for repurchase had been repurchased. Any repurchases are funded, as needed, by dividends from the Bank

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2002, the Bank’s leverage and total risk-based ratios were 10.12% and 11.63% respectively, which exceed the well-capitalized thresholds.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since the Company’s annual report on Form 10-K for the year ending December 31, 2001.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART II OTHER INFORMATION

ITEM 1.	Legal Proceedings

None.

ITEM 2.	Changes in Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

Not applicable

ITEM 4.	Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of The Bank of Kentucky Financial Corporation (“BKFC”) was held on April 19, 2002.

(b)	Not applicable.

(c)	To reelect four directors of BKFC for terms expiring in 2005:

	For	Against/Withheld	Abstentions

Charles M. Berger	4,815,889		58,600
David E. Meyer	4,806,791		67,698
John E. Miracle	4,816,889		57,600
Mary Sue Rudicill	4,816,889		57,600

To ratify the selection of Crowe, Chizek and Company LLP as the auditors of BKFC for the current fiscal year: 4,806,947 for, 451 against, and 67,091 abstain.

(d)	Not applicable.

ITEM 5.	Other Information

Not applicable

ITEM 6.	Exhibits and Reports on Form 8 – K

(a)	Exhibit 99.1 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

(b)	Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(c)	Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350 as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(d)	The Registrant did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: August 13, 2002	/s/ Robert W. Zapp

Robert W. Zapp President

Date: August 13, 2002	/s/ Robert D. Fulkerson

Robert D. Fulkerson Treasurer (Chief Financial Officer)