Form 10-Q
period 2002-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2002-11-15
CIK 934547

FORM 10-Q

U.S. Securities and Exchange Commission
Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2002

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                         to                         .

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 8, 2002 the latest practicable date, 5,952,349 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands)
(Unaudited)

Assets	September 30, 2002	December 31, 2001
Cash and cash equivalents	$29,702	$26,706
Available-for-sale securities	32,918	35,164
Held-to-maturity securities	15,914	17,134
Loans held for sale	6,042	5,509
Total loans	457,455	411,472
Less: Allowance for loan loss	(4,802)	(4,244)

Net Loans	452,653	407,228
Premises and equipment, net	5,696	6,081
FHLB stock, at cost	3,717	3,590
Accrued interest receivable and other assets	7,031	5,850

Total assets	$553,673	$507,262

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$478,936	$416,183
Short-term borrowings	5,302	26,343
Long-term borrowings	9,426	9,449
Accrued interest payable & other liabilities	3,938	3,766

Total liabilities	497,602	455,741
Shareholders’ Equity
Common stock	3,098	3,098
Additional paid-in capital	10,308	11,313
Retained earnings	42,265	36,906
Accumulated other comprehensive income	400	204

Total shareholder’s equity	56,071	51,521

Total liabilities & shareholders’ equity	$553,673	$507,262

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands, except per share data—unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
INTEREST INCOME
Loans, including related fees	$7,703	$8,177	$22,632	$25,008
Securities and other	630	811	1,991	2,580

Total interest income	8,333	8,988	24,623	27,588

INTEREST EXPENSE
Deposits	2,767	3,988	8,210	13,176
Borrowings	180	240	507	698

Total interest expense	2,947	4,228	8,717	13,874

Net interest income	5,386	4,760	15,906	13,714
Provision for loan losses	(380)	(365)	(900)	(641)

Net interest income after provision for loan losses	5,006	4,395	15,006	13,073

NON-INTEREST INCOME
Service charges and fees	714	504	1,891	1,419
Gain/(loss) on securities	0	0	113	67
Gain on loans sold	445	183	744	619
Other	325	341	935	944

Total non-interest income	1,484	1,028	3,683	3,049

NON-INTEREST EXPENSE
Salaries and benefits	1,541	1,388	4,555	4,114
Occupancy and equipment	518	510	1,538	1,496
Data processing	224	219	695	640
Advertising	97	81	275	243
Other	866	723	2,522	2,345

Total non-interest expense	3,246	2,921	9,585	8,838

INCOME BEFORE INCOME TAXES	3,244	2,502	9,104	7,284
Less: income taxes	1,057	778	2,970	2,318

NET INCOME	$2,187	$1,724	$6,134	$4,966

COMPREHENSIVE INCOME	$2,219	$2,144	$6,330	$5,513

Earnings per share	$.37	$.28	$1.03	$.81
Earnings per share, assuming dilution	$.37	$.28	$1.02	$.81
Dividends per share	$.07	$.05	$.13	$.10

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 2002 AND 2001
(Dollars in thousands)
(Unaudited)

	2002	2001
Balance as of January 1	$51,521	$47,777
Comprehensive income
Net income	6,134	4,966
Change in net unrealized gain/(loss) net of tax	196	547

Total comprehensive income	6,330	5,513
Cash dividends paid	(775)	(609)
Exercise of stock options (including tax benefits of $3 in 2001)	163	15
Benefit Plan Termination	0	458
Stock repurchase and retirement	(1,168)	(2,596)

Balance as of September 30	$56,071	$50,558

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in thousands)
(unaudited)

	FOR THE NINE MONTHS ENDED SEPT. 30
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$6,134	$4,966
Adjustments to reconcile net income to net cash from operating activities	59	1,229

Net cash from operating activities	6,193	6,195

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from pay downs and maturities of held-to-maturity securities	5,105	14,900
Proceeds from sales, pay downs and maturities of available-for-sale securities	13,878	20,633
Purchases of held-to-maturity securities	(3,887)	(2,205)
Purchases of available-for-sale securities	(11,240)	(30,370)
Net change in loans	(46,858)	(16,941)
Property and equipment expenditures	(104)	(378)

Net cash from investing activities	(43,106)	(14,361)

CASH FLOWS FROM FINANCING ACTIVITIES
Net change in deposits	62,753	13,736
Net change in short-term borrowings	(21,041)	6,699
Proceeds from exercise of stock options	163	12
Cash dividend paid	(775)	(609)
Stock repurchase and retirement	(1,168)	(2,596)
Payments on note payable	(23)	(7,717)

Net cash from financing activities	39,909	9,525

Net change in cash and cash equivalents	2,996	1,359
Cash and cash equivalents at beginning of period	26,706	22,248

Cash and cash equivalents at end of period	$29,702	$23,607

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2002

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

Note 3—Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding, when dilutive, are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2002	2001	2002	2001
Weighted Average Shares Outstanding	5,952,108	6,057,687	5,963,501	6,116,830
Shares used to compute diluted Earnings per share	5,999,243	6,082,337	5,996,193	6,142,986

Note 4—New and proposed accounting standards:

A new accounting standard dealing with asset retirement obligations will apply for 2003. The company does not believe this standard will have a material effect on its financial position or results of operations.

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

New Accounting Pronouncements:

On October 1, 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 147, “Acquisitions of Certain Financial Institutions.” SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, “Accounting for Certain Acquisitions of Banking or Thrift Institutions.” SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, “Goodwill and Other Intangible Assets.” If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 did not have a material effect on the Company’s consolidated financial position or results of operations.

Note 5—Proposed Acquisition:

On September 23, 2002, The Bank of Kentucky, Inc., Peoples Bank of Northern Kentucky, Inc. and Peoples Bancorporation of Northern Kentucky entered into an Asset Purchase and Assumption Agreement pursuant to which The Bank of Kentucky, Inc., subject to terms and conditions of the Purchase Agreement, will purchase certain assets and assume certain liabilities of Peoples Bank of Northern Kentucky, Inc.

Under terms of the contemplated transaction, the Bank will purchase certain loans, totaling approximately $147,000,000, all of the branch facilities and all ATMs of Peoples Bank and will assume approximately $156,000,000 in deposits. Consummation of the transaction is subject to receipt of required regulatory and shareholder approvals.

As a condition of approval, banking regulators are requiring the company to ensure that the regulatory capital of both the holding company and the bank remain at the “well capitalized “ level. In order to meet this requirement, additional capital will be raised, most likely through issuance of trust preferred securities. Management currently anticipates issuing $17 million of such securities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and the Results of Operations

FINANCIAL CONDITION

Total assets at September 30, 2002 were $553,673,000 compared to $507,262,000 at December 31, 2001, an increase of $46,411,000 (9.2%). This increase was primarily due to an increase in loans of $45,983,000 (11.2%), from $411,472,000 at December 31, 2001 to $457,455,000 at September 30, 2002. Total deposits increased $62,753,000 (15.1%), from $416,183,000 at December 31, 2001 to $478,936,000 at September 30, 2002.

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $4,966,000 in 2001 to $6,134,000 in 2002, an increase of $1,167,000 (23.5%). Net income for the quarter ended September 30, 2002 was $2,187,000 ($.37 per share) compared to $1,724,000 ($.28 per share) during the same period in 2001, an increase of $463,000 (26.9%). The increase in earnings was driven by an increase in net interest income and higher non-interest income, partially offset by an increase in operating expenses.

NET INTEREST INCOME

Net interest income increased $625,000 (13.1%) in the third quarter of 2002 over the same period in 2001, while the year to date total increased $2,192,000 (16.0%) from $13,714,000 in 2001 to $15,906,000 in 2002. The increase in net interest income was driven by the continued growth in the loan portfolio and an improvement in the net interest margin to 4.39% through September 30, 2002 compared to 4.18% for the same period last year.

PROVISION FOR LOAN LOSSES

The loan loss provision was $900,000 for the nine months ended September 30, 2002 compared to $641,000 recorded in the same period in 2001. The provision was increased to provide for strong loan growth and in recognition of higher levels of classified loans that are performing but being monitored by management. Classified loans increased from $9,523,000 (2.39% of loans outstanding) at September 30, 2001 to $13,738,000 (3.00% of loans outstanding) at September 30, 2002. The Bank had $1,859,000 in non-performing loans, (.41%) of total loans outstanding at September 30, 2002, compared to $3,587,000 (.92%) at September 30, 2001. Real estate loans accounted for $1,765,000 of the non-performing loans at September 30, 2002. Management is satisfied that the reserve is adequate at September 30, 2002.

NON-INTEREST INCOME

Total non-interest income increased $634,000 (20.8%) to $3,683,000 through September 30, 2002, compared to $3,049,000 for the same period in 2001. Service charges on deposits increased $210,000 (41.8%) in the third quarter, to $714,000 for the quarter ending September 30, 2002 compared to $504,000 for the same period in 2001. Transaction growth and higher fees in the third quarter contributed to the continued growth in deposit fees. Income from the sale of loans into the secondary market increased $125,000 (20.1%) to $744,000 through September 30, 2002, compared to $619,000 for the same period in 2001. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. The increase in fee income was driven by increased volume. During the first nine months of 2002, 457 loans with a principal balance of $65.0 million were sold compared to 432 loans with a principal balance of $52.9 million during the same period in 2001. Loans held for sale at September 30, 2002 increased to $6,042,000 from $5,509,000 at December 31, 2001. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.

NON-INTEREST EXPENSE

Non-interest expense increased $325,000 (11.1%) in the third quarter of 2002, with year to date expenses increasing $747,000 (8.5%) to $9,585,000 through Sept 30, 2002 compared to $8,838,000 for the same period in 2001. Salary and employee benefit expense increased $441,000 (10.7%) to $4,555,000 through September 30, 2002, compared to $4,114,000 for the same period in 2001, driven by merit increases and some staff expansion. All other expenses remained relatively stable from period to period.

INCOME TAX EXPENSE

Income tax expense increased by $651,000 (28.1%) through the third quarter of 2002 compared to 2001, and the effective tax rate increased to 32.6% from 31.8%. The increase was partially due to less tax-free income from loans and investments.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company’s liquidity is sufficient at September 30, 2002.

The company’s total shareholders’ equity increased $4,550,000, from $51,521,000 at December 31, 2001 to $56,071,000 at September 30, 2002. In the first quarter of 2002 the Company paid a cash dividend of $.06 per share totaling $358,000 followed by a third quarter dividend of $.07 per share totaling $417,000.

On March 16, 2001 the Company’s Board of Directors approved the repurchase and retirement of up to 2% of the outstanding common shares of the Company in the over-the-counter market. All shares were repurchased according to the agreement by the end of the third quarter of 2001. On October 8, 2001 the Company’s Board of Directors approved the repurchase and retirement of 100,000 common shares of the Company in the over-the-counter market. As of the date of this report, 96,630 of the 100,000 shares authorized for repurchase had been repurchased. Any repurchases are funded, as needed, by dividends from the Bank.

For purposes of determining a bank’s deposit insurance assessment and for other supervisory purposes, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2002, the Bank’s leverage and total risk-based ratios were 10.19% and 11.88% respectively, which exceed the well-capitalized thresholds.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since the Company’s annual report on Form 10-K for the year ending December 31, 2001.

Item 4.    Controls and Procedures.

(a)
The Company’s principal executive officer and principal financial officer have concluded, based upon their evaluation of the Company’s disclosure controls and procedures as of September 30, 2002, that the Company’s disclosure controls and procedures are effective.

(b)
There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART II OTHER INFORMATION

ITEM 1.		Legal Proceedings
None.

ITEM 2.		Changes in Securities
Not applicable.

ITEM 3.		Defaults Upon Senior Securities

Not applicable

ITEM 4.		Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5.		Other Information

Not applicable

ITEM 6.		Exhibits and Reports on Form 8—K

(a	)	The Registrant has included the following exhibits:

Exhibit 2 Asset Purchase and Assumption Agreement

Exhibit 99.1 Safe Harbor under the Private Securities Litigation Reform Act of 1995.

Exhibit 99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.3 Certification Pursuant to 18 U.S.C. Section 1350 as adopted to section 906 of the Sarbanes-Oxley Act of 2002.

(b	)	The Registrant filed a report on Form 8 –K on September 27, 2002 reporting the execution of an agreement to acquire certain assets and certain liabilities of Peoples Bank of Northern Kentucky.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date: November 13, 2002	/s/ Robert W. Zapp
Robert W. Zapp President

Date: November 13, 2002	/s/ Robert D. Fulkerson
Robert D. Fulkerson Treasurer (Chief Financial Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Robert W. Zapp, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Bank of Kentucky Financial Corporation, “the registrant”;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert W. Zapp
Robert W. Zapp President and Chief Executive Officer Date: November 13, 2002

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
CERTIFICATIONS FOR QUARTERLY REPORT ON FORM 10-Q

I, Robert D. Fulkerson, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of The Bank of Kentucky Financial Corporation, “the registrant”;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made know to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and
c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors:
a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Robert D. Fulkerson
Robert D. Fulkerson Treasurer and Assistant Secretary (Chief Financial Officer) Date: November 13, 2002

The Bank of Kentucky Financial Corporation

Exhibit Index

Exhibit 2	Asset Purchase and Assumption Agreement.	included

Exhibit 99.1	Safe Harbor under the Private Securities Litigation Reform Act of 1995.	included

Exhibit 99.2	Certification Pursuant to 18 U.S.C. Section 1350 as adopted to section 906 of the Sarbanes-Oxley Act of 2002.	included

Exhibit 99.3	Certification Pursuant to 18 U.S.C. Section 1350 as adopted to section 906 of the Sarbanes-Oxley Act of 2002.	included