Form 10-K
period 2002-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2003-03-31
CIK 934547

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Fiscal Year December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                to                  .
                                    --------------    ----------------

                         Commission File Number: 0-25960

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           Kentucky                                            61-1256535
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

             111 Lookout Farm Drive, Crestview Hills, Kentucky 41017
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (859) 371-2340

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                      None

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter $72.1 million.

At March 14, 2002 there were 5,960,849 shares of the Registrant's Common Stock issued and outstanding.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

Documents Incorporated by Reference

Portions of the Proxy Statement of the Registrant filed, or to be filed, with the Securities and Exchange Commission are incorporated by reference into Part III of this report.

                                     PART I

Item 1. Business

General

     This Form 10-K contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of either BKFC or the Bank or both. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in BKFC's reports on file with the
Commission: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company's assets, or the availability and terms of funding necessary to meet the Company's liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC's and the Bank's business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Bank's profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

     The Bank of Kentucky Financial Corporation ("BKFC") is a bank holding company that was incorporated as a Kentucky corporation in 1993 and engaged in no business activities until 1995, when BKFC acquired all of the issued and outstanding shares of common stock of The Bank of Kentucky, Inc. (the "Bank"), a bank incorporated under the laws of the Commonwealth of Kentucky (formerly named "The Bank of Boone County, Inc."), and Burnett Federal Savings Bank ("Burnett"), a federal savings bank that was later merged into the Bank. BKFC, through the Bank, is engaged in the banking business in Kentucky.

     Formed in 1990, the Bank provides a variety of community-oriented consumer and commercial financial services to customers throughout Northern Kentucky. The principal business activity of the Bank consists of accepting consumer and commercial deposits and using such deposits to fund residential and non-residential real estate loans and commercial, consumer, construction and land development loans. The Bank's primary market area for both loans and deposits includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in Northern Kentucky.

     On June 14, 2000, BKFC consummated the acquisition of the Fort Thomas Financial Corporation ("FTFC") and its wholly owned subsidiary, the Fort Thomas Savings Bank ("FTSB"). FTFC was merged with and into BKFC and FTSB was merged with and into the Bank. Upon consummation of this acquisition, 865,592 shares of BKFC were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes.

     On November 22, 2002, BKFC consummated the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky ("PBNK"). This acquisition was accounted for under the purchase method of accounting and accordingly the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value will be amortized to income and expensed over the estimated remaining lives of the related assets and liabilities

     As a bank incorporated under the laws of the Commonwealth of Kentucky, the Bank is subject to regulation, supervision and examination by the Department of Financial Institutions of the Commonwealth of Kentucky (the "Department"). The Bank is also a member of the Federal Home Loan Bank of Cincinnati (the "FHLB").

     Because BKFC's activities have been limited primarily to holding the shares of common stock of the Bank, the following discussion of operations focuses primarily on the business of the Bank.

Lending Activities

     General. As a commercial bank, the Bank offers a wide variety of loans. Among the Bank's lending activities are the origination of loans secured by first mortgages on nonresidential real estate; loans secured by first mortgages on one- to four-family residences; commercial loans secured by various assets of the borrower; unsecured consumer loans and consumer loans secured by automobiles, boats and recreational vehicles; and construction and land development loans secured by mortgages on the underlying property.

     The following table sets forth the composition of the Bank's loan portfolio by type of loan at the dates indicated:

                                                                            As of December 31,
                                                                    -----------------------------------
                                        2002               2001               2000               1999               1998
                                      --------           --------           --------           --------           --------
                                       Amount      %      Amount      %      Amount      %      Amount      %      Amount       %
                                      --------   -----   --------   -----   --------   -----   --------   -----   --------   ------
                                                                         (Dollars in thousands)
Type of Loan:
   Nonresidential real estate loans   $216,579    35.6%  $126,161    30.6%  $116,974    30.4%  $ 82,698    24.7%  $ 66,449     22.0%
   One- to four-family residential
      real estate loans                176,546    29.1    136,194    33.1    150,222    39.1    147,316    44.1    140,159     46.4
   Commercial loans                    119,446    19.7     81,051    19.7     73,538    19.1     62,320    18.7     57,877     19.1
   Consumer loans                       19,258     3.2     14,959     3.6     12,661     3.3     11,819     3.5     10,286      3.4
   Construction and land
   development loans                    72,522    11.9     52,184    12.7     23,586     6.1     25,633     7.6     24,165      8.0
   Municipal obligations                 3,013     0.5      1,443     0.3      7,849     2.0      4,568     1.4      3,346      1.1
                                      --------   -----   --------   -----   --------   -----   --------   -----   --------   ------
      Total loans                     $607,364   100.0%  $411,992   100.0%  $384,830   100.0%  $334,354   100.0%  $302,282   100.00%
                                                 =====              =====              =====              =====              ======
Less:
   Deferred loan fees                      549                520                749                905                948
   Allowance for loan losses             6,408              4,244              3,806              3,257              2,897
                                      --------           --------           --------           --------           --------
      Net loans                       $600,407           $407,228           $380,275           $330,192           $298,437
                                      ========           ========           ========           ========           ========

     Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2002, regarding the dollar amount of loans maturing in the Bank's portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2002:

                                               Due after 1
                                                year to 5    Due after 5
                         Due within one year      years          years       Total
                         -------------------   -----------   -----------   --------
                                          (Dollars in thousands)
Commercial loans               $ 71,575          $45,051       $ 2,820     $119,446
Construction and land
   development loans             72,522                             --       72,522
                               --------          -------       -------     --------
      Total                    $144,097          $45,051       $ 2,820     $191,968
                               ========          =======       =======     ========

Interest sensitivity:
   With fixed rates                              $16,579       $  288
   With variable rates                            28,472        2,532
                                                 -------       ------
      Total                                      $45,051       $2,820
                                                 =======       ======

     Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates ("ARMs"). Interest rates on the ARMs adjust either each year or every three years based upon the interest rates of the applicable one- or three- year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

     The Bank limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the "LTV") on nonresidential real estate loans made by the Bank is 80%, subject to certain exceptions.

     Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy, for example, or due to any other reason the borrower's ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, the Bank generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property's valuation.

     At December 31, 2002, the Bank had a total of $217 million invested in nonresidential real estate loans, all of which were secured by property located in the Northern Kentucky area. Such loans comprised approximately 36% of the Bank's total loans at such date, $358,000 of which were nonperforming.

     One- to Four-Family Residential Real Estate Loans. The Bank originates permanent conventional loans secured by first mortgages on one- to four-family residences, primarily single-family residences, located in the Northern Kentucky area. The Bank also originates a limited amount of loans for the construction of one- to four-family residences and home equity loans secured by second mortgages on one- to four-family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. The Bank does not originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

     The residential real estate loans originated for the banks portfolio are either one- or three-year ARMs. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%. The maximum amortization period of such loans is 30 years. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans that could lead to negative amortization. Historically, the Bank has not made fixed-rate residential mortgage loans for its portfolio. In order to meet consumer demand for fixed-rate loans, however, the Bank has originated loans for other lenders willing to accept the interest rate and credit risk.

     Federal regulations also limit the LTV on residential real estate loans to 95%. The Bank requires private mortgage insurance for the amount of any such loan with an LTV in excess of 90%.

     The aggregate amount of the Bank's residential real estate loans equaled approximately $177 million at December 31, 2002, and represented 29% of total loans at such date. At December 31, 2002, the Bank had $2.6 million of non-performing loans of this type.

     Loans held for sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2002 these loans totaled $11 million.

     Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank's prime interest rate. Commercial loans typically have terms of five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains the personal guarantees of one or more of the principals backing the borrower. At December 31, 2002, the Bank had $119 million, or 20% of total loans, invested in commercial loans, $523,000 of which was non-performing.

     Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower's continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2002, the Bank had $19 million, or 3% of total loans, invested in consumer loans, $109,000 of which was non-performing.

     Construction and Land Development Loans. The Bank makes loans for the construction of residential and nonresidential real estate and land development purposes. Most of these loans are structured with adjustable rates of interest tied to changes in the Bank's prime interest rate for the period of construction. A general contractor makes many of the construction loans originated by the Bank to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold and the preparation of land for site and project development.

     Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2002, a total of $73 million, or approximately 12% of the Bank's total loans, consisted of construction and land development loans, $572,000 of which were non-performing.

     Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for the Bank. At December 31, 2002, the Bank had $3.0 million, or 0.5% of total loans, invested in municipal obligation loans, none of which were non-performing.

     Loan Solicitation and Processing. The Bank's loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank's lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Loan Committee for approval or rejection. If, however, the loan amount is in excess of $1.25 million, the loan will be submitted to the Executive Committee for approval or rejection.

     In connection with residential real estate loans, the Bank obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Board of Directors. An environmental study of such real estate is conducted only if the appraiser has reason to believe that an environmental problem may exist.

     When a residential real estate loan application is approved, a lawyer's opinion of title is obtained in respect of the real estate, which will secure the loan. When a nonresidential real estate loan application is approved, title insurance is customarily obtained on the title to the real estate, which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

     Commercial loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. For most commercial loans, however, the personal guarantees of one or more principals of the borrowers are generally obtained. Consumer loans are underwritten on the basis of the borrower's credit history and an analysis of the borrower's income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

     Loan Origination and Other Fees. The Bank realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees, and fees for other miscellaneous services. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

     Delinquent Loans, Non-performing Assets and Classified Assets. When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.

     When a borrower fails to make a timely payment, the borrower will receive a delinquency notice within 10 days of the due date. When the payment is 15 days past due, an employee of the Bank will call the customer. When the payment reaches 30 days past due, a second notice will be sent and a second call will be made. In most cases, delinquencies are paid promptly. Generally, if a real estate loan becomes 45 days delinquent, the borrower and collateral will be assessed to determine whether foreclosure action is required. When deemed appropriate by management, a foreclosure action will be instituted or a deed in lieu of foreclosure will be pursued.

     Loans that are 90 days past due and are not well secured and in the process of collection will be placed on non-accrual status. Under-collateralized loans that are 90 days past due will be fully or partially charged-off. The amount charged-off will be charged against the loan loss allowance.

     The Bank has developed a risk-rating system to quantify loan quality. The system assigns a risk rating from 1 to 9 for each loan. Classified loans are those with risk ratings of 5 or higher. Loan rating is determined by analyzing the borrowers' management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank's exposure. Losses or partial losses will be taken when they are recognized.

     The Bank's risk rating system is similar to that used by regulatory agencies. Problem assets are classified as "substandard" (risk rating 7), "doubtful" (risk rating 8) or "loss" (risk rating 9). "Substandard" assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. "Doubtful" assets have the same weaknesses as "substandard" assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified "loss" is considered uncollectable and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a "special mention" category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management's close attention.

     Generally, the Bank classifies as "substandard" all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

     The aggregate amounts of the Bank's classified assets at December 31, 2002, were as follows:

                              (In thousands)

Substandard (risk rating 7)        $  0
Doubtful (risk rating 8)            931
Loss (risk rating 9)                  0
                                   ----

Total classified assets            $931
                                   ====

     The following table reflects the amount of loans in delinquent status as of December 31, 2002:

                              (In thousands)
Loans delinquent
   30 to 59 days                 $ 4,936
   60 to 89 days                   4,714
   90 or more days                 3,241
                                 -------

      Total delinquent loans     $12,891
                                 =======

Ratio of total delinquent
   loans to total loans             2.12%
                                 =======

     The following table sets forth information with respect to the Bank's nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15. In addition, the Bank evaluates loans to identify those that are "impaired." Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2002, the Bank had designated $1,946 million as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

                                                                At December 31,
                                                   ------------------------------------------
                                                    2002     2001     2000     1999     1998
                                                   ------   ------   ------   ------   ------
                                                             (Dollars in thousands)
Loans accounted for on a non-accrual basis:/(1)/
   Real estate:
      Nonresidential                               $    0   $  427   $  344   $    0   $    0
      Residential                                     318      329      226    1,902    3,259
      Construction                                    248        0        0      361      335
      Commercial                                      365      198      192        0      159
      Consumer and ot her                               0        0      122        0        0
                                                   ------   ------   ------   ------   ------
         Total                                        931      954      884    2,263    3,753
                                                   ------   ------   ------   ------   ------

Accruing loans which are contractually past
   due 90 days or more:
   Real estate:
      Nonresidential                                 $358        0        0        0        0
      Residential                                   2,292    2,114    3,125      899      112
      Construction                                    324        0        0        0        0
      Commercial                                      158       44      628      210       59
      Consumer and other loans                        109       41      262      161       19
                                                   ------   ------   ------   ------   ------
         Total                                      3,241    2,199    4,105    1,270      190
                                                   ------   ------   ------   ------   ------

Total of non-accrual and 90 days past due
   loans                                           $4,172   $3,153   $4,989   $3,533   $3,943
                                                   ======   ======   ======   ======   ======

Percentage of total loans                             .69%     .77%    1.30%    1.06%    1.31%
                                                   ======   ======   ======   ======   ======

Other nonperforming assets/(2)/                    $1,754   $  292   $   94   $  248   $  200
                                                   ======   ======   ======   ======   ======

----------

/(1)/ Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management's assessment of the collectibility of the loan. The amount of interest that would have been recorded on non-accrual loans was insignificant.

/(2)/ Consists of real estate acquired through foreclosure, which is carried at the lower of cost (fair value at disclosure) or fair value less estimated selling expenses.

     Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2002, the Bank's allowance for loan losses totaled $6.4 million.

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

     The following table sets forth an analysis of the Bank's allowance for losses for the periods indicated:

                                                          Year ended at December 31,
                                                --------------------------------------------
                                                 2002      2001      2000     1999     1998
                                                -------   -------   ------   ------   ------
                                                          (Dollars in thousands)
Balance of allowance at beginning of period     $ 4,244   $ 3,806   $3,257   $2,897   $2,554
Recoveries of loans previously charged off:
   Commercial loans                                  10        49       64       13        8
   Consumer loans                                     9        10       10       21       19
   Mortgage loans                                     6         2        0        0        0
                                                -------   -------   ------   ------   ------
      Total recoveries                               25        61       74       34       27
                                                -------   -------   ------   ------   ------
Loans charged off:
   Commercial loans                                 152       242      383      150      431
   Consumer loans                                   211        69       78       53       60
   Mortgage loans                                   115        93      137      158       63
                                                -------   -------   ------   ------   ------
      Total charge-offs                             478       404      598      361      554
                                                -------   -------   ------   ------   ------
      Net charge-offs                              (453)     (343)    (524)    (327)    (527)
Provision for loan losses                         1,235       781    1,143      687      870
Merger adjustment                                 1,382         0      (70)       0        0
                                                -------   -------   ------   ------   ------
Balance of allowance at end of period           $ 6,408   $ 4,244   $3,806   $3,257   $2,897
                                                =======   =======   ======   ======   ======
Net charge-offs to average loans outstanding
   for period                                       .10%      .09%     .15%     .10%     .18%
                                                =======   =======   ======   ======   ======
Allowance at end of period to loans at end of
   period                                          1.06%     1.02%     .99%     .97%     .96%
                                                =======   =======   ======   ======   ======
Allowance to nonperforming loans at end of
   period                                        153.60%   134.60%   76.29%   92.19%   73.47%
                                                =======   =======   ======   ======   ======

     The following table provides an allocation of the Bank's allowance for loan losses as of each of the following dates:

                                                     At December 31,
                                        ------------------------------------------
                                         2002     2001     2000     1999     1998
                                        ------   ------   ------   ------   ------
                                                 (Dollars in thousands)
Loan type
   Commercial                           $3,139   $2,099   $1,757   $1,271   $1,007
   Real estate                           2,433    1,556    1,497    1,438    1,528
   Consumer, CRA and credit cards          836      589      552      548      362
                                        ------   ------   ------   ------   ------

      Total allowance for loan losses   $6,408   $4,244   $3,806   $3,257   $2,897
                                        ======   ======   ======   ======   ======

     The Bank increased its allowance for loan losses from $4.2 million at December 31, 2001, to $6.4 million at December 31, 2002, due primarily to the PBNK transaction and other growth in the loan portfolio. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

Investment Activities

     The investment policy of the Bank is both to manage the utilization of excess funds and to provide for liquidity needs of the Bank as loan demand and daily operations dictate. The Bank's federal income tax position is a consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 10 years are considered when the net yield exceeds that of taxable securities and the Bank's effective tax rate warrants such investments.

     The following table sets forth the composition of the Bank's securities portfolio, at the dates indicated:

                                                                At December 31,
                                            ---------------------------------------------------------------
                                                    2002                 2001                  2000
                                            -------------------   -------------------   -------------------
                                            Amortized    Fair     Amortized    Fair     Amortized    Fair
                                              Cost       Value      Cost       Value      Cost       Value
                                            ---------   -------   ---------   -------   ---------   -------
                                                                 (Dollars in thousands)
Held-to-maturity securities:

   U.S. Government obligations               $     0    $     0    $     0    $     0    $     0    $     0
   U.S. Government agency obligations          3,000      3,086      4,498      4,631     17,960     17,888
   Municipal and other obligations            12,694     12,984     12,636     12,837     11,780     11,768
                                             -------    -------    -------    -------    -------    -------

      Total held-to-maturity securities      $15,694    $16,070    $17,134    $17,468    $29,740    $29,656
                                             =======    =======    =======    =======    =======    =======

Available-for-sale securities:

   U.S. Government obligations               $     0    $     0    $     0    $     0    $     0    $     0
   U.S. Government agency obligations         33,218     33,770     34,855     35,164     22,588     22,633
   Money Market Mutual Fund                   10,000     10,000          0          0          0          0
                                             -------    -------    -------    -------    -------    -------

      Total available-for-sale securities    $43,218    $43,770    $34,855    $35,164    $22,588    $22,633
                                             =======    =======    =======    =======    =======    =======

     The following table sets forth the amortized cost of the Bank's securities portfolio at December 31, 2002 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

                                           Maturing within       Maturing after one     Maturing after five
                                               one year        And within five years   and within ten years
                                         -------------------   ---------------------   --------------------
                                         Amortized   Average   Amortized    Average     Amortized   Average
                                           Cost       Yield       Cost       Yield        Cost       Yield
                                         ---------   -------   ---------   ---------   ----------   -------
Held-to-maturity:
   U.S. Government obligations                 0      0.00%           0      0.00%            0       0.00%
   U.S. Government agency obligations      1,500      5.85%       1,500      5.33%            0       0.00%
   Municipal and other obligations (1)     3,819      5.93%       7,524      5.11%        1,351       4.51%

Available for sale:
   U.S. Government obligations                 0      0.00%           0      0.00%            0       0.00%
   U.S. Government agency obligations          0      0.00%      24,021      4.55%        4,933       4.70%

                                           Maturing after
                                             ten years               Total
                                         -------------------   -------------------
                                         Amortized   Average   Amortized   Average
                                            Cost      Yield       Cost      Yield
                                         ---------   -------   ---------   -------
Held-to-maturity:
   U.S. Government obligations                  0      0.00%          0      0.00%
   U.S. Government agency obligations           0      0.00%      3,000      5.59%
   Municipal and other obligations (1)          0      0.00%     12,694      5.29%

Available for sale:
   U.S. Government obligations                  0      0.00%          0      0.00%
   U.S. Government agency obligations       4,264      5.63%     33,218      4.71%

----------
(1)  Yield stated on a tax-equivalent basis using a 34% effective rate.

Deposits and Borrowings

     General. Deposits have traditionally been the primary source of the Bank's funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to economic conditions and interest rates. The Bank has lines of credit established at its major correspondent banks to purchase federal funds to meet liquidity needs. The Bank may also borrow funds from the FHLB in the form of advances.

     The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2002 the Bank had $5.9 million in retail repurchase agreements.

     The Bank has a mortgage payable that is secured by a parcel of real estate owned by the Bank (the "Mortgage Loan"). The Mortgage Loan has an interest rate of 9.00%, monthly payments of $2,762 and a balance of $103,000 at December 31, 2002, and $126,000 at December 31, 2001. The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

     Deposits. Deposits are attracted principally from within the Bank's designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal ("NOW") accounts, money market deposit accounts, term certificate accounts and individual retirement accounts ("IRAs"). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank's Board of Directors based on the Bank's liquidity requirements, growth goals and market trends. The Bank does not use brokers to attract deposits. The Bank had $23 million in deposits from outside its market area as of December 31, 2002. These deposits were assumed with the PBNK transaction, $14 million of these deposits will terminate by December 31,2003, and $9 million will terminate by December 31, 2004.

     The following table presents the amount of the Bank's jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2002:

Maturity                     At December 31, 2002
--------                     --------------------
                                (In thousands)

Three months or less              $21,617
Over 3 months to 6 months          13,954
Over 6 months to 12 months         21,667
Over 12 months                     21,485
                                  -------
   Total                          $78,723
                                  =======

     Borrowings. In addition to repurchase agreements and the mortgage loan described above, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs. As a member in good standing of the FHLB since 1994, the Bank is authorized to apply for advances from the FHLB, provided certain standards are met. The Bank had $24 million in long term advances outstanding as of December 31, 2002.

In November of 2002, The Bank of Kentucky Capital Trust I (Trust), a trust subsidiary of the Company, issued $17,000 of LIBOR plus 3.35% floating rate obligated mandatory redeemable securities (Trust Preferred Securities) as part of a pooled offering. The Trust may redeem the securities, in whole but not in part, any time after November 2007 at face value. Final maturity is November of 2032. The sole asset of the Trust represents the proceeds of the offering loaned to the Company in exchange for subordinated debentures which have terms that are similar to the Trust Preferred Securities. The Trust Preferred Securities are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

     The following table sets forth the maximum month end balance amount of the Bank's outstanding borrowings during the years ended December 31, 2001, 2000 and 1999, along with the average aggregate balances of the Bank's outstanding borrowings for such periods:

                                                  During year ended December 31,
                                                  ------------------------------
                                                      2002     2001      2000
                                                    -------   -------   -------
                                                      (Dollars in thousands)
Maximum balance at any month-end during
   the period                                       $48,479   $35,792   $61,647

Average balance                                      24,846    18,660    40,859

Weighted average interest rate                         3.19%     4.58%     6.47%

     The following table sets forth certain information as to borrowings, excluding the Mortgage Loan and the capital lease obligation, at the dates indicated:

                                                            December 31,
                                                    ---------------------------
                                                     2002       2001     2000
                                                    -------   -------   -------
Borrowings outstanding                              $48,061   $35,343   $24,338
Weighted average interest rate                         3.07%     4.43%     6.43%

     Asset/Liability Management. The Bank's earnings depend primarily upon its net interest income, which is the difference between its interest income on its interest-earning assets, such as mortgage loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, re-pricing and timing differences of interest-earning assets and interest-bearing liabilities, earnings will be affected differently under various interest rate scenarios. The Bank has sought to limit these net income fluctuations and manage interest rate risk by originating adjustable-rate loans and purchasing relatively short-term and variable-rate investments and securities.

     The Bank's interest rate spread is the principal determinant of the Bank's net interest income. The interest rate spread can vary considerably over time because asset and liability re-pricing do not coincide. Moreover, the long-term and cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution's earnings and net asset values to changes in interest rates.

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

     In recognition of the foregoing factors, the management and the Board of Directors of the Bank have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: (i) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; (ii) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; (iii) emphasizing the origination and retention of adjustable-rate loans; and (iv) utilizing longer term certificates of deposit as funding sources when available. While management and the Board of Directors believe the foregoing steps have mitigated interest-rate risk to the maximum extent practicable, the contractual terms to maturity or repricing of the Bank's assets still exceed the contractual terms to maturity or repricing of the Bank's interest-bearing liabilities. As a result, a rapid or protracted increase in the level of interest rates will likely have a negative effect on the Bank's net interest income. Management and the Board of Directors monitor the Bank's exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range.

     The following table sets forth the amounts of the Bank's interest-earning assets and interest-bearing liabilities outstanding at December 31, 2002, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on the Bank's net interest income because the re-pricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond the Bank's control. As a result, certain assets and liabilities may in fact mature or re-price at different times and in different volumes than indicated.

                                            Within 3 Months   4 - 12 Months   1 through 5 years   Over 5 years    Total
                                            ---------------   -------------   -----------------   ------------   --------
                                                                        (Dollars in thousands)
Interest-earning assets:
   Federal funds sold                          $ 20,968         $       0          $      0         $     0      $ 20,968
   Interest bearing deposits with banks           2,015                 0                 0               0         2,015
   Securities                                    13,759             5,319            33,328          10,817        63,223
   Loans receivable (1)                         267,893            64,127           271,799          13,502       617,321
                                               --------         ---------          --------         -------      --------
      Total interest-earning assets             304,635            69,446           305,127          24,319       703,527
                                               --------         ---------          --------         -------      --------

Interest-bearing liabilities:
   Savings deposits                              32,897                 0                 0               0        32,897
   Money market deposit accounts                 55,424                 0                 0               0        55,424
   NOW accounts                                 214,773                 0                 0               0       214,773
   Certificates of deposit                       60,042           110,198            61,409             128       231,777
   IRA's                                          7,557            14,940            17,992             199        40,688
   Federal funds purchased                            0                 0                 0               0             0
   Repurchase agreements                          5,880                 0                 0               0         5,880
   Notes payable                                 22,008                26               127          20,438        42,599
                                               --------         ---------          --------         -------      --------
      Total interest-bearing liabilities        398,581           125,164            79,528          20,765       624,038
                                               --------         ---------          --------         -------      --------

Interest-earning assets less
   Interest-bearing liabilities                $(93,946)        $ (55,718)         $225,599         $ 3,554      $ 79,489
                                               ========         =========          ========         =======      ========
Cumulative interest-rate sensitivity gap       $(93,946)        $(149,664)         $ 75,935         $79,489
                                               ========         =========          ========         =======

Cumulative interest-rate gap as a
   Percentage of total  interest  earning        (13.35)%          (21.27)%           10.79%          11.30%
   assets                                      ========         =========          ========         =======

----------
(1) Virtually all of the Bank's loans are monthly amortizing adjustable-rate installment obligations and, therefore, are not subject to rollover and renewal provisions. Excludes overdrawn accounts reflected as loans.

     The following table sets forth certain information relating to the Bank's average balance sheet information and reflects the average yield on interest-earning assets and the average cost of interest-bearing liabilities for the years indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

                                                          Year ended December 31,
                                      -----------------------------------------------------------------
                                                    2002                              2001
                                      -------------------------------   -------------------------------
                                        Average     Interest              Average     Interest
                                      outstanding   earned/    Yield/   outstanding    earned/   Yield/
                                        balance       paid      rate      balance       paid      rate
                                      -----------   --------   ------   -----------   --------   ------
                                                          (Dollars in thousands)
Interest-earning assets:
   Loans receivable (1)(2)             $454,887      $31,329    6.89%    $390,546      $32,950    8.44%
   Securities (2)                        49,699        2,636    5.29       51,057        2,980    5.84
   Other interest-earning assets         12,689          284    2.24       10,572          585    5.53
                                       --------      -------             --------      -------
      Total interest-earning assets     517,275       34,249    6.62      452,175       36,515    8.08
                                       --------      -------    ----     --------      -------    ----

Non-interest-earning assets              36,989                            27,035
                                       --------                          --------
      Total assets                     $554,264                          $479,210
                                       ========                          ========

Interest-bearing liabilities:
   Transaction accounts                 227,587        3,919    1.72      178,010        6,335    3.56
   Time deposits                        187,448        7,409    3.95      184,031       10,226    5.56
   Borrowings                            24,846          792    3.19       18,660          854    4.58
                                       --------      -------             --------      -------
      Total interest-bearing
         liabilities                    439,881       12,120    2.76      380,701       17,415    4.57
                                       --------      -------    ----     --------      -------    ----

Non-interest-bearing liabilities         59,327                            49,863
                                       --------                          --------
      Total liabilities                 499,208                           430,564

Shareholders' equity                     55,056                            48,646
                                       --------                          --------

      Total liabilities and
         shareholders' equity          $554,264                          $479,210
                                       ========                          ========

Net interest income                                  $22,129                           $19,100
                                                     =======                           =======
 Interest rate spread                                           3.86%                             3.51%
                                                                ====                              ====
 Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                     4.28%                             4.22%
                                                                ====                              ====
 Average interest-earning assets to
   interest-bearing liabilities          117.59%                           118.77%
                                       ========                          ========

                                           Year ended December 31,
                                      ---------------------------------
                                                    2000
                                      ---------------------------------
                                        Average     Interest
                                      outstanding    earned/    Yield/
                                        balance       paid       rate
                                      -----------   --------   --------
Interest-earning assets:
   Loans receivable (1)(2)             $359,009      $32,865      9.15%
   Securities (2)                        57,406        3,415      5.95
   Other interest-earning assets          4,340          354      8.16
                                       --------      -------
      Total interest-earning assets     420,755       36,634      8.71
                                       --------      -------   -------

Non-interest-earning assets              23,872
                                       --------
      Total assets                     $444,627
                                       ========

Interest-bearing liabilities:
   Transaction accounts                 157,282        7,314      4.65
   Time deposits                        152,073        9,057      5.96
   Borrowings                            40,859        2,644      6.47
                                       --------      -------
      Total interest-bearing
         liabilities                    350,214       19,015      5.43
                                       --------      -------   -------

Non-interest-bearing liabilities         50,680
                                       --------
      Total liabilities                 400,894

Shareholders' equity                     43,733
                                       --------

      Total liabilities and
         shareholders' equity          $444,627
                                       ========

Net interest income                                  $17,619
                                                     =======
 Interest rate spread                                             3.28%
                                                               =======
 Net interest margin (net interest
   income as a percent of average
   interest-earning assets)                                       4.19%
                                                               =======
 Average interest-earning assets to
   interest-bearing liabilities          120.14%
                                       ========

----------
(1) Includes non-accrual loans.
(2) Income presented on a tax equivalent basis using a 34% tax rate. The tax equivalent adjustment was $290,000, $432,000, and $387,000, in 2002, 2001, and
2000 respectively.

     The table below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank's interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

                                                              Year ended December 31,
                                             --------------------------------------------------------
                                                    2002 vs. 2001                2001 vs. 2000
                                             --------------------------   ---------------------------
                                                 Increase (Decrease)          Increase (Decrease)
                                                       Due to                        due to
                                             --------------------------   ---------------------------
                                             Volume     Rate     Total     Volume     Rate     Total
                                             ------   -------   -------   -------   -------   -------
                                                              (Dollars in thousands)
Interest income attributable to:
   Loans receivable                          $4,957   $(6,578)  $(1,621)  $ 2,767   $(2,682)  $    85

   Securities                                   (78)     (266)     (344)     (372)      (63)     (435)
   Other interest-earning assets(1)             100      (401)     (301)      375      (144)      231
                                             ------   -------   -------   -------   -------   -------

     Total interest-earning assets            4,979    (7,245)   (2,266)    2,770    (2,889)     (119)
                                             ------   -------   -------   -------   -------   -------

Interest expense attributable to:
   Transactions accounts                      1,445    (3,861)   (2,416)      883    (1,862)     (979)
   Time deposits                                187    (3,004)   (2,817)    1,807      (638)    1,169
   Borrowings                                   238      (300)      (62)   (1,163)     (627)   (1,790)
                                             ------   -------   -------   -------   -------   -------

     Total interest-bearing liabilities       1,870    (7,165)   (5,295)    1,527    (3,127)   (1,600)
                                             ------   -------   -------   -------   -------   -------

Increase (decrease) in net interest income   $3,109   $   (80)  $ 3,029   $(1,243)  $   238   $ 1,481
                                             ======   =======   =======   =======   =======   =======

----------
(1) Includes federal funds sold and interest-bearing deposits in other financial institutions.

Competition

     The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office location. In making loans, the Bank competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

     Due to the Bank's size relative to the many other financial institutions in its market area, management believes that the Bank does not have a substantial share of the deposit and loan markets. The size of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank.

Employees

     As of December 31, 2002, the Bank had 146 full-time employees and 71 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation of BKFC

     BKFC is a bank holding company subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended ("BHCA"). As a bank holding company, BKFC is required to file periodic reports with, and is subject to regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether BKFC is operating in accordance with various regulatory requirements and in a safe and sound manner. The FRB may initiate enforcement proceedings against BKFC for violations of laws or regulations or for engaging in unsafe and unsound practices, particularly if such conduct could or does adversely impact the Bank.

     In general, BKFC is only permitted to engage in activities deemed by the FRB to be closely related to banking. FRB regulations contain a list of activities that are deemed closely related to banking. Generally, many securities and insurance activities, most real estate development activities and most industrial operations, are not deemed to be closely related to banking. In addition, the FRB could require that BKFC terminate any activity, if the FRB deems the activity to constitute a serious risk to the financial soundness of the Bank.

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

Regulation of the Bank

     The Bank is a Kentucky-chartered bank with FDIC deposit insurance. The Bank is subject to numerous federal and state statutes and regulations regarding the conduct of its business, including maintenance of reserves against deposits; capital adequacy; restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon; restrictions on the terms of loans to officers, directors, large shareholders and their affiliates; restrictions relating to investments and other activities; and requirements regarding mergers and branching activities.

     The Bank is subject to regulation, supervision and examination by the Department and the FDIC. Both the Department and the FDIC have the authority to issue cease-and-desist orders if either determines that the activities of the Bank represent unsafe and unsound banking practices. If the grounds provided by law exist, the Department or the FDIC may appoint a conservator or receiver for a bank.

     State-chartered banks, like the Bank, are subject to regulatory oversight under various consumer protection and fair lending laws. These laws govern, among other things, truth-in-lending disclosure, equal credit opportunity, fair credit reporting and community reinvestment. Failure to abide by federal laws and regulations governing community reinvestment could limit the ability of a state-chartered bank to open a new branch or engage in a merger transaction.

     Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank's paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2002, the maximum the Bank could lend to any one borrower generally equaled $8.7 million and equaled $13.1 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

     Generally, the Bank's permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including the Bank, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

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

     The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

     The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2002:

                                                    At December 31, 2002
                                           -------------------------------------
                                                  BKFC              The Bank
                                           -----------------   -----------------
                                            Amount   Percent    Amount   Percent
                                           -------   -------   -------   -------
                                                   (Dollars in thousands)

Tier 1 risk-based                          $60,859     9.40%   $59,013     9.12%
Requirement                                 25,904     4.00     25,869     4.00
                                           -------    -----    -------    -----
Excess                                     $34,955     5.40%   $33,144     5.12%
                                           =======    =====    =======    =====

Total risk-based                           $67,267    10.39%   $65,421    10.12%
Requirement                                 51,808     8.00     51,739     8.00
                                           -------    -----    -------    -----
Excess                                     $15,459     2.39%   $13,682     2.12%
                                           =======    =====    =======    =====

Leverage ratio                             $60,859     9.57%   $59,013     9.28%
Requirement                                 25,449     4.00     25,449     4.00
                                           -------    -----    -------    -----
Excess                                     $35,410     5.57%   $33,564     5.28%
                                           =======    =====    =======    =====

     The FDIC may require an increase in a bank's risk-based capital requirements on an individualized basis to address the bank's exposure to a decline in the economic value of its capital due to a change in interest rates.

     The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution's capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank's capital levels at December 31, 2002, meet the standards for the highest level, a "well-capitalized" institution.

     Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each holding company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (i) an amount equal to 5% of the institution's total assets at the time it became undercapitalized or (ii) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

Dividend Restrictions

     The ability of BKFC to pay cash dividends to its stockholders depends on the amount of dividends that may be declared and paid by the Bank. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies.

     If the FRB or the FDIC, respectively, determines that a bank holding company or a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the entity, could include the payment of dividends), that regulator may require, after notice and hearing, that such bank holding company or bank cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that BKFC and the Bank can pay as dividends.

     At December 31, 2002, the Bank had capital in excess of the FDIC's most restrictive minimum capital requirements in an amount equal to $1 million from which dividends could be paid, subject to the FDIC's general safety and soundness review. In 2002, BKFC paid a cash dividend of $0.13 per share totaling $775,000.

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

     The deposits of Burnett and FTSB obtained by the Bank in the mergers, which at December 31, 2002 was $123 million, including the attributed growth factor, remain insured by the SAIF. The Bank is a member of the BIF, and, at December 31, 2002, it had $527 million in deposits insured in the BIF.

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

FRB Reserve Requirements

     FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $42.1 million of such accounts (subject to an exemption of up to $6.0 million), and of 10% of net transaction accounts in excess of $42.1 million. At December 31, 2002, the Bank was in compliance with this reserve requirement.

Acquisitions of Control

     Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger also require regulatory approval.

Federal Home Loan Banks

     The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB in an amount equal to the greater of 1.0% of the aggregate outstanding principal amount of the Bank's residential mortgage loans, home purchase contracts and similar obligations at the beginning of each year, or 5% of its advances from the FHLB. The Bank is in compliance with this requirement with an investment in stock of the FHLB of $3,759,000 at December 31, 2002. Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital.

Federal Taxation

     BKFC. BKFC and the Bank file a consolidated federal income tax return on a calendar year basis. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

          The Bank. In 2000, the Bank acquired the stock of Ft. Thomas Financial Corporation. Ft. Thomas Financial Corporation was previously a savings bank. Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $1,255,000 for Ft. Thomas Financial Corporation. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $427,000. Upon acquisition, this unrecorded liability was transferred to the Bank. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $427,000 would be recorded as a liability with an offset to income tax expense.

Kentucky Taxation

     The Bank. State banks are not subject to the Kentucky corporation income tax.

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

     A corporation's taxable "capital" generally includes its stock holdings in other corporations. However, a Kentucky-domiciled corporation holding directly or indirectly stock or securities in other corporations equal to or greater than 50% of its total assets may, at the corporation's option, be considered as one taxpayer for purposes of determining and apportioning total capital, or it may compute its capital by: (a) computing the total capital used in the business; and (b) deducting the book value of its investment in the stock and securities of any corporation in which it owns more than 50% of the outstanding stock. The term "book value" means the value as shown on financial statements prepared for book purposes as of the last day of the corporation's calendar or fiscal year. Thus, in calculating its taxable "capital" for Kentucky license (franchise) tax purposes, BKFC will be able to deduct the book value of its investments in the stock of its wholly owned subsidiaries, i.e., the Bank.

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

     The Bank, as a financial institution, is exempt from both the corporate income and license taxes.

Item 2. Properties

     BKFC maintains its principal executive offices at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, which is owned by BKFC. Of the 26 branch locations operated by the Bank, 15 are owned and 11 are leased. Certain of these leases are with affiliates and affiliated entities.

     No one facility is material to BKFC. Management believes that the facilities are generally in good condition and suitable for its banking operations. However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Item 3. Legal Proceedings

     From time to time, BKFC and the Bank are involved in litigation incidental to the conduct of the its business, but neither BKFC nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on BKFC.

Item 4. Submission of Matters to a Vote of Security Holders

     No matters were submitted to a vote of stockholders of BKFC during the fourth quarter of the fiscal year covered by this report.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

     BKFC's common stock is quoted on the OTC Bulletin Board under the symbol "BKYF." Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2002    High      Low    Fiscal Year 2001    High      Low
----------------   ------   ------   ----------------   ------   ------
First Quarter      $22.00   $19.00   First Quarter      $21.25   $19.50
Second Quarter      22.25    20.05   Second Quarter      21.95    19.50
Third Quarter       25.55    20.80   Third Quarter       21.25    17.00
Fourth Quarter      28.50    24.00   Fourth Quarter      21.75    17.25

     There were 5,953,849 shares of common stock of BKFC outstanding on December 31, 2002, which were held of record by 1,072 shareholders. The Board of Directors declared cash dividends of $.05 per share in March and September 2001, $.06 per share in March 2002, and $.07 per share in September 2002.

Item 6. Selected Financial Data

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2002. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands                                           For Year Ended December 31st
                                                   ----------------------------------------------------
Except Per Share Amounts) (a)                        2002       2001       2000       1999       1998
                                                   --------   --------   --------   --------   --------
Earnings:
Total Interest Income                              $ 33,959   $ 36,083   $ 36,247   $ 30,741   $ 28,805
Total Interest Expense                               12,120     17,415     19,015     14,972     14,371
                                                   --------   --------   --------   --------   --------
   Net Interest Income                               21,839     18,668     17,232     15,769     14,434
Provision for Loan Losses                             1,235        781      1,143        687        870
Noninterest Income                                    5,515      4,346      2,850      2,571      2,581
Noninterest Expense                                  13,583     11,854     12,747      9,634      8,600
                                                   --------   --------   --------   --------   --------
   Income Before Income Taxes                        12,536     10,379      6,192      8,019      7,545
Federal Income Taxes                                  4,085      3,310      1,979      2,285      2,490
                                                   --------   --------   --------   --------   --------
   Net Income                                      $  8,451   $  7,069   $  4,213   $  5,734   $  5,055
                                                   ========   ========   ========   ========   ========
Per Common Share Data:
Basic Earnings                                     $   1.42   $   1.16   $   0.69   $   0.94   $   0.83
Diluted Earnings                                       1.41       1.15       0.68       0.93       0.83
Dividends Paid (b)                                     0.13       0.10       0.08       0.04       0.03
Balances at December 31:
Total Investment Securities                        $ 59,464   $ 52,298   $ 52,373   $ 56,803   $ 52,079
Total Loans                                         606,815    411,472    384,081    333,449    301,334
Allowance for Loan Losses                             6,408      4,244      3,806      3,257      2,897
Total Assets                                        779,080    507,262    470,129    422,259    384,378
Noninterest Bearing Deposits                         91,787     55,763     52,253     49,678     39,916
Interest Bearing Deposits                           575,559    360,420    341,468    293,910    280,793
Total Deposits                                      667,346    416,183    393,721    343,588    320,709
Total Shareholders' Equity                           58,423     51,521     47,777     42,584     37,161
Other Statistical Information:
Return on Average Assets                               1.52%      1.48%      0.95%      1.45%      1.43%
Return on Average Equity                              15.35%     14.05%      9.63%     14.56%     13.08%
Dividend Payout Ratio (b)                              9.15%      8.62%     11.59%      4.26%      3.61%
Capital Ratios at December 31:
Total Equity to Total Assets                           7.50%     10.16%     10.16%     10.08%      9.67%
Tier 1 Leverage Ratio                                  9.57%     10.46%     10.12%     10.73%     10.50%
Tier 1 Capital to Risk-Weighted Assets                 9.40%     10.46%     11.39%     12.25%     13.67%
Total Risk-Based Capital to Risk-Weighted Assets      10.39%     12.12%     12.32%     13.19%     14.74%
Loan Quality Ratios at December 31:
Allowance for Loan Losses
   To Total Loans                                      1.06%      1.02%      0.99%      0.98%      0.96%
Allowance for Loan  Losses
   To Nonperforming Loans                            153.60%    136.33%     76.29%     92.19%     73.47%
Net Charge-Offs to Average Net Loans                   0.10%      0.09%      0.15%      0.10%      0.18%

----------
(a) Financial Data reflects a combination accounted for as a pooling of interest in 2000.
(b)  Dividends per share are the Company's historical dividends.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation

                                December 31, 2002
                                     GENERAL

The business of The Bank of Kentucky Financial Corporation (BKFC or the Corporation) consists of holding and administering its interest in The Bank of Kentucky, Inc. (the Bank). The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, and Grant Counties in Northern Kentucky. The majority of the Corporation's revenue is derived from the Bank's loan portfolio. The loan portfolio is diversified and the ability of debtors to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of the Bank's loans.

On November 22, 2002, the Bank consummated the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky (PBNK). This acquisition was accounted for under the purchase method of accounting and accordingly the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the fair value of the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value will be amortized to income and expensed over the estimated remaining lives of the related assets and liabilities. Goodwill will be subject to an annual test for impairment and the amount impaired, if any, will be charged to expense at the time of impairment. BKFC issued $17,000,000 in trust preferred securities to provide added capital for the addition of the assets acquired in the PBNK transaction. The proceeds of these securities are considered part of Tier 1 capital and keep BKFC in the well-capitalized category for both the FDIC and the Federal Reserve bank.

                               FINANCIAL CONDITION

Total assets at December 31, 2002 were $779,080,000 compared to $507,262,000 at December 31, 2001, an increase of $271,818,000 (54%). Contributing to this increase was $176,937,000 in assets purchased from PBNK. Notwithstanding this purchase, total assets increased $94,881,000 (18%) primarily due to increases in net loans $52,849,000 (13%), and other short term investments, which includes federal funds sold and money market investments, of $25,501,000 (927%). The loan growth, net of the PBNK purchase, was fueled by the continued growth in the commercial and commercial real estate loan portfolio of $64,306,000 (31%) these were partially offset by a decrease in residential loans outstanding of $9,139,000 (7%). The decrease in residential real estate loans was due to a large amount of refinancing done in the secondary market. At year-end 2002, the Corporation had $10,799,000 of loans held for sale. These loans were committed for sale, service released, and were delivered shortly after year-end. The majority of the asset growth was funded by an increase in deposits of $251,163,000 (60%), from $416,183,000 at December 31, 2001 to $667,346,000 at
December 31, 2002. Included in the deposit growth was $161,768,000 of deposits assumed from PBNK. Net of the PBNK transaction, deposits grew $89,395,000 (21%) in 2002. Driving the deposit growth was NOW accounts which were up $96,839,000 (97%) which was partially offset with a drop in Money

Market accounts of $25,986,000 (33%). The growth in the NOW accounts was the result of the introduction of the Elite checking product which pays a competitive rate of interest, 2% at December 31, 2002, on a transaction account. An increase in notes payable of $33,150,000 (351%), from $9,449,000 at December 31, 2001 to $42,599,000 at December 31, 2002 was partially offset with a decrease in short-term borrowings of $20,463,000 (78%) from $26,343,000 at December 31, 2001 to $5,880,000 at December 31, 2002. The added notes payable included $16,201,000 in Federal Home Loan Bank advances assumed in the PBNK transaction and $17,000,000 of trust preferred security. The trust preferred securities were issued to keep the Bank and BKFC well capitalized as defined by the FDIC and the Federal Reserve bank even after the closing of the PBNK transaction.

                              RESULTS OF OPERATIONS

SUMMARY

Net income was $8,451,000 for the year ended December 31, 2002 compared to $7,069,000 in 2001, an increase of $1,382,000 (20%). Net income for the year ended December 31, 2001 increased $2,856,000 (68%) from the $4,213,000 recorded in 2000. The 2000 earnings reflected restructuring and merger related expenses incurred, which aggregated to $1,500,000 net of taxes. Absent that expense, net income for 2001 increased $1,356,000 (24%) over net income for 2000.

NET INTEREST INCOME

Net interest income grew to $21,839,000 in 2002, an increase of $3,171,000 (17%) over the $18,688,000 earned in 2001. The increase was driven by volume, with average earning assets and average interest-bearing liabilities growing by 14% and 16% respectively. The net interest margin increased to 4.28% in 2002 from 4.22% in 2001. The increase was due to an increase in the net interest spread to 3.86% in 2002 from 3.51% in 2001, which was partially offset with a decrease in the effect on net free funds to .42% in 2002 from .71% in 2001. Net free funds represent the portion of earning assets that are funded by non interest bearing liabilities, and all else being equal, the contribution of net free funds to the net interest margin goes down when rates go down. Net interest income in 2001 increased $1,436,000 (8.3%) over the $17,232,000 earned in 2000. The increase was driven by volume, with average earning assets and average interest-bearing liabilities growing by 7.5% and 8.7% respectively. The net interest margin increased to 4.22% in 2001 from 4.19% in 2000 due to a 16% decrease in cost of funds compared to a 7.2% decrease in yield on earning assets.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,235,000 for the year ended December 31,2002, compared to $781,000 for 2001. The increase of $454,000 (58%) in the provision reflected the growth in the loan portfolio, net of the PBNK transaction, and brings the allowance to the level indicated in management's quarterly analysis. To reflect their fair value, PBNK loans were recorded net of an allowance that in management's judgement, fairly reflected the probable losses of the portfolio. For the year 2002, net charge offs were $453,000 or ..10% of average loan balances compared to 2001 figures of $343,000 or .09% respectively. Total non-accrual loans and loans past due 90 days or more were $4,172,000 (.69% of loans outstanding) at December 31, 2002 compared to $3,153,000 (.77% of loans outstanding) at December 31, 2001. The provision for loan losses was $781,000 for the year ended December 31, 2001, compared to $1,143,000 for 2000. The higher provision in 2000 reflected the increase in non-performing loans following the acquisition of FTSB and increase in classified credits and their related reserves in the economic downturn. The remainder of the decrease was in response to lower net charge-offs during 2001. Net charge-offs for 2001 decreased to $343,000, compared to $524,000 in 2000. Total non-accrual loans and loans past due 90 days or more decreased to $3,153,000 (.77% of loans outstanding) at December 31, 2001 compared to $4,989,000 (1.30% of loans outstanding) at year end 2000.

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

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loan portfolios, based upon a variety of factors, including historical loss history experience, trends in the type and volume of the loan portfolios, trends in delinquent and non-performing loans, and economic trends affecting our market. These components are added together and compared to the balance of our allowance at the evaluation date and adjustments are made accordingly.

NONINTEREST INCOME

Total noninterest income increased by $1,169,000 (27%) to $5,515,000 for 2002 compared to $4,346,000 for 2001. The mortgage refinancing activity remained strong in 2002 and led to the increased gains on sales of real estate loans of $301,000 (30%) to $1,316,000 compared to $1,015,000 in 2001. This income results from the sale, service released, of fixed-rate residential real estate mortgage loans. During 2002, the principal balance of loans originated for sale increased due to the continued low rate environment to $113.8 million, compared to $89.6 million in 2001. Service charges on deposits increased $707,000 (36%) to $2,666,000 for 2002, compared to $1,959,000 for 2001. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Commensurate with the added PBNK deposits and branch system, management feels future service charge income will increase proportionally to the balances obtained in the transaction. Trust fee income, part of other noninterest income, increased $78,000 (58%) to $213,000 for 2002, compared to $135,000 for 2001. At year-end 2002, total trust assets stood at $150 million compared to $28 million at the end of 2001. The addition of the PBNK trust department added approximately $40,000 in trust fees and $86 million in trust assets in 2002. Gains from the sale of investments were $113,000 in 2002, compared to $93,000 for 2001. Other fees increased $63, 000 (5.5%) to $1,207,000 for 2002, compared to $1,144,000 for 2001.

Total noninterest income increased by $1,496,000 (52%) to $4,346,000 for 2001, compared to $2,850,000 for 2000. Interest rate decreases fueled mortgage refinancing activity and increased gains on sales of real estate loans in the secondary market. These gains increased $768,000 (311%) to $1,015,000 in 2001, compared to $247,000 for 2000. During 2001, the principal balance of loans originated for sale significantly increased due to the low rate environment to $89.6 million, compared to $18.7 million in 2000. Service charges on deposits increased $345,000 (21%) to $1,959,000 for 2001, compared to $1,614,000 for
2000. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Trust fee income, part of other noninterest income, increased $115,000 (575%) to $135,000 for 2001, compared to $20,000 for 2000. This was the first full year of operations for the trust department, which was started in the first quarter of 2000. Gains from the sale of investments were $93,000 in 2001, compared to $0 for 2000. Other fees increased $175,000 (18%) to $1,144,000 for 2001, compared to $969,000 for 2000.
Increases in debit card interchange fees and letter of credit fees accounted for $102,000 of the increase.

NONINTEREST EXPENSE

Noninterest expense increased $1,729,000 (15%) to $13,583,000 for 2002, compared to $11,854,000 in 2001. A significant portion of the increase in expense can be attributed to the PBNK transaction. The operating expenses associated with this transaction began as of November 22, 2002 and included the additional cost of over 60 employees, 8 banking offices and over 15,000 loan and deposit accounts. The largest increases were seen in salaries and employee benefits $1,007,000 (18%), Occupancy and equipment expense $144,000 (7%) and ATM cost $198,000 (39%). The increase in salaries and employee benefits was due to the increased staffing associated with the PBNK transaction, additional staffing associated in the growth outside the PBNK transaction and annual merit increases. Contributing to the increases in occupancy and equipment was the cost of running eight additional locations for over a month. Contributing to the ATM expenses was a $100,000 charge for converting PBNK debit card customers and ATM machines to our processor. Exclusive of the added amortization of the intangible assets associated with the PBNK transacation, (see note 6 of the financial statements) management feels that the additional expenses associated with the PBNK acquisition will be proportionate to the assets assumed and liabilities acquired.

Noninterest expense decreased $893,000 (7.0%) to $11,854,000 for 2001, compared to $12,747,000 in 2000. Most of the decrease was related to 2000's restructuring and merger and acquisition expenses related to the merger with Fort Thomas Financial Corporation of $1,993,000. This was partially offset by a $460,000 increase in salaries and employee benefits to $5,475,000 for 2001, compared to $5,015,000 for 2000. The increase in salaries and employee benefits was due to increased staffing associated with two additional branch locations opened in 2001 and annual merit increases. Computer service expense increased $142,000 to $857,000 for

2001, compared to $715,000 for 2000. The increase was due to data processing associated with trust processing and increased data communication expense associated with the upgrading of data communication links between the main office and the branches. Other operating expenses increased $441,000 (14%) to $3,521,000 for 2001, compared to $3,080,000 for 2000. Bank shares tax and deposit tax accounted for $174,000 of the increase. ATM expenses increased $148,000 due to two additional machines and a large increase in the rates to service the machines. Advertising expense increased $33,000 in 2001 due to a more aggressive marketing campaign and the opening of two new branches.

TAX EXPENSE

Federal income tax expense increased $775,000 (23%) to $4,085,000 for 2002 compared to $3,310,000 for 2001, due primarily to an increase in earnings. The effective tax rate was 33% for 2002, which was an increase of .1% from 32% in 2001. The increase in the effective rate was primarily the result of a smaller percentage of tax-free income to total income in 2002 versus 2001.

Federal income tax expense increased $1,331,000 (67%) to $3,310,000 for 2001 compared to $1,979,000 for 2000, due primarily to an increase in earnings. The effective tax rate remained 32.0% for 2001.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. BKFC will need to have funds available to meet its quarterly payment obligations under the trust preferred securities. The source of the funds for BKFC's debt obligations is dependent on the Bank. During 2002, The Bank funded its loan growth with deposits and notes payable. At December 31, 2002, the Bank's customers have available $141,464,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $20,506,000. Historically many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, the Bank has $20,968,000 in Fed Funds and $43,770,000 of securities designated as available-for-sale and an additional $5,319,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC's liquidity is sufficient at December 31, 2002 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2002 BKFC paid cash dividends of $.13 per share totaling $775,000.

The FDIC has issued regulations that relate a bank's deposit insurance assessment and certain aspects of its operations to specified capital levels. A "well-capitalized" bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank's capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2002 BKFC's leverage and total risk-based capital ratios were 9.6% and 10.4%, respectively, which exceed all required ratios established for bank holding companies.

Item 7A. Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk or commodity price risk. The Bank does not maintain a trading account for any class of financial instrument and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. The Bank's market risk is composed primarily of interest rate risk.

The Bank engages in a formal process of measuring and defining the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and /or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate "gap" measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates.

At December 31, 2002, BKFC's twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $24,738,000 (3.5% of interest earning assets). At December 31, 2001 the one-year interest rate gap was negative $69,763,000 (14.8% of interest earning assets). An assumption contributing to this result is that all NOW and savings accounts can be changed within two years if market rates change. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts. The Bank's asset/liability management policy establishes guidelines governing the amount of interest rate risk the Corporation wants the Bank to assume, and management continually monitors BKFC's gap position and other key indicators.

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2002 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter:

Repricing in:                2003      2004     2005     2006     2007    Thereafter    Total    Fair Value
                           -------   -------   ------   ------   ------   ----------   -------   ----------
Assets
   Fed Funds Sold           20,968                                                      20,968     20,968

   Average Interest Rate      1.25%

Interest bearing time
   Deposits                  2,015                                                       2,015      2,015

Average Interest Rate         1.39%

   Fixed Securities         15,320     5,822   13,425   11,823    2,279     10,795      59,464     59,840

   Average Interest Rate      1.75%     3.57%    4.07%    5.23%    2.96%      4.48%

   FHLB Stock                3,759        --       --       --       --         --       3,759      3,759

   Average Interest Rate      4.25%       --       --       --       --         --          --         --

   Fixed Rate Loans         38,806    11,459    6,890    5,520    5,481      8,460      76,616     78,096

   Average Interest Rate      5.62%     7.57%    8.02%    7.31%    7.10%      8.47%         --         --

   Variable Rate Loans     313,449   106,553   87,761   15,425   15,412      2,106     540,705    553,931

   Average Interest Rate      5.27%     6.98%    6.80%    6.84%    6.84%      9.27%         --         --

Liabilities

   Savings, NOW, MMA       303,093        --       --       --       --         --     303,093    303,093

   Average Interest Rate      1.41%       --       --       --       --         --          --         --

   CD's and IRA's          192,593    59,808   13,925    5,274      737        128     272,465    278,255

   Average Interest Rate      3.18%     4.09%    4.70%    4.51%    4.51%      4.43%         --         --

   Borrowings                5,880        --       --       --       --         --       5,880      5,880

   Average Interest Rate      1.53%       --       --       --       --         --          --         --

   Notes Payable            22,000        --       --       --       --     20,599      42,599     43,114

   Average Interest Rate      4.38%       --       --       --       --       3.28%         --         --

Item 8. Financial Statements and Supplementary Data

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                               Florence, Kentucky

                              FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000

                                    CONTENTS

REPORT OF INDEPENDENT AUDITORS..............................................  32

CONSOLIDATED FINANCIAL STATEMENTS

   CONSOLIDATED BALANCE SHEETS..............................................  33

   CONSOLIDATED STATEMENTS OF INCOME........................................  34

   CONSOLIDATED STATEMENTS OF CHANGES IN
      SHAREHOLDERS' EQUITY..................................................  35

   CONSOLIDATED STATEMENTS OF CASH FLOWS....................................  36

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS...............................  37

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2002 and 2001 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with auditing standards generally accepted in the United States of America.

As disclosed in Note 1, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.

                                                   Crowe, Chizek and Company LLP

Louisville, Kentucky
January 29, 2003

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                                 2002       2001
                                                               --------   --------
ASSETS
   Cash and due from banks                                     $ 42,350   $ 24,225
   Federal funds sold                                            20,968      2,481
                                                               --------   --------
      Total cash and cash equivalents                            63,318     26,706
   Interest bearing deposits with banks                           2,015         --
   Available-for-sale securities                                 43,770     35,164
   Held-to-maturity securities
   (Fair value of $16,070 and $17,468)                           15,694     17,134
   Loans held for sale                                           10,799      5,509
   Loans, net of allowance ($6,408 and $4,244)                  600,407    407,228
   Premises and equipment - net                                  16,242      6,081
   Federal Home Loan Bank stock, at cost                          3,759      3,590
   Goodwill                                                       9,329         --
   Acquisition intangibles                                        4,871         --
   Accrued interest receivable and other assets                   8,876      5,850
                                                               --------   --------
                                                               $779,080   $507,262
                                                               ========   ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
   Deposits
      Non interest-bearing deposits                            $ 91,787   $ 55,763
      Interest-bearing deposits                                 575,559    360,420
                                                               --------   --------
         Total deposits                                         667,346    416,183
   Short-term borrowings                                          5,880     26,343
   Notes payable                                                 42,599      9,449
   Accrued expenses and other liabilities                         4,832      3,766
                                                               --------   --------
                                                                720,657    455,741

Shareholders' equity
   Common stock, no par value, 15,000,000 shares authorized,
   5,953,849 (2002) and 5,994,595 (2001) shares issued            3,098      3,098
   Additional paid-in capital                                    10,379     11,313
   Retained earnings                                             44,582     36,906
   Accumulated other comprehensive income                           364        204
                                                               --------   --------
                                                                 58,423     51,521
                                                               --------   --------
                                                               $779,080   $507,262
                                                               ========   ========

--------------------------------------------------------------------------------

                             See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

                                                       2002     2001       2000
                                                     -------   -------   -------
Interest income
   Loans, including related fees                     $31,290   $32,773   $32,742
   Securities
      Taxable                                          1,898     2,230     2,638
      Tax exempt                                         487       495       513
   Other                                                 284       585       354
                                                     -------   -------   -------
                                                      33,959    36,083    36,247
Interest expense
   Deposits                                           11,328    16,561    16,371
   Borrowings                                            792       854     2,644
                                                     -------   -------   -------
                                                      12,120    17,415    19,015
                                                     -------   -------   -------

Net interest income                                   21,839    18,668    17,232

Provision for loan losses                              1,235       781     1,143
                                                     -------   -------   -------

Net interest income after provision
   for loan losses                                    20,604    17,887    16,089

Noninterest income
   Service charges and fees                            2,666     1,959     1,614
   Gain on sale of real estate loans                   1,316     1,015       247
   Gain on sale of securities                            113        93        --
   Other                                               1,420     1,279       989
                                                     -------   -------   -------
                                                       5,515     4,346     2,850
Noninterest expense
   Salaries and employee benefits                      6,482     5,475     5,015
   Occupancy and equipment                             2,145     2,001     1,944
   Data processing                                       907       857       715
   Advertising                                           411       366       333
   Restructuring charges                                  --        --     1,450
   Merger and acquisition                                 --        --       543
   Other                                               3,638     3,155     2,747
                                                     -------   -------   -------
                                                      13,583    11,854    12,747
                                                     -------   -------   -------
Income before income taxes                            12,536    10,379     6,192

Federal income taxes                                   4,085     3,310     1,979
                                                     -------   -------   -------
Net income                                           $ 8,451   $ 7,069   $ 4,213
                                                     =======   =======   =======

Per share data
   Earnings per share                                $  1.42   $  1.16   $   .69
                                                     =======   =======   =======

   Earnings per share, assuming dilution             $  1.41   $  1.15   $   .68
                                                     =======   =======   =======
--------------------------------------------------------------------------------

                            See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                             CONSOLIDATED STATEMENTS
                       OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

-------------------------------------------------------------------------------------------------------

                                                                              Additional
                                                                     Common    Paid-in       Unearned
                                                           Shares     Stock    Capital     Compensation
                                                         ---------   ------   ----------   ------------

Balance January 1, 2000                                  6,104,778   $3,098    $14,080        $(815)

Comprehensive income
   Net income                                                   --       --         --           --
   Change in net unrealized gain (loss), net of tax             --       --         --           --

      Total comprehensive income
Cash dividends - $.08 per share                                 --       --         --           --
Benefit plan amortization                                       --       --         23           83
Exercise of stock options                                   55,525       --        710           --
Payment for fractional and dissenting shares                (3,386)      --        (94)          --
Adjustments related to merger                                   --       --       (181)         397
                                                         ---------   ------    -------        -----

Balance December 31, 2000                                6,156,917    3,098     14,538         (335)

Comprehensive income
   Net income                                                   --       --         --           --
   Change in net unrealized gain (loss), net of tax             --       --         --           --

      Total comprehensive income
Cash dividends - $.10 per share                                 --       --         --           --
Termination of ESOP                                             --       --        123          335
Exercise of stock options                                    1,508       --         15           --
Repurchase and retirement of common shares                (163,830)      --     (3,363)          --
                                                         ---------   ------    -------        -----

Balance December 31, 2001                                5,994,595    3,098     11,313           --

Comprehensive income
   Net income                                                   --       --         --           --
   Change in net unrealized gain (loss), net of tax             --       --         --           --

      Total comprehensive income
Cash dividends - $.13 per share                                 --       --         --           --
Exercise of stock options                                   15,884       --        234           --
Repurchase and retirement of common shares                 (56,630)      --     (1,168)          --
                                                         ---------   ------    -------        -----

Balance December 31, 2002                                5,953,849   $3,098    $10,379        $  --
                                                         =========   ======    =======        =====

                                                                     Accumulated
                                                                        Other
                                                         Retained   Comprehensive
                                                         Earnings   Income (Loss)    Total
                                                         --------   -------------   -------

Balance January 1, 2000                                   $26,459       $(238)      $42,584

Comprehensive income
   Net income                                               4,213          --         4,213
   Change in net unrealized gain (loss), net of tax            --         268           268
                                                                                    -------
      Total comprehensive income                                                      4,481
Cash dividends - $.08 per share                              (458)         --          (458)
Benefit plan amortization                                      --          --           106
Exercise of stock options                                      --          --           710
Payment for fractional and dissenting shares                   --          --           (94)
Adjustments related to merger                                 232          --           448
                                                          -------       -----       -------

Balance December 31, 2000                                  30,446          30        47,777

Comprehensive income
   Net income                                               7,069          --         7,069
   Change in net unrealized gain (loss), net of tax            --         174           174
                                                                                    -------
      Total comprehensive income                                                      7,243
Cash dividends - $.10 per share                              (609)         --          (609)
Termination of ESOP                                            --          --           458
Exercise of stock options                                      --          --            15
Repurchase and retirement of common shares                     --          --        (3,363)
                                                          -------       -----       -------

Balance December 31, 2001                                  36,906         204        51,521

Comprehensive income
   Net income                                               8,451          --         8,451
   Change in net unrealized gain (loss), net of tax            --         160           160
                                                                                    -------
      Total comprehensive income                                                      8,611
Cash dividends - $.13 per share                              (775)         --          (775)
Exercise of stock options                                      --          --           234
Repurchase and retirement of common shares                     --          --        (1,168)
                                                          -------       -----       -------

Balance December 31, 2002                                 $44,582       $ 364       $58,423
                                                          =======       =====       =======

-------------------------------------------------------------------------------------------------------

                             See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000
                          (Dollar amounts in thousands)

--------------------------------------------------------------------------------------------------

                                                                      2002       2001       2000
                                                                    --------   --------   --------
Cash flows from operating activities
   Net income                                                       $  8,451   $  7,069   $  4,213
   Adjustments related to merger                                          --         --        448
   Adjustments to reconcile net income to net
      cash from operating activities
         Benefit plan amortization                                        --        458        106
         Depreciation and amortization                                   675        684        692
         Net accretion on securities                                      32       (251)       (40)
         Provision for loan losses                                     1,235        781      1,143
         Federal Home Loan Bank stock dividend                          (169)      (231)      (252)
         Securities gains                                               (113)       (93)        --
         Amortization of acquisition intangibles                          37         --         --
         Net change in:
            Loans held for sale                                       (5,290)    (5,509)        --
            Accrued interest receivable and other assets              (1,926)      (284)       912
            Accrued expenses and other liabilities                      (603)       (48)       664
                                                                    --------   --------   --------
               Net cash from operating activities                      2,329      2,576      7,886

Cash flows from investing activities
   Net change in interest-bearing deposits with banks                 (2,015)        --      1,000
   Proceeds from maturities and principal reductions of
      held-to-maturity securities                                      7,215     17,156      6,707
   Purchase of held-to-maturity securities                            (5,778)    (4,298)    (3,476)
   Proceeds from maturities and sales of
      available-for-sale securities                                   20,001     26,566      4,144
   Purchase of available-for-sale securities                         (25,282)   (38,742)    (2,500)
   Loans made to customers, net of principal collections thereon     (54,159)   (27,734)   (51,226)
   Property and equipment expenditures, net                             (515)      (542)    (1,847)
   Net payments in acquisition                                        10,601         --         --
                                                                    --------   --------   --------
      Net cash from investing activities                             (49,932)   (27,594)   (47,198)

Cash flows from financing activities
   Net change in deposits                                             89,468     22,462     50,133
   Net change in short-term borrowings                               (20,463)    13,700     (7,802)
   Advances on notes payable                                          17,000      5,000         --
   Payments on notes payable                                             (31)    (7,725)      (318)
   Dividends paid on common stock                                       (775)      (609)      (458)
   Fractional and dissenting shares redeemed                              --         --        (94)
   Stocks repurchase and retirement, net                              (1,168)    (3,363)        --
   Proceeds from exercise of stock options                               184         11        692
                                                                    --------   --------   --------
      Net cash from financing activities                              84,215     29,476     42,153
                                                                    --------   --------   --------

Net change in cash and cash equivalents                               36,612      4,458      2,841

Cash and cash equivalents at beginning of year                        26,706     22,248     19,407
                                                                    --------   --------   --------
Cash and cash equivalents at end of year                            $ 63,318   $ 26,706   $ 22,248
                                                                    ========   ========   ========

Cash paid for interest                                              $ 11,044   $ 17,284   $ 18,578

Cash paid for income taxes                                             4,365      3,597      2,041

--------------------------------------------------------------------------------------------------

                             See accompanying notes.

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

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

Business Combinations: As described in Note 2, on November 22, 2002, the Company acquired substantially all the banking assets and assumed the deposit liabilities and liabilities associated with certain loans and contracts of Peoples Bank of Northern Kentucky. The acquisition was accounted for under the purchase method.

On June 14, 2000, the Company merged with Fort Thomas Financial Corporation
(FTFC) and its wholly owned subsidiary, the Fort Thomas Savings Bank. To effect the merger, 865,592 shares of the Company's common stock were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes.

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

Use of Estimates: To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

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

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest income includes amortization of purchase premium or discount. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Loans: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. The Bank originates loans for sale, servicing released, to secondary market brokers. Loans held for sale are loans which have been closed and are awaiting delivery to these brokers. They are reported at the lower of cost or market, on an aggregate basis.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

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

Company Owned Life Insurance: The Bank has purchased life insurance policies on certain key executives. Bank owned life insurance is recorded at its cash surrender value, or the amount that can be realized which totaled $1,374 and $1,357 at December 31, 2002 and 2001.

Goodwill and Acquisition Intangibles: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Upon adoption of new accounting guidance on January 1, 2002, goodwill is no longer amortized. The Company had no goodwill prior to 2002, so there was no impact of the adoption on the financial statements. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Acquisition intangibles consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions accounted for under the purchase method of accounting. They are initially measured at fair value and then are amortized over their estimated useful lives, which is 8 and 7 years respectively.

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

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

                                                         2002     2001     2000
                                                        ------   ------   ------

Net income as reported                                  $8,451   $7,069   $4,213
Deduct:  Stock-based compensation expense
   determined under fair value based method                277      203      189
                                                        ------   ------   ------
Pro forma net income                                     8,174    6,866    4,024

Basic earnings per share as reported                      1.42     1.16      .69
Pro forma basic earnings per share                        1.37     1.13      .66

Diluted earnings per share as reported                    1.41     1.15      .68
Pro forma diluted earnings per share                      1.36     1.11      .65

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date. Beginning in 2002, management determined that stock transactions had risen to a sufficient level to include a price volatility component in the fair value calculation.

                                                     2002       2001     2000
                                                   --------   -------   -------

Risk-free interest rate                                4.09%     4.81%     6.54%
Expected option life                               5.8 yrs.   5.4 yrs.  5.7 yrs.
Expected stock price volatility                       28.93%       --        --
Dividend yield                                          .67%      .48%      .27%

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

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

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

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders.

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

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued But Not Yet Effective Accounting Standards: New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishment of debt were issued in 2002. Management determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

NOTE 2 - ACQUISITION

On September 24, 2002, the Bank entered into a Purchase and Assumption Agreement with Peoples Bank of Northern Kentucky, Inc. and Peoples Bancorporation of Northern Kentucky, located in Crestview Hills, Kentucky to acquire substantially all banking assets and assume the deposit liabilities and liabilities associated with certain loans and contracts of Peoples Bank of Northern Kentucky, Inc. The transaction was consummated on November 22, 2002 with the Bank acquiring the assets and assuming the liabilities described above. The Bank received net cash of $2,986 at settlement. The results of operations from the assets acquired and liabilities assumed from November 22, 2002 are included in the Company's 2002 financial statements. The merger provides the Company with an opportunity to expand into an adjacent and attractive market area.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents                          $   7,900
Investment securities                                  2,998
Loans, net                                           140,330
Premises and equipment                                10,339
Goodwill                                               9,329
Core deposit and acquisition intangibles               4,908
Other assets                                           1,133
                                                   ---------

   Total assets acquired                           $ 176,937
                                                   =========

Deposits                                            (161,768)
Federal Home Loan Bank advances                      (16,201)
Other liabilities                                     (1,669)
                                                   ---------
   Total liabilities assumed                        (179,638)
                                                   ---------

      Net cash received, less
         merger related costs                      $  (2,701)
                                                   =========

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 2 - ACQUISITION (Continued)

The total acquisition price for the assets acquired and liabilities assumed was $13,780, including merger related costs of $285.

The following table presents pro forma information as if the acquisition had occurred at the beginning of 2002 and 2001. The pro forma information includes adjustments for the amortization of intangibles arising from the transaction, depreciation expense on property acquired, interest income on assets acquired, interest expense on deposits acquired, and the related income tax effects. The pro forma financial information is not necessarily indicative of the results of operations as they would have been had the transaction been effected on the assumed dates.

                                                 2002      2001
                                               -------   -------
Net interest income                            $27,751   $26,074

Net income                                     $ 9,215   $ 8,864

Basic earnings per share                       $  1.55   $  1.46
Diluted earnings per share                     $  1.54   $  1.44

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

                                                            Gross        Gross
                                                 Fair    Unrealized   Unrealized
Available-for-Sale                              Value       Gains       Losses
------------------                             -------   ----------   ----------
2002
U.S. Government and federal agency             $33,770      $552         $  --
Money market mutual fund                        10,000        --            --
                                               -------      ----         -----
                                               $43,770      $552         $  --
                                               =======      ====         =====

2001
U.S. Government and federal agency             $35,164      $466         $(157)
                                               =======      ====         =====

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 3 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

                                                    Gross         Gross
                                     Carrying   Unrecognized   Unrecognized    Fair
Held-to-Maturity                      Amount        Gains         Losses       Value
----------------                     --------   ------------   ------------   -------
2002
U.S. Government and federal agency    $ 3,000       $ 86           $--        $ 3,086
Municipal and other obligations        12,694        296            (6)        12,984
                                      -------       ----           ---        -------
                                      $15,694       $382           $(6)       $16,070
                                      =======       ====           ===        =======

2001
U.S. Government and federal agency    $ 4,498       $133           $--        $ 4,631
Municipal and other obligations        12,636        209            (8)        12,837
                                      -------       ----           ---        -------
                                      $17,134       $342           $(8)       $17,468
                                      =======       ====           ===        =======

The fair value of debt securities and carrying amount, if different, at year-end 2002 by contractual maturity were as follows.

                                         Available-for-Sale    Held-to-Maturity
                                         ------------------   ------------------
                                                 Fair         Carrying     Fair
                                                Value          Value      Value
                                               -------        --------   -------
Due in one year or less                        $    --         $ 5,319   $ 5,377
Due after one year through five years           24,304           9,024     9,342
Due after five years through ten years           5,041           1,351     1,351
Due after ten years                              4,425              --        --
                                               -------         -------   -------
                                               $33,770         $15,694   $16,070
                                               =======         =======   =======

Gross proceeds from sales of available-for-sale securities during 2002 were $8,113 and in 2001 were $9,068. There were no security sales in 2000. Gross gains of $113 and $93 were realized for 2002 and 2001.

At December 31, 2002 and 2001, securities with a carrying value of $45,146 and $49,163 were pledged to secure public deposits and repurchase agreements.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 4 - LOANS

Year-end loans are as follows:

                                                              2002       2001
                                                            --------   --------
Commercial                                                  $119,446   $ 81,051
Residential real estate                                      176,546    136,194
Nonresidential real estate                                   216,579    126,161
Construction                                                  72,522     52,184
Consumer                                                      19,258     14,959
Municipal obligations                                          3,013      1,443
                                                            --------   --------
   Gross loans                                               607,364    411,992
Less: Deferred loan origination fees                            (549)      (520)
      Allowance for loan losses                               (6,408)    (4,244)
                                                            --------   --------
   Net loans                                                $600,407   $407,228
                                                            ========   ========

Certain of the Company's directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

Balance, January 1, 2002                     $ 11,746
New loans and advances on lines of credit      16,843
Loan reductions                               (15,747)
Other changes, net                                793
                                             --------
Balance, December 31, 2002                   $ 13,635
                                             ========

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

                                                        2002     2001     2000
                                                       ------   ------   ------
Beginning balance                                      $4,244   $3,806   $3,257
Provision charged to operations                         1,235      781    1,143
Adjustments related to business combination             1,382       --      (70)
Loans charged off                                        (478)    (404)    (598)
Recoveries                                                 25       61       74
                                                       ------   ------   ------
Ending balance                                         $6,408   $4,244   $3,806
                                                       ======   ======   ======

Nonaccrual loans at year end                           $  931   $  954   $  884
Loans past due over 90 days, still accruing at
   year-end                                             3,241    2,199    4,105
Average impaired loans during the year                  2,211    1,785    1,025
Interest income recognized during impairment              119       54       81
Interest income received during impairment                112       54       81
Loans designated as impaired at year end                1,946    1,639    1,301
Allowance allocated to impaired loans at year end         884      559      250

There were no loans designated as impaired for which there was no allowance for loan losses allocated at December 31, 2002, 2001 or 2000.

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

                                                                2002      2001
                                                              -------   -------
Land and improvements                                         $ 4,219   $ 1,468
Leasehold improvements                                          1,408     1,309
Buildings                                                       9,904     3,772
Furniture, fixtures and equipment                               5,705     3,851
                                                              -------   -------
   Total                                                       21,236    10,400
Accumulated depreciation                                       (4,994)   (4,319)
                                                              -------   -------
   Net premises and equipment                                 $16,242   $ 6,081
                                                              =======   =======

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 7 - GOODWILL ACQUISITION INTANGIBLES

Goodwill

The change in the carrying amount of goodwill for the year is solely attributable to the initial recording of goodwill in connection with the acquisition described in Note 2.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

                                             2002
                                             Gross
                                           Carrying
                                            Amount
                                           --------
Core deposit intangibles                    $2,863
Other customer relationship intangibles      2,045
                                            ------
   Total                                     4,908
Accumulated amortization                        37
                                            ------

   Net                                      $4,871
                                            ======

Aggregate amortization expense was $37, $0, and $0 for 2002, 2001 and 2000.

Estimated amortization expense for each of the next five years:

     2003               $645
     2004                645
     2005                645
     2006                645
     2007                645

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 8 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $78,723 and $53,372 at year-end 2002 and 2001.

Scheduled maturities of time deposits are as follows:

     2003                                          $192,155
     2004                                            59,681
     2005                                             8,520
     2006                                             7,769
     2007                                             3,431
     Thereafter                                         327
                                                   --------
                                                    271,883
     Remaining premium reflecting market
        rate adjustment on assumed certificates         582
                                                   --------
                                                   $272,465
                                                   ========

Deposits from principal officers, directors, and their affiliates at year-end 2002 and 2001 were $12,195 and $17,259, comprising 1.83% and 4.15% of total deposits at those dates.

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of daily federal funds purchased and retail repurchase agreements of $0 and $5,880, and $21,800 and $4,543 at year end 2002 and 2001. Repurchase agreements outstanding at year-end 2002 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2002 and 2001 is presented below:

                                               2002     2001
                                              ------   ------
Average balance during the year               $5,151   $4,292

Maximum month end balance during the year      5,880    4,623

Average rate paid during the year               2.20%    4.25%

-------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 10 - NOTES PAYABLE

Notes payable consist of the following:

                                2002     2001
                              -------   ------
FHLB advances                 $25,181   $9,000
Trust preferred securities     17,000       --
Other notes payable               418      449
                              -------   ------

                              $42,599   $9,449
                              =======   ======

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31, 2002:

Fixed rate advance with a maturity date in 2003
with an interest rate of 3.11%                                           $ 5,000

Convertible fixed rate advances with maturity
dates ranging from 2008 to 2011 with interest rates
ranging from 3.78% to 5.01%, averaging 4.59%                              19,000
                                                                         -------
                                                                          24,000
Remaining premium reflecting market rate
adjustment of assumed advances                                             1,181
                                                                         -------

                                                                         $25,181
                                                                         =======

In November of 2002, The Bank of Kentucky Capital Trust I (Trust), a wholly-owned subsidiary of the Company, issued $17,000 of LIBOR plus 3.35% floating rate redeemable preferred securities (Trust Preferred Securities) as part of a pooled offering. The Trust may redeem the securities, in whole but not in part, any time after November 2007 at face value. Final maturity is November of 2032. The sole asset of the Trust represents the proceeds of the offering loaned to the Company in exchange for subordinated debentures which have terms that are virtually identical to the Trust Preferred Securities. The Trust Preferred Securities are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations. Debt issue costs of $236 have been capitalized and are being amortized over the term of the securities.

Other notes payable include a mortgage payable secured by a branch building and a capitalized lease obligation.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 11 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $312, $228 and $177 for the years ended December 31, 2002, 2001 and 2000.

FTSB also maintained an Employee Stock Ownership Plan (ESOP) covering, essentially, all full-time employees. The ESOP plan was terminated in 2001. Proceeds from the sale of 17,104 unallocated shares were used to pay off the outstanding ESOP loan which had a principal balance of $335. The remaining 4,724 shares were allocated to the participants. ESOP expense is based upon the fair value of shares committed to be released to participants. During the previous periods the expense was $123 and $76 in 2001 and 2000.

FTFC also maintained a stock award plan under which shares were awarded to directors and executive officers. The cost of shares awarded was amortized to expense as the awards vested. Expense recorded in 2000 was $30. Upon consummation of the merger, the remaining unawarded shares, which had an aggregate cost of $398, were retired.

Options to buy stock are granted to directors, officers and employees under the Company's stock option and incentive plan which provide for the issuance of up to 720,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 11 - EMPLOYEE BENEFITS (Continued)

A summary of the Company's stock option activity, and related per share information follows. All data is restated for stock splits.

                                                   2002                     2001                     2000
                                         -----------------------   ----------------------   ----------------------
                                                       Weighted-                 Weighted                 Weighted
                                                        Average                   Average                  Average
                                                       Exercise                  Exercise                 Exercise
                                           Options       Price       Options       Price      Options       Price
                                         -----------   ---------   -----------   --------   -----------   --------
Outstanding beginning of year                220,249     $20.36        169,682   $ 20.25        114,315    $15.82
Granted                                       71,550      19.44         59,750     20.66         57,600     29.78
Issued in exchange for FTFC options               --         --             --        --         12,441     12.54
Exercised                                    (15,884)     11.56         (1,508)     8.17         (6,135)    12.52
Forfeited                                       (357)     22.71         (7,675)    22.66         (8,539)    18.93
                                         -----------     ------    -----------              -----------
Outstanding at end of year                   275,558     $20.63        220,249   $ 20.36        169,682    $20.25
                                         ===========     ======    ===========   =======    ===========    ======
Exercisable at end of year                   165,566     $20.39        129,482   $ 19.49        105,105    $19.11
                                         ===========     ======    ===========   =======    ===========    ======
Weighted average contractual remaining
   life of outstanding                    5.57 years                5.41 years               6.63 years

Weighted average fair value of options
   granted during the year               $      5.60               $      4.11              $      8.51

Options outstanding at the end of the year ended December 31, 2002 have exercise prices ranging from $8.17 to $31.50

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 11 - EMPLOYEE BENEFITS (Continued)

Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 2002, 2001 and 2000, proceeds from the exercise of stock options, excluding the converted FTFC options, totaled $184, $11 and $94. The tax benefit recognized was $50, $4 and $18.

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

                                                        2002     2001     2000
                                                       ------   ------   ------
Income tax/(benefit)
   Currently payable                                   $4,088   $3,499   $2,259
   Deferred                                                (3)    (189)    (280)
                                                       ------   ------   ------

                                                       $4,085   $3,310   $1,979
                                                       ======   ======   ======

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% (34% in 2001 and 2000) to income before income taxes:

                                                        2002     2001     2000
                                                       ------   ------   ------

Statutory rate applied to income
   before income taxes                                 $4,388   $3,529   $2,105
Tax exempt income                                        (169)    (235)    (203)
Merger and acquisition expenses                            --       --      184
Other                                                    (134)      16     (107)
                                                       ------   ------   ------

                                                       $4,085   $3,310   $1,979
                                                       ======   ======   ======

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 12 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

                                                                 2002     2001
                                                                ------   ------
Deferred tax assets from:
   Allowance for loan losses                                    $2,314   $1,535
   Deferred loan fees                                               13       21
   Premises and equipment                                           --       45
   Benefit plans                                                   169      194
   Severance pay                                                    67      206
                                                                ------   ------
                                                                 2,563    2,001
Deferred tax liabilities for:
   FHLB stock dividends                                           (590)    (532)
   Premises and equipment                                          (28)      --
   Net unrealized gain on available for sale
      securities                                                  (188)    (105)
   Acquisition intangibles and other                               (36)     (33)
                                                                ------   ------
                                                                  (842)    (670)
                                                                ------   ------

   Net deferred tax asset                                       $1,721   $1,331
                                                                ======   ======

NOTE 13 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 5,960,880 for 2002, 6,092,027 for 2001 and 6,136,538 for 2000. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year's average price. For 2002, 2001 and 2000 this would result in an additional 39,299, 26,299 and 25,613 shares outstanding. For 2002, 2001 and 2000, 52,275, 165,884 and 55,950 options were not considered, as they were not dilutive.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank's Board of Directors or companies they control. Expense for leased premises was $732, $669 and $632 for 2002, 2001 and 2000. Minimum lease payments, excluding the capital lease obligation, at December 31, 2002 for all non-cancelable leases are as follows:

     2003                                $  826
     2004                                   793
     2005                                   736
     2006                                   547
     2007                                   370
     Thereafter                           1,978
                                         ------
     Total minimum lease payments        $5,250
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

Financial instruments with off-balance-sheet risk were as follows at year-end.

                                                  2002               2001
                                             ----------------   ----------------
                                             Fixed   Variable   Fixed   Variable
                                             Rate      Rate     Rate      Rate
                                             -----   --------   -----   --------
Commitments to make loans
  (at market rates)                           $--    $ 20,506    $--    $14,512
Unused lines of credit and
  letters of credit                           $--    $141,464    $--    $94,031

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered.

The Bank maintains a $65,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank's residential and commercial real estate loans.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

At December 31, 2002, the Bank was required to have $26,764 on deposit with the Federal Reserve or as cash on hand as reserve.


NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its "prompt corrective action" rules. The Bank's deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2002 and 2001, the Bank's capital levels result in it being designated "well capitalized" under these guidelines.

--------------------------------------------------------------------------------

                                  (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and the Bank's capital amounts and ratios, at December 31, 2002 and 2001 are presented below:

                                                                         To Be Well
                                                                      Capitalized Under
                                                     For Capital      Prompt Corrective
                                     Actual       Adequacy Purposes   Action Provisions
                                ---------------   -----------------   -----------------
                                 Amount   Ratio    Amount    Ratio     Amount   Ratio
                                -------   -----    -------   ------    ------   -------
2002
Total Capital to risk
   weighted assets
      Consolidated              $67,267   10.39%   $51,808   8.00%     $64,759   10.00%
      Bank                       65,421   10.12%    51,739   8.00%      64,673   10.00%
Tier 1 (Core) Capital to risk
   weighted assets
      Consolidated              $60,859    9.40%   $25,904   4.00%     $38,856    6.00%
      Bank                       59,013    9.12%    25,869   4.00%      38,804    6.00%
Tier 1 (Core) Capital to
   average assets
      Consolidated              $60,859    9.57%   $25,449   4.00%     $31,811    5.00%
      Bank                       59,013    9.28%    25,449   4.00%      31,811    5.00%

                                                                          To Be Well
                                                                      Capitalized Under
                                                     For Capital      Prompt Corrective
                                     Actual       Adequacy Purposes   Action Provisions
                                ---------------   -----------------   -----------------
                                 Amount   Ratio    Amount    Ratio     Amount   Ratio
                                -------   -----   --------   ------   -------   -------
2001
Total Capital to risk
   weighted assets
      Consolidated              $55,561   12.12%   $36,671   8.00%     $45,839   10.00%
      Bank                       52,850   11.54%    36,625   8.00%      45,781   10.00%
Tier 1 (Core) Capital to risk
   weighted assets
      Consolidated              $51,317   10.46%   $19,125   4.00%     $28,688    6.00%
      Bank                       48,606   10.62%    18,313   4.00%      27,469    6.00%
Tier 1 (Core) Capital to
   average assets
      Consolidated              $51,317   10.46%   $19,125   4.00%     $23,906    5.00%
      Bank                       48,606    9.91%    19,625   4.00%      24,531    5.00%

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

                                             2002                   2001
                                    ---------------------   ---------------------
                                    Carrying      Fair      Carrying      Fair
                                      Value       Value       Value       Value
                                    ---------   ---------   ---------   ---------
Financial assets
   Cash, cash equivalents, and
      deposits with banks           $  63,318   $  63,318   $  26,706   $  26,706
   Interest-bearing deposits with
      banks                             2,015       2,015          --          --
   Available-for-sale securities       43,770      43,770      35,164      35,164
   Held-to-maturity securities         15,694      16,070      17,134      17,468
   Federal Home Loan Bank stock         3,759       3,759       3,590       3,590
   Loans held for sale                 10,799      10,799       5,509       5,509
   Loans (net)                        600,407     615,113     407,228     414,773
   Accrued interest receivable          3,053       3,053       2,608       2,608

Financial liabilities
   Deposits                          (667,346)   (673,135)   (416,183)   (418,943)
   Short-term borrowings               (5,880)     (5,880)    (26,343)    (26,343)
   Notes payable                      (42,599)    (43,114)     (9,449)     (9,696)
   Accrued interest payable            (2,599)     (2,599)     (1,629)     (1,629)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year-end for new deposits, applied until maturity. Estimated fair value for off-balance-sheet loan commitments are considered nominal.

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

                            CONDENSED BALANCE SHEETS
                           December 31, 2002 and 2001

                                                                2002      2001
                                                               -------   -------
Assets
   Cash                                                        $   862   $ 2,134
   Investment in subsidiaries                                   74,104    48,810
   Other assets                                                  1,094       577
                                                               -------   -------
                                                               $76,060   $51,521
                                                               =======   =======

Liabilities and shareholders' equity
   Junior subordinated debentures                              $17,526   $    --
   Other liabilities                                               111        --
                                                               -------   -------
      Total liabilities                                         17,637        --

Shareholders' equity                                            58,423    51,521
                                                               -------   -------
                                                               $76,060   $51,521
                                                               =======   =======

                         CONDENSED STATEMENTS OF INCOME
                     Years ended December 31, 2002 and 2001

                                                      2002     2001     2000
                                                     ------   ------   ------

Interest income                                      $   --   $   34   $   68
Dividends from subsidiary                             1,000    4,900      300
Interest expense                                       (106)      --       --
Operating expenses                                     (132)    (267)    (826)
Tax benefit                                              81       54      176
                                                     ------   ------   ------

Income before equity in undistributed income
   of the Bank                                          843    4,721     (282)

Equity in undistributed income of the Bank            7,608    2,348    4,495
                                                     ------   ------   ------
Net income                                           $8,451   $7,069   $4,213
                                                     ======   ======   ======

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 2002, 2001 and 2000

                                                          2002      2001      2000
                                                        --------   -------   -------
Cash flows from operating activities
   Net income                                           $  8,451   $ 7,069   $ 4,213
   Adjustment relative to merger                              --        --       448
   Adjustments to reconcile net income to
      net cash from operating activities
         Equity in undistributed income of the Bank       (7,608)   (2,348)   (4,495)
         Benefit plan amortization                            --       123        --
         Change in other assets and other liabilities       (356)      (66)       81
                                                        --------   -------   -------
            Net cash from operating activities               487     4,778       247

Cash flows from investing activities
   ESOP loan repayment                                        --       335        60
   Capital investment into The Bank of
      Kentucky                                           (17,000)       --        --
   Capital investment into The Bank of
      Kentucky Capital Trust I                              (526)       --        --
                                                        --------   -------   -------
            Net cash from investing activities           (17,526)      335        60

Cash flows from financing activities
   Dividends paid                                           (775)     (609)     (458)
   Exercise of stock options                                 184        11       692
   Fractional and dissenting shares redeemed                  --        --       (94)
   Stock repurchase and retirement                        (1,168)   (3,363)       --
   Net proceeds from issuance of junior
      subordinated debentures                             17,526        --        --
                                                        --------   -------   -------
            Net cash from financing activities            15,767    (3,961)      140
                                                        --------   -------   -------

Net change in cash                                        (1,272)    1,152       447

Cash at beginning of year                                  2,134       982       535
                                                        --------   -------   -------

Cash at end of year                                     $    862   $ 2,134   $   982
                                                        ========   =======   =======

--------------------------------------------------------------------------------

                                   (Continued)

                   THE BANK OF KENTUCKY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        December 31, 2002, 2001 and 2000
             (Dollar amounts in thousands, except per share amounts)

--------------------------------------------------------------------------------

NOTE 18 - SELECTED QUARTERLY DATA (Unaudited)

                                                        2002
                        ------------------------------------------------------------------------
                                                Net      Provision            Earnings Per Share
                        Interest   Interest   Interest   for Loan     Net     ------------------
                         Income    Expense     Income     Losses     Income    Basic    Diluted
                        -------    --------   --------   ---------   ------   ------   ---------
March 31                 $8,065     $2,874     $5,191      $(172)    $2,004    $.34      $.33
June 30                   8,225      2,896      5,329       (348)     1,943     .33       .32
September 30              8,333      2,947      5,386       (380)     2,187     .37       .37
December 31               9,336      3,403      5,933       (335)     2,317     .38       .38

                                                       2001
                        ------------------------------------------------------------------------
                                                Net      Provision            Earnings Per Share
                        Interest   Interest   Interest   for Loan     Net     ------------------
                         Income    Expense     Income     Losses     Income    Basic    Diluted
                        --------   --------   --------   ---------   ------   ------   ---------
March 31                 $9,424     $5,024     $4,400      $ (86)    $1,706    $.28      $.28
June 30                   9,176      4,622      4,554       (190)     1,535     .25       .25
September 30              8,988      4,228      4,760       (365)     1,724     .28       .28
December 31               8,495      3,541      4,954       (140)     2,104     .34       .34

--------------------------------------------------------------------------------

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

     Information in response to this item is incorporated by reference from BKFC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 11. Executive Compensation

     Information in response to this item is incorporated by reference from BKFC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     Information in response to this item is incorporated by reference from BKFC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions

     Information in response to this item is incorporated by reference from BKFC's definitive Proxy Statement for the 2003 Annual Meeting of Shareholders.

Item 14. Controls and Procedures

     Disclosure controls and procedures are BKFC's controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

     Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC's rules and forms.

     There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

     (b) Reports of Form 8-K. BKFC filed a current report on Form 8-K on December 9, 2002, disclosing under Items 2 and 7, the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky, Inc., a Kentucky state bank.

     (c) Exhibits.

Exhibit Number   Description
--------------   -----------
2.1              Purchase and Assumption Agreement, by and between The Bank of
                 Kentucky, Inc., as buyer, and Peoples Bank of Northern
                 Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002/(1)/

3.1              Article of Incorporation of the Bank of Kentucky Financial
                 Corporation/(2)/

3.2              By-laws of the Bank of Kentucky Financial Corporation/(3)/

4.1 Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002/(4)/

4.2 Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002/(4)/

10.1 The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan/(5)/

10.2 Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002/(4)/

21               Subsidiaries of the BKFC

23               Consent of Crowe, Chizek and Company LLP
99.1             Section 906 of Sarbanes-Oxley Act of 2002 Certification of
                 Robert W. Zapp
99.2             Section 906 of Sarbanes-Oxley Act of 2002 Certification of
                 Robert D. Fulkerson

/(1)/ Incorporated by reference to Form 10-Q for the period ended September 30,
      2001, filed with the Commission on November 14, 2002.
/(2)/ Incorporated by reference to Form S-4, filed with the Commission on March
      24, 2000.
/(3)/ Incorporated by reference to Exhibit 2(d) of the Form 8-A, filed with the
      Commission on April 28,1995.
/(4)/ Incorporated by reference to the Form 8-K, filed on December 9, 2002. /(5)/ Incorporated by reference to the Form S-8, filed with the Commission on
      October 2, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 2003.

                                            THE BANK OF KENTUCKY FINANCIAL
                                            CORPORATION


                                            By /s/ Robert W. Zapp
                                               ---------------------------------
                                               Robert W. Zapp,
                                               President, Chief Executive
                                               Officer and a Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


By /s/ Robert Fulkerson
   ------------------------------------------------
    Robert Fulkerson
    Treasurer


By /s/ Charles M. Berger
   ------------------------------------------------
    Charles M. Berger
    Director


By /s/ Rodney S. Cain
   ------------------------------------------------
    Rodney S. Cain
    Secretary and Director


By /s/ R.C. Durr
   ------------------------------------------------
    R.C. Durr
    Chairman and Director


By /s/ Harry J. Humpert
   ------------------------------------------------
    Harry J. Humpert
    Director


By /s/ David E. Meyer
   ------------------------------------------------
    David E. Meyer
    Director


By /s/ John E. Miracle
   ------------------------------------------------
    John E. Miracle
    Director

By /s/ Mary Sue Rudicill
   ------------------------------------------------
    Mary Sue Rudicill
    Director


By /s/ Ruth Seligman-Doering
   ------------------------------------------------
    Ruth Seligman-Doering
    Director


By /s/ John P. Williams, Jr.
   ------------------------------------------------
    John P. Williams, Jr.
    Director


By /s/ Herbert H. Works
   ------------------------------------------------
    Herbert H. Works
    Director


By /s/ Robert W. Zapp
   ------------------------------------------------
    Robert W. Zapp
    President, Chief Executive Officer and Director

Dated: March 27, 2003

                         Certification of Robert W. Zapp

I, Robert W. Zapp, certify that:

1. I have reviewed this annual report on Form 10-K of The Bank of Kentucky Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                                           /s/ Robert W. Zapp
                                           -------------------------------------
                                           Robert W. Zapp
                                           Chief Executive Officer and President

                      Certification of Robert D. Fulkerson

I, Robert D. Fulkerson, certify that:

1. I have reviewed this annual report on Form 10-K of The Bank of Kentucky Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003


                                                /s/ Robert D. Fulkerson
                                               ---------------------------------
                                               Robert D. Fulkerson
                                               Treasurer and Assistant Secretary