Form 10-Q
period 2003-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2003-05-14
CIK 934547

FORM 10-Q

U.S. Securities and Exchange Commission

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2003

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

As of April 22, 2003 the latest practicable date, 5,961,849 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands)

	March 31 2003	December 31 2002
	(unaudited)
Assets
Cash and cash equivalents	$48,682	$63,318
Interest Bearing Deposits with Banks	1,920	2,015
Available-for-sale securities	66,460	43,770
Held-to-maturity securities	14,574	15,694
Loans held for sale	6,244	10,799
Total loans	604,367	606,815
Less: Allowances for loan losses	6,446	6,408

Net loans	597,921	600,407
Premises and equipment, net	16,058	16,242
FHLB stock, at cost	3,796	3,759
Goodwill	9,361	9,329
Acquisition intangibles	4,710	4,871
Accrued interest receivable and other assets	8,400	8,876

Total assets	$778,126	$779,080

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$669,996	$667,346
Short-term borrowings	5,796	5,880
Notes payable	37,531	42,599
Accrued interest payable and other liabilities	4,679	4,832

Total liabilities	718,002	720,657

Shareholders’ Equity
Common stock, no par value, 15,000,000 authorized, 5,960,849 (2003) and 5,953,849 (2002) shares issued	3,098	3,098
Additional paid-in capital	10,444	10,379
Retained earnings	46,330	44,582
Accumulated other comprehensive income	252	364

Total shareholders’ equity	60,124	58,423

Total liabilities and shareholders’ equity	$778,126	$779,080

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

(Dollars in thousands, except per share data)

(unaudited)

	2003	2002
INTEREST INCOME
Loans, including related fees	$9,530	$7,365
Securities and other	653	700

Total interest income	10,183	8,065

INTEREST EXPENSE
Deposits	3,219	2,716
Borrowings	425	158

Total interest expense	3,644	2,874

Net interest income	6,539	5,191
Provision for loan losses	150	172

Net interest income after Provision for loan losses	6,389	5,019

NON-INTEREST INCOME
Service charges and fees	796	551
Gain/(loss) on securities	0	26
Gain on loans sold	631	171
Other	483	303

Total non-interest income	1,910	1,051

NON-INTEREST EXPENSE
Salaries and benefits	2,264	1,500
Occupancy and equipment	894	493
Data processing	350	228
Advertising	115	97
Other operating expenses	1,314	781

Total non-interest expense	4,937	3,099

Income before income taxes	3,362	2,971
Less: income taxes	1,136	967

Net income	$2,226	$2,004

Earnings per share	$0.37	$0.34
Earnings per share, assuming dilution	$0.37	$0.33
Dividends per share	$0.08	$0.06

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in thousands)

(unaudited)

	2003	2002
Balance January 1	$58,423	$51,521
Comprehensive Income:
Net Income	2,226	2,004
Change in net unrealized gain/(loss)	(112)	(128)

Total Comprehensive Income	2,114	1,876

Cash dividends paid	(477)	(358)
Exercise of stock options	64	0
Stock repurchase and retirement	0	(605)

Balance March 31	$60,124	$52,434

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in thousands)

(unaudited)

For the three months ended March 31	2003	2002

Cash Flows from Operating Activities

Net income	$2,226	$2,004

Adjustments to reconcile net income to net cash From operating activities	5,530	4,415

Net cash from operating activities	7,756	6,419

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	95	0
Proceeds from paydowns and maturities of Held-to-maturity securities	1,595	695
Proceeds from paydowns and maturities of Available-for-sale securities	9,188	2,641
Purchases of held-to-maturity securities	(477)	(1,380)
Purchases of available-for-sale securities	(32,064)	(2,328)
Net change in loans	2,177	(4,605)
Property and equipment expenditures	(128)	(39)
Other	(32)	0

Net cash from investing activities	(19,646)	(5,016)

Cash Flows from Financing Activities

Net change in deposits	2,759	15,229
Net change in short-term borrowings	(84)	(13,633)
Proceeds from exercise of stock options	64	0
Cash dividends paid	(477)	(358)
Stock repurchase and retirement	0	(605)
Payments on note payable	(5,008)	(7)

Net cash from financing activities	(2,746)	626

Net change in cash and cash equivalents	(14,636)	2,029
Cash and cash equivalents at beginning of period	63,318	26,706

Cash and cash equivalents at end of period	$48,682	$28,735

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2002

Note 1—Basis of Presentation:

The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (BKFC or the company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). All significant intercompany accounts and transactions have been eliminated.

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

Note 3—Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The following table presents the number of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2003	2002
Weighted Average Shares Outstanding	5,957,189	5,974,169
Shares used to compute diluted Earnings per share	6,026,654	6,001,119

Note 4—Stock Compensation:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as of March 31.

	2003	2002
Net income as reported	$2,226	$2,004
Deduct: Stock-based compensation expense determined under fair value based method	86	69

Pro forma net income	2,140	1,935

Basic earnings per share as reported	.37	.34
Pro forma basic earnings per share	.36	.32

Diluted earnings per share as reported	.37	.33
Pro forma diluted earnings per share	.36	.32

Item 2. Management’s Discussion and Analysis of Financial Condition and the Results of Operations

This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of either The Bank of Kentucky Financial Corporation (BKFC or the company) or The Bank of Kentucky (the Bank) or both. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in BKFC’s reports on file with the Commission: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events

FINANCIAL CONDITION

Total assets at March 31, 2003 were $778,126,000 compared to $779,080,000 at December 31, 2002, a decrease of $954,000 (.12%). Deposits increased $2,650,000 (.40%) to $669,996,000 at March 31, 2003 compared to $667,346,000 at December 31, 2002 while Notes payable decreased $5,068,000 (12%) to $37,531,000 at March 31,2003 from $42,599,000 December 31, 2002. Loans outstanding decreased $2,448,000 (.40%) from $606,815,000 at December 31, 2002 to $604,367,000 at March 31, 2003. The balance sheet was relatively static for the quarter as new loan production was offset with payoffs and paydowns and the deposits base was stable. One area that increased was Available-for-sale securities, which increased $22,690,000 (52%) from $43,770,000 at December 31, 2002 to $66,460,000 at March 31, 2003 and was partially offset with a decrease in Fed Funds sold of $15,265,000 (73%) from $20,968,000 at December 31, 2002 to $5,703,000 at March 31, 2003. The Available-for-sale change was the result of an increase in Money Market Mutual funds of $25,063,000 (251%) from $10,000,000 at December 31, 2002 to $35,063,000 at March 31, 2003.

RESULTS OF OPERATIONS

GENERAL

Net income increased $222,000 (11%) in the first quarter of 2003 to $2,226,000 ($.37 per share), compared to $2,004,000 ($.34 per share) for the same period in 2002. The first quarter of 2003 was the first full quarter after the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (PBNK) and the largest percentage increase in revenue was seen in non-interest income which was up $859,000 or 82% to $1,910,000 in 2003 compared to $1,051,000 for the same period of 2002.

NET INTEREST INCOME

Net interest income for the first quarter of 2003 increased to $6,539,000, an increase of $1,348,000 (26%) compared to $5,191,000 for the same period in 2002. A large increase in the net interest income was the result of the growth in earning assets and interest bearing liabilities associated with both the PBNK transaction and the growth experienced in 2002, and was offset with a drop in the net interest margin to 3.78% in the first quarter of 2003 from 4.48% for the same period in 2002. The decline in the net interest margin was the result of the historically low current interest rate environment and the balance sheet changes associated with the PBNK transaction. The net effect of the balance sheet changes was an increase in liquidity that led to a higher percentage of short-term investments to earning assets compared to a year ago, and a higher level of non-earning assets in the form of fixed assets and goodwill.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $150,000 for the three months ending March 31, 2003, an decrease of $22,000 compared to the $172,000 provision recorded during the same period in 2002. During the three-month period of 2003, total loans decreased by $2,448,000, from $606,815,000 at December 31, 2002 to $604,367,000 at March 31, 2003, and non-performing loans declined slightly, to $4,024,000 or .67% of total loans outstanding at March 31, 2003, compared to $4,173,000 at December 31, 2002. Net charge-offs, year to date 2003 were $112,000 or .07% on an annualized bases to average loans, similar to the $48,000 and .05% respectively recorded in 2002. The decreases in non-performing loans and total loans outstanding accompanied with the stable charge-off levels led to the decline in the provision from 2002. Management continues to monitor the loan portfolio closely and believes the allowance, at 1.07% of loans at March 31, 2003 compared to 1.06% of loans at December 31, 2002, is sufficient to absorb probable incurred losses in the loan portfolio.

NON-INTEREST INCOME

Total non-interest income increased $859,000 (82%) during the first quarter of 2003 from $1,051,000 in 2002 to $1,910,000 in 2003. The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. The largest increase in non-interest income was in gains on the sale of mortgage loans, which increased $460,000 in the first quarter of 2003 to $631,000 from $171,000 for the same period last year. The increase was due to strong refinancing activity as a result of the current low interest rate environment. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. During the first quarter of 2003, 545 loans with a principal balance of $80 million were sold compared to 152 loans with a principal balance of $15 million during the same period in 2002. Loans held for sale at March 31, 2003 decreased to $6,244,000 from $10,799,000 at December 31, 2002. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. Service charges and fees on deposit accounts increased by $245,000 (44%) from $551,000 in the first quarter of 2002 to $796,000 for the same period in 2003, reflecting the significant increase in volume associated with the added deposits. The Bank had no gains or losses from the sale of investment securities in 2003 versus a realized gain of $26,000 on the sale of $2,000,000 in available for sale securities in 2002.

NON-INTEREST EXPENSE

Non-interest expense increased to $4,937,000 in the first quarter of 2003 from $3,099,000 in 2002, an increase of $1,838,000 (59%). The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. The added staff was the largest added expense and drove the salaries and benefits increase of $764,000 (51%) in the first quarter of 2003 to $2,264,000 compared to $1,500,000 for the same period in 2002. Occupancy and equipment expense increased $401,000 (81%) from $493,000 in the first quarter of 2002 to $894,000 in 2003 as a result of the added banking offices, and high amount of snow removal expense in 2003. Non-interest expense includes $161,000 in the amortization of intangible assets associated with the PBNK transaction in 2003 versus $0 in 2002.

INCOME TAX EXPENSE

Income tax expense increased due to higher income before taxes and a higher effective tax rate of 33.79% compared to 32.55% for the same period last year. The higher effective tax rate was due to a higher tax bracket associated with higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. Management is satisfied that the Company’s liquidity is sufficient at March 31, 2003.

The company’s total shareholders’ equity increased $1,701,000, from $58,423,000 at December 31, 2002 to $60,124,000 at March 31, 2003. In the first quarter of 2003 the Company paid a cash dividend of $.08 per share totaling $477,000.

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

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2003, the Bank’s leverage and total risk-based ratios were 8.47% and 10.69% respectively, which exceed the well-capitalized thresholds.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since the Company’s annual report on Form 10-K for the year ending December 31, 2002.

Item 4. Controls and Procedures.

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures within 90 days of the filing date of this annual report, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

There were no significant changes in our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of our most recent evaluation.

The Bank of Kentucky Financial Corporation

PART II

ITEM 1. Legal Proceedings

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

Not applicable

ITEM 3. Defaults Upon Senior Securities

Not applicable

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable

ITEM 5. Other Information

None

ITEM 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

99.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

99.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert D. Fulkerson

(b) Reports of Form 8-K.

BKFC filed an amended current report on Form 8-K on February 7, 2003, disclosing under Item 7, financial statements and pro forma information regarding the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky, Inc., a Kentucky state bank.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Date:	May 14, 2003	/s/ Robert W. Zapp
Robert W. Zapp
President

Date:	May 14, 2003	/s/ Robert D. Fulkerson
Robert D. Fulkerson
Treasurer and Assistant Secretary

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

Date: May 14, 2003

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

Date: May 14, 2002