Form 10-Q
period 2003-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2003-08-13
CIK 934547

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended June 30, 2003

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

As of July 18, 2003, 5,977,149 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands—unaudited)

	June 30 2003	December 31 2002
Assets
Cash and cash equivalents	$78,387	$73,318
Interest bearing deposits with banks	1,925	2,015
Available-for-sale securities	27,731	33,770
Held-to-maturity securities	17,624	15,694
Loans held for sale	8,341	10,799
Total loans	612,199	606,815
Less: Allowances for loan losses	6,539	6,408

Net loans	605,660	600,407
Premises and equipment, net	16,025	16,242
FHLB stock, at cost	3,834	3,759
Goodwill	9,397	9,329
Acquisition intangibles, net	4,549	4,871
Cash surrender value of life insurance	8,895	1,374
Accrued interest receivable and other assets	7,138	7,502

Total assets	$789,506	$779,080

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$678,526	$667,346
Short-term borrowings	6,065	5,880
Notes payable	37,462	42,599
Accrued interest payable and other liabilities	4,468	4,832

Total liabilities	726,521	720,657
Shareholders’ Equity
Common stock, no par value, 15,000,000 authorized, 5,977,149 (2003) and 5,953,849 (2002) shares issued	3,098	3,098
Additional paid-in capital	10,767	10,379
Retained earnings	48,850	44,582
Accumulated other comprehensive income	270	364

Total shareholders’ equity	62,985	58,423

Total liabilities and shareholders’ equity	$789,506	$779,080

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2003 AND 2002

(Dollars in thousands, except per share data—unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
INTEREST INCOME
Loans, including related fees	$9,282	$7,564	$18,812	$14,929
Securities and other	565	661	1,218	1,361

Total interest income	9,847	8,225	20,030	16,290

INTEREST EXPENSE
Deposits	2,948	2,726	6,167	5,442
Borrowings	389	170	814	328

Total interest expense	3,337	2,896	6,981	5,770

Net interest income	6,510	5,329	13,049	10,520
Provision for loan losses	(175)	(348)	(325)	(520)

Net interest income after provision for loan losses	6,335	4,981	12,724	10,000

NON-INTEREST INCOME
Service charges and fees	967	626	1,763	1,177
Gain/(loss) on securities	0	87	0	113
Gain on loans sold	1,018	128	1,649	299
Other	629	307	1,112	610

Total non-interest income	2,614	1,148	4,524	2,199
NON-INTEREST EXPENSE
Salaries and benefits	2,380	1,514	4,644	3,014
Occupancy and equipment	829	527	1,723	1,020
Data processing	296	243	646	471
Advertising	132	82	247	179
Other	1,495	874	2,809	1,655

Total non-interest expense	5,132	3,240	10,069	6,339

INCOME BEFORE INCOME TAXES	3,817	2,889	7,179	5,860
Less: income taxes	1,298	946	2,434	1,913

NET INCOME	$2,519	$1,943	$4,745	$3,947

COMPREHENSIVE INCOME	$2,537	$2,235	$4,651	$4,111

Earnings per share	$.42	$.33	$.80	$.66
Earnings per share, assuming dilution	$.42	$.32	$.79	$.66
Dividends per share	$.00	$.00	$.08	$.06

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands—unaudited)

	2003	2002
Balance January 1	$58,423	$51,521
Comprehensive Income:
Net Income	4,745	3,947
Change in net unrealized gain/(loss)	(94)	164

Total Comprehensive Income	4,651	4,111
Cash dividends paid	(477)	(358)
Exercise of stock options	466	154
Stock repurchase and retirement	(78)	(931)

Balance June 30	$62,985	$54,497

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands—unaudited)

	2003	2002
Cash Flows from Operating Activities
Net income	$4,745	$3,947
Adjustments to reconcile net income to net cash from operating activities	3,784	(124)

Net cash from operating activities	8,529	3,823
Cash flows from Investing Activities
Net change in interest-bearing deposits with banks	90	(100)
Proceeds from paydowns and maturities of held-to-maturity securities	3,270	3,805
Proceeds from paydowns and maturities of available-for-sale securities	34,938	9,213
Purchases of held-to-maturity securities	(5,204)	(3,562)
Purchases of available-for-sale securities	(29,099)	(7,214)
Net change in loans	(5,895)	(31,273)
Property and equipment expenditures	(412)	(93)
Purchase of bank owned life insurance	(7,501)	0
Other	(68)	0

Net cash from investing activities	(9,881)	(29,224)
Cash Flows from Financing Activities
Net change in deposits	11,398	26,716
Net change in short-term borrowings	185	(1,679)
Proceeds from exercise of stock options	410	154
Cash dividends paid	(477)	(358)
Stock repurchase and retirement	(78)	(931)
Payments on note payable	(5,017)	(15)

Net cash from financing activities	6,421	23,887

Net change in cash and cash equivalents	5,069	(1,514)
Cash and cash equivalents at beginning of period	73,318	26,706

Cash and cash equivalents at end of period	$78,387	$25,192

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2003

Note 1—Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (BKFC or the company) and its wholly owned subsidiaries, The Bank of Kentucky, Inc. (the Bank) and The Bank of Kentucky Capital Trust I. All significant intercompany accounts and transactions have been eliminated.

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

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Weighted Average Shares Outstanding	5,971,987	5,964,226	5,964,588	5,969,198
Shares used to compute diluted Earnings per share	6,047,029	5,993,620	6,036,497	5,996,811

Note 4—Stock Compensation:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as of June 30.

	Three Months Ended June 30		Six Months Ended June 30
	2003	2002	2003	2002
Net income as reported	$2,519	$1,943	$4,745	$3,947
Deduct Stock-based compensation expense determined under fair value based method	383	69	469	138

Pro forma net income	2,136	1,874	4,276	3,809
Basic earnings per share as reported	.42	.33	.80	.66
Pro forma basic earnings per share	.36	.31	.72	.64
Diluted earnings per share as reported	.42	.32	.79	.66
Pro forma diluted earnings per share	.36	.31	.71	.64

Note 5—Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and investments in money market mutual funds. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Note 6—Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Note 7—Newly Issued But Not Yet Effective Accounting Standards:

In May 2003, the Financial Accounting Standards board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that an issuer classify a financial instrument that is within its scope as a liability. This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1,

2003. The Company adopted Statement 150 effective July 1, 2003, and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging activities designated after June 30, 2003 and Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Adoption of Statement No. 149 did not have any impact on the Company’s financial condition or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and the Results of Operations

This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of either The Bank of Kentucky Financial Corporation (BKFC or the Company) or The Bank of Kentucky, Inc. (the Bank) or The Bank of Kentucky Capital Trust I or all three. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in BKFC’s reports on file with the Commission: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s financial statements and accompanying notes have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported periods.

Management continually evaluates the Company’s accounting policies and estimates it uses to prepare the consolidated financial statements. In general, management’s estimates are based on historical experience, on information from regulators and third party professionals and on various assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $6.5 million or 1.07% of total loans was an adequate estimate of losses within the loan portfolio as of June 30, 2003. This estimate resulted in a provision for loan losses on the income statement of $325 thousand for the six months ended June 30, 2003. If the mix and amount of future write-off percentages differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

FINANCIAL CONDITION

Total assets at June 30, 2003 were $789,506,000 compared to $779,080,000 at December 31, 2002, an increase of $10,426,000 (1.34%). Deposits increased $11,180,000 (1.68%) to $678,526,000 at June 30, 2003 compared to $667,346,000 at December 31, 2002 while Notes payable decreased $5,137,000 (12%) to $37,462,000 at June 30,2003 from $42,599,000 December 31, 2002, as a result of a $5,000,000 Federal Home Loan Bank advance payoff. Loans outstanding increased $5,384,000 (.89%) from $606,815,000 at December 31, 2002 to $612,199,000 at June 30, 2003.

Cash surrender value of life insurance increased from $1,374,000 at the end of 2002 to $8,895,000 at June 30, 2003 as a result of an investment of $7,501,000 in Bank owned life insurance (BOLI) policies. Related to that investment the Company is in the process of changing certain employee benefit plans that will be put in place in the second half of 2003. Management anticipates that the annual cost of the changes in employee benefit plans will be in the range of $125,000 to $150,000, and that the anticipated incremental earnings of the insurance policies, compared to the prior investments, will offset this cost.

The growth in the loan portfolio and the investment in the insurance policies were funded with traditional growth in the deposit base and earnings.

Currently the Bank has $78,387,000, or 10% of assets, in cash and cash equivalents, which is greater than its traditional position. While this liquidity position offers the Bank flexibility, it is higher than desired from a profitability standpoint. The Bank continues to look for good quality loans in the market area, but will not lower credit standards to gain a higher yield from these funds.

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $3,947,000 in 2002 to $4,745,000 in 2003, an increase of $798,000 (20%). Net income for the quarter ended June 30,2003 was $2,519,000 ($.42 per share) compared to $1,943,000 ($.33 per share) during the same period of 2002, an increase of $576,000 (30%). The 2003 results reflect the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (PBNK) on November 22, 2002. Driven by the exceptionally high level of gains on the sale of mortgage loans, as a result of the refinance business with the current low rate environment, the largest percentage increase in revenue was seen in non-interest income, which was up $2,325,000 or 106% to $4,524,000 for the six month ended June 30, and was up $1,466,000 or 128% for the second quarter of 2003 compared to the same period of 2002.

NET INTEREST INCOME

Net interest income increased $1,181,000 (22%) in the second quarter of 2003 over the same period in 2002, while the year to date total increased $2,529,000 (24%) from $10,520,000 in 2002 to $13,049,000 in 2003. The large increase in the net interest income was the result of the growth in earning assets and interest bearing liabilities associated with both the PBNK transaction and the growth experienced in 2002, and was offset with a drop in the net interest margin to 3.71% in the second quarter of 2003 from 4.41% for the same period in 2002. The decline in the net interest margin was the result of the historically low current interest rate environment and the balance sheet changes associated with the PBNK transaction. Although the Bank currently has more interest bearing transaction accounts that can be repriced immediately than assets that are immediately repriceable, lower interest rates would not have a positive impact on earnings. The rates on these interest bearing transactions accounts can’t drop appreciably lower than their current levels, and the value of net free funds (earning assets funded by non interest bearing liabilities) drops as rates fall. In any rate environment the net interest margin would benefit from an increase in loan demand and a drop in the current level of liquidity. The net effect of the balance sheet changes from the PBNK transaction was an increase in liquidity that led to a higher percentage of short-term investments to earning assets compared to a year ago, and a higher level of non-earning assets in the form of fixed assets and goodwill. As a result of these changes, the average interest-earning assets to interest-bearing liabilities ratio has decreased from 119.41% on average balances through six months ended June 30, 2002 to 111.92% for the same period in 2003.

Tables 1 & 2 set forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 1- Average Balance Sheet Rates for Three Months Ended June 30, 2003 and 2002 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2003			Three Months ended June 30, 2002
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$614,323	$9,302	6.07%	$436,414	$7,572	6.96%
Securities (2)	80,120	544	2.72	50,152	678	5.42
Other interest-earning assets	18,271	80	1.76	4,826	48	3.99

Total interest-earning assets	712,714	9,926	5.59	491,392	8,298	6.77

Non-interest-earning assets	67,601			29,415

Total assets	$780,315			$520,807

Interest-bearing liabilities:
Transaction accounts	321,804	872	1.09	208,664	927	1.78
Time deposits	269,161	2,076	3.09	180,406	1,799	4.00
Borrowings	43,906	389	3.55	22,622	170	3.01

Total interest-bearing liabilities	634,871	3,337	2.11	411,692	2,896	2.82

Non-interest-bearing liabilities	83,495			55,564

Total liabilities	718,366			467,256
Shareholders’ equity	61,949			53,551

Total liabilities and shareholders’ equity	$780,315			$520,807

Net interest income		$6,589			$5,402

Interest rate spread			3.48%			3.95%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.71%			4.41%

Average interest-earning assets to interest-bearing liabilities	112.26%			119.36%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% and 34% tax rate for 2003 and 2002 respectively. The tax equivalent adjustment was $79,000 and $73,000, in 2003 and 2002 respectively.

Table 2- Average Balance Sheet Rates for Six Months Ended June 30, 2003 and 2002 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2003			Six Months ended June 30, 2002
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$612,686	$18,851	6.20%	$424,377	$14,945	7.10%
Securities (2)	73,238	1,155	3.18	51,216	1,398	5.51
Other interest-earning assets	21,627	181	1.69	5,089	96	3.79

Total interest-earning assets	707,551	20,187	5.75	480,682	16,439	6.90

Non-interest-earning assets	67,672			28,616

Total assets	$775,223			$509,298

Interest-bearing liabilities:
Transaction accounts	316,547	1,902	1.21	204,457	1,715	1.69
Time deposits	269,644	4,265	3.19	175,967	3,727	4.27
Borrowings	45,977	814	3.57	22,111	328	2.99

Total interest-bearing liabilities	632,168	6,981	2.23	402,535	5,770	2.89

Non-interest-bearing liabilities	82,053			54,127

Total liabilities	714,221			456,662
Shareholders’ equity	61,002			52,636

Total liabilities and shareholders’ equity	$775,223			$509,298

Net interest income		$13,206			$10,669

Interest rate spread			3.52%			4.01%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.76%			4.48%

Average interest-earning assets to interest-bearing liabilities	111.92%			119.41%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% and 34% tax rate for 2003 and 2002 respectively. The tax equivalent adjustment was $157,000 and $149,000, in 2003 and 2002 respectively.

Table 3 below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2003 Compared to Three months ended June 30, 2002			Six months ended June 30, 2003 Compared to Six months ended June 30, 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$2,795	$(1,065)	$1,730	$6,029	$(2,124)	$3,905
Securities	296	(430)	(134)	477	(720)	(243)
Other interest-earning assets(1)	72	(40)	32	165	(80)	85

Total interest-earning assets	3,163	(1,535)	1,628	6,671	(2,924)	3,747

Interest expense attributable to:
Transactions accounts	390	(445)	(55)	771	(584)	187
Time deposits	750	(473)	277	1,658	(1,120)	538
Borrowings	185	35	219	416	71	486

Total interest-bearing liabilities	1,324	(883)	441	2,844	(1,633)	1,211

Increase (decrease) in net interest income	$1,839	$(652)	$1,187	$3,827	$(1,291)	$2,536

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $325,000 for the six months ended June 30, 2003, a decrease of $195,000 compared to the $520,000 provision recorded during the same period in 2002. For the second quarter of 2003 the provision for loan losses was $175,000, a decrease of $173,000 compared to the $348,000 provision for the second quarter of 2002. During the six-month period of 2003, total loans increased by $5,384,000, from $606,815,000 at December 31, 2002 to $612,199,000 at June 30, 2003, for the same period of 2002 total loans increased $36,696,000. Non-performing loans declined slightly, to $4,116,000 or .67% of total loans outstanding at June 30, 2003, compared to $4,173,000 or .68% at December 31, 2002. Net charge-offs, year to date 2003 were $194,000 or .06% on an annualized bases to average loans, compared to the $75,000 and .04% for the first six months of 2002. These charge-offs ratios are well below industry average and the .06% for 2003 is below the Bank’s charge-off ratio of .10% for the entire year of 2002. The allowance for loan losses was 158% of non-performing loans on June 30, 2003 compared to 154% at the end of 2002 and 162% at June 30, 2002. The decreases in non-performing loans accompanied with the stable charge-off levels and the stable allowance to non-performing loan ratio led to the decline in the provision from 2002. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the change in credit quality, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of the Bank’s allowance for losses for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30, 2003		Six Months ended June 30, 2002
	2003	2002	2003	2002
Balance of allowance at beginning of period	$6,446	$4,368	$6,408	$4,244
Recoveries of loans previously charged off:
Commercial loans	1	5	3	7
Consumer loans	15	1	17	5
Mortgage loans	0	0	0	0

Total recoveries	16	6	20	12

Loans charged off:
Commercial loans	46	0	46	7
Consumer loans	62	12	120	47
Mortgage loans	(10)	21	48	33

Total charge-offs	98	33	214	87

Net charge-offs	(82)	(27)	(194)	(75)
Provision for loan losses	175	348	325	520
Merger adjustment	0	0	0	0

Balance of allowance at end of period	$6,539	$4,689	$6,539	$4,689

Net charge-offs to average loans outstanding for period	.05%	.02%	.06%	.04%

Allowance at end of period to loans at end of period	1.07%	1.05%	1.07%	1.05%

Allowance to nonperforming loans at end of period	158.87%	162.47%	158.87%	162.47%

NON-INTEREST INCOME

Total non-interest income increased $2,325,000 (106%) for the first six months of 2003 from $2,199,000 at June 30, 2002 to $4,524,000 at June 30, 2003. For the second quarter of 2003 non-interest income was up $1,466,000 (128%) to $2,614,000 compared to $1,148,000 for the same period in 2002. The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. The largest increase in non-interest income, for both the quarter and the six months ending June 30, 2003, was in gains on the sale of mortgage loans, which increased $890,000 (695%) for the quarter and $1,350,000 (452%) for the six month ending June 30, 2003 compared to the same periods in 2002. The increase was due to strong refinancing activity as a result of the current low interest rate environment. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. For the six months ended June 30, 2003, 1,173 loans with principal balances of $151 million were sold compared to 190 loans with a principal balance of $29 million during the same period in 2002. Loans held for sale at June 30, 2003 decreased to $8,341,000 from $10,799,000 at December 31, 2002. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The level of the current refinancing business is dependent on rates, and with rates rising on fixed rate mortgage loans subsequent to the end of the second quarter, refinancing applications have slowed appreciably. Service charges and fees on deposit accounts increased by $586,000 (50%) from $1,177,000 in the first half of 2002 to $1,763,000 for the same period in 2003, reflecting the significant increase in volume associated with the added deposits. The Bank had no gains or losses from the sale of investment securities in 2003 versus a realized gain of $113,000 on the sale of securities in the first six months of 2002.

NON-INTEREST EXPENSE

Non-interest expense increased to $10,069,000 in the first half of 2003 and to $5,132,000 for the second quarter of 2003 from $6,339,000 and $3,240,000 in the same periods of 2002, an increase of $3,730,000 (59%) and $1,892,000 (58%) respectively. The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. The added staff was the largest added expense and drove the salaries and benefits increase of $1,630,000 (54%) in the first half of 2003 to $4,644,000 compared to $3,014,000 for the same period in 2002. Occupancy and equipment expense increased $703,000 (69%) from $1,020,000 in the first half of 2002 to $1,723,000 in 2003 as a result of the added banking offices, and high amount of snow removal expense in 2003. Non-interest expense includes $323,000 in the amortization of intangible assets associated with the PBNK transaction in 2003 versus $0 in 2002.

INCOME TAX EXPENSE

Income tax expense increased due to higher income before taxes and a higher effective tax rate of 33.90% compared to 32.65% for the first six months of 2003 and 2002 respectively. The higher effective tax rate was due to a higher tax bracket associated with higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and two of its correspondent banks to meet liquidity demands. With 10%, or $78,387,000, of assets in cash and cash equivalents and these other sources of funds, management is satisfied that the Company’s liquidity is sufficient at June 30, 2003. While this liquidity position offers the Bank flexibility, it is higher than desired from a profitability standpoint, and the Bank continues to look for good quality loans in the market area but will not lower credit standards to gain a higher yield from these funds.

The Company’s total shareholders’ equity increased $4,562,000, from $58,423,000 at December 31, 2002 to $62,985,000 at June 30, 2003. In the first half of 2003, the Company paid a cash dividend of $.08 per share totaling $477,000.

On October 8, 2001, the Company’s Board of Directors approved the repurchase and retirement of 100,000 common shares of the Company in the over-the-counter market. As of the date of this report, this authorization has expired with 99,130 shares repurchased. Any repurchases are funded, as needed, by dividends from the Bank. On June 27, 2003, the Company’s Board of Directors approved the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market, this plan ends on December 31, 2004. As of the date of this report, none of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of the Trust Preferred securities, for the payment of dividends to shareholders and for general operating expenses. The FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2003, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $3 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2003, the Bank’s leverage and total risk-based ratios were 8.52% and 10.54% respectively, which exceed the well-capitalized thresholds.

Newly Issued But Not Yet Effective Accounting Standards:

In May 2003, the Financial Accounting Standards board issued Statement No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement requires that an issuer classify a financial instrument that is within its scope as a liability. This statement was effective for financial instruments entered into or modified after May 31, 2003 and otherwise was effective beginning July 1, 2003. The Company adopted Statement 150 effective July 1, 2003, and the adoption did not have a material effect on the Company’s financial condition or results of operations.

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. This interpretation provides new guidance for the consolidation of variable interest entities (VIEs) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after June 15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” This Statement is effective for contracts entered into or modified after June 30, 2003, except for hedging activities designated after June 30, 2003 and Statement 133, “Accounting for Derivative Instruments and Hedging Activities,” Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003. Statement 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under Statement 133. Adoption of Statement No. 149 did not have any impact on the Company’s financial condition or results of operations.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since the Company’s annual report on Form 10-K for the year ending December 31, 2002.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2003, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

The Bank of Kentucky Financial Corporation

PART II

Item 1.	Legal Proceedings

From time to time, BKFC and the Bank are involved in litigation incidental to the conduct of the business, but neither BKFC nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on BKFC.

Item 2.	Changes in Securities and Use of Proceeds

Not	applicable

Item 3.	Defaults Upon Senior Securities

Not	applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 25, 2003. The matters voted on at the meeting and the results of these votes are as follows.

(1)	Election of four directors of BKFC for terms expiring in 2006:

	For	Against/Withheld	Abstentions
Harry J. Humpert	5,029,503	24,468	—
John P. William, Jr.	5,029,373	24,598	—
Herbert H. Works	5,029,603	24,368	—
Robert W. Zapp	4,980,220	73,751	—

(2)	Ratification of the appointment of Crowe, Chizek and Company LLP as the auditors of BKFC for the current fiscal year:

For	Against/Withheld	Abstentions
5,042,309	938	10,724

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a—14(a) Certification of Robert W. Zapp

31.2	Rule 13a—14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

(b)	Reports of Form 8-K.

BKFC filed an amended current report on Form 8-K on April 22, 2003, disclosing under Item 12, a press release announcing BKFC’s financial results for the first quarter of fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Date:	August 13, 2003	/s/ ROBERT W. ZAPP
Robert W. Zapp
President

Date:	August 13, 2003	/s/ MARTIN J.GERRETY
Martin J. Gerrety
Treasurer and Assistant Secretary