Form 10-Q
period 2003-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2003-11-13
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended September 30, 2003

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

As of October 20, 2003, 5,974,049 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	September 30 2003	December 31 2002
Assets
Cash and cash equivalents	$57,719	$73,318
Interest bearing deposits with banks	1,930	2,015
Available-for-sale securities	34,061	33,770
Held-to-maturity securities	17,163	15,694
Loans held for sale	1,485	10,799
Total loans	627,061	606,815
Less: Allowances for loan losses	6,590	6,408

Net loans	620,471	600,407
Premises and equipment, net	16,467	16,242
FHLB stock, at cost	3,873	3,759
Goodwill	9,397	9,329
Acquisition intangibles, net	4,387	4,871
Cash surrender value of life insurance	8,997	1,374
Accrued interest receivable and other assets	7,001	7,502

Total assets	$782,951	$779,080

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$672,492	$667,346
Short-term borrowings	3,783	5,880
Notes payable	37,394	42,599
Accrued interest payable and other liabilities	4,584	4,832

Total liabilities	718,253	720,657

Shareholders’ Equity
Common stock, no par value, 15,000,000 authorized, 5,974,049 (2003) and 5,952,249 (2002) shares issued	3,098	3,098
Additional paid-in capital	10,627	10,379
Retained earnings	50,833	44,582
Accumulated other comprehensive income	140	364

Total shareholders’ equity	64,698	58,423

Total liabilities and shareholders’ equity	$782,951	$779,080

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2003 AND 2002

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
INTEREST INCOME
Loans, including related fees	$9,208	$7,703	$28,020	$22,632
Securities and other	482	630	1,700	1,991

Total interest income	9,690	8,333	29,720	24,623

INTEREST EXPENSE
Deposits	2,535	2,767	8,702	8,210
Borrowings	393	180	1,207	507

Total interest expense	2,928	2,947	9,909	8,717

Net interest income	6,762	5,386	19,811	15,906
Provision for loan losses	(265)	(380)	(590)	(900)

Net interest income after provision for loan losses	6,497	5,006	19,221	15,006

NON-INTEREST INCOME
Service charges and fees	907	714	2,670	1,891
Gain/(loss) on sales of securities	0	0	0	113
Gain on loans sold	955	445	2,604	744
Other	666	325	1,778	935

Total non-interest income	2,528	1,484	7,052	3,683

NON-INTEREST EXPENSE
Salaries and benefits	2,459	1,541	7,103	4,555
Occupancy and equipment	789	518	2,512	1,538
Data processing	318	224	964	695
Advertising	165	97	412	275
Other	1,536	866	4,345	2,522

Total non-interest expense	5,267	3,246	15,336	9,585

INCOME BEFORE INCOME TAXES	3,758	3,244	10,937	9,104
Less: income taxes	1,237	1,057	3,671	2,970

NET INCOME	$2,521	$2,187	$7,266	$6,134

COMPREHENSIVE INCOME	$2,391	$2,219	$7,042	$6,330

Earnings per share	$.42	$.37	$1.22	$1.03
Earnings per share, assuming dilution	$.42	$.36	$1.20	$1.02
Dividends per share	$.09	$.07	$.17	$.13

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands -unaudited)

	2003	2002
Balance January 1	$58,423	$51,521
Comprehensive Income:
Net Income	7,266	6,134
Change in net unrealized gain/(loss)	(224)	196

Total Comprehensive Income	7,042	6,330

Cash dividends paid	(1,015)	(775)
Exercise of stock options	498	163
Stock repurchase and retirement	(250)	(1,168)

Balance September 30	$64,698	$56,071

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2003	2002
Cash Flows from Operating Activities

Net income	$7,266	$6,134
Adjustments to reconcile net income to net cash From operating activities	12,259	59

Net cash from operating activities	19,525	6,193

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	85	0
Proceeds from paydowns and maturities of Held-to-maturity securities	4,450	5,105
Proceeds from paydowns and maturities of Available-for-sale securities	25,400	13,878
Purchases of held-to-maturity securities	(5,926)	(3,887)
Purchases of available-for-sale securities	(26,124)	(11,240)
Net change in loans	(21,130)	(46,858)
Property and equipment expenditures	(1,257)	(104)
Purchase of bank owned life insurance	(7,501)	0
Other	8	0

Net cash from investing activities	(31,995)	(43,106)

Cash Flows from Financing Activities

Net change in deposits	4,818	62,753
Net change in short-term borrowings	(2,097)	(21,041)
Proceeds from exercise of stock options	440	163
Cash dividends paid	(1,015)	(775)
Stock repurchase and retirement	(250)	(1,168)
Payments on note payable	(5,025)	(23)

Net cash from financing activities	(3,129)	39,909

Net change in cash and cash equivalents	(15,599)	2,996
Cash and cash equivalents at beginning of period	73,318	26,706

Cash and cash equivalents at end of period	$57,719	$29,702

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “company”) and its wholly owned subsidiaries, The Bank of Kentucky, Inc. (the “Bank”) and The Bank of Kentucky Capital Trust I. All significant intercompany accounts and transactions have been eliminated.

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

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Weighted Average Shares Outstanding	5,974,121	5,952,108	5,967,766	5,963,501

Shares used to compute diluted Earnings per share	6,046,491	5,999,243	6,039,626	5,996,193

Note 4 – Stock Compensation:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, as of September 30.

	Three Months Ended September 30		Nine Months Ended September 30
	2003	2002	2003	2002
Net income as reported	$2,521	$2,187	$7,266	$6,134
Stock-based compensation expense determined under fair value based method	68	69	204	208

Pro forma net income	2,453	2,118	7,062	5,926

Basic earnings per share as reported	.42	.37	1.22	1.03
Pro forma basic earnings per share	.41	.36	1.18	.99

Diluted earnings per share as reported	.42	.36	1.20	1.02
Pro forma diluted earnings per share	.41	.35	1.17	.99

Note 5 – Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and investments in money market mutual funds. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Note 6 – Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

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

In April 2003, the Financial Accounting Standards board issued Statement of Financial Accounting Standard 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions of this statement require that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS no. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of Statement No. 149 did not have any impact on the Company’s financial condition or results of operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and the Results of Operations

This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of either The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) or The Bank of Kentucky, Inc (the “Bank”) or The Bank of Kentucky Capital Trust I or all three. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in BKFC’s reports on file with the Commission: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $6.6 million or 1.05% of total loans was an adequate estimate of losses within the loan portfolio as of September 30, 2003. This estimate resulted in a provision for loan losses on the income statement of $590,000 for the nine months ended September 30, 2003. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

There have been two items that have had a significant impact on both the financial condition and the results of operations for the third quarter and the first nine months of 2003. The first item was the impact of the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) on November 22, 2002, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. This acquisition impacted all major categories of the balance sheet and income statement and is the main source of the large percentage changes between the operating results of 2002 and 2003. The other item that has had a significant impact on the 2003 financial results is the current historically low interest rate environment. These low rates have led to a $1,860,000 (250%) increase in gains on the sales of mortgage loans and has contributed to the compression on the interest margin from 4.41% for the first nine months of 2002 to 3.79% for the first nine months of 2003. The low rates and the accompanied slow economy have also impacted the loan growth. Total loans have grown at a slower rate (3.34% since December 31, 2002) than the Bank has experienced historically, however loan growth picked up in the third quarter with 73% ($14,862,000) of the year-to-date loan growth coming since June 30, 2003. While commercial loan originations have been steady throughout 2003 loan growth in the first half of 2003 was offset by a number of large commercial loans that paid off. These pay offs have slowed considerably in the third quarter, resulting in stronger net loan growth. The commercial loans that paid off in the first half of 2003 were primarily commercial customers paying off variable rate loans, which the bank holds in its loan portfolio, and refinancing with long term fixed rate products obtained from other financial intermediaries.

FINANCIAL CONDITION

Total assets at September 30, 2003 were $782,951,000 compared to $779,080,000 at December 31, 2002, an increase of $3,871,000 (.50%). Deposits increased $5,146,000 (.77%) to $672,492,000 at September 30, 2003, compared to $667,346,000 at December 31, 2002, while Notes payable decreased $5,205,000 (12%) to $37,394,000 at September 30, 2003 from $42,599,000 December 31, 2002, as a result of a $5,000,000 Federal Home Loan Bank advance payoff. Loans outstanding increased $20,246,000 (3.34%) from $606,815,000 at December 31, 2002 to $627,061,000 at September 30, 2003.

Cash surrender value of life insurance increased from $1,374,000 at the end of 2002 to $8,997,000 at September 30, 2003 as a result of an investment of $7,501,000 in Bank owned life insurance (“BOLI”) policies. Related to that investment, the Company has added certain employee benefit plans in the third quarter of 2003. Management anticipates that the annual cost of the added employee benefit plans will be in the range of $125,000 to $150,000, after tax, and that the anticipated incremental earnings of the insurance policies, compared to the prior investments, will offset this cost.

On December 31, 2002 the Bank held $73,318,000 or 9.4% of its total assets in cash and cash equivalents. While this liquidity position offered the Bank flexibility, it was more liquid than the Bank had traditionally positioned its balance sheet. In 2002 and 2001 cash and cash equivalents had averaged between 5%-6% of average assets. This increased liquidity was higher than desired from a profitability standpoint. Throughout 2003 the Bank has worked to deploy this liquidity through the growth in loans, the investment in Bank owned life insurance (BOLI) and the reduction in borrowings. The result of this liquidity redeployment was a drop in cash and cash equivalent balances to $57,719,000 or 7.4% of total assets on September 30, 2003. In addition to the drop in cash and cash equivalents these initiatives were funded by a decrease in held for sale loans and traditional growth in the deposit base and earnings.

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $6,134,000 in 2002 to $7,266,000 in 2003, an increase of $1,132,000 (18%). Net income for the quarter ended September 30,2003 was $2,521,000 ($.42 per share), compared to $2,187,000 ($.37 per share) during the same period of 2002, an increase of $334,000 (15%). The 2003 results reflect the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) on November 22, 2002. Driven by the exceptionally high level of gains on the sale of mortgage loans, as a result of the refinance business with the current low rate environment, the largest percentage increase in revenue was seen in non-interest income, which increased $3,369,000 or 91% to $7,052,000 for the nine month ended September 30, and increased $1,044,000 or 70% for the third quarter of 2003 compared to the same period of 2002.

NET INTEREST INCOME

Net interest income increased $1,376,000 (26%) in the third quarter of 2003 over the same period in 2002, while the year-to-date total increased $3,905,000 (25%) from $15,906,000 in 2002 to $19,811,000 in 2003. The large increase in the net interest income was the result of the growth in earning assets and interest bearing liabilities associated with both the PBNK transaction and the growth experienced since the end of the third quarter of 2002, and was offset with a decline in the net interest margin to 3.83% in the third quarter of 2003 from 4.28% for the same period in 2002. The decline in the net interest margin was the result of the historically low current interest rate environment and the balance sheet changes associated with the PBNK transaction. Although the Bank currently has more interest bearing transaction accounts, that can be repriced immediately, than assets that are immediately repriceable, lower interest rates would not have a positive impact on earnings. The rates on these interest bearing transactions accounts can not drop appreciably lower than their current levels, and the value of net free funds (earning assets funded by non interest bearing liabilities) drops as rates fall. In any rate environment the net interest margin would benefit from an increase in loan demand. The net effect of the balance sheet changes from the PBNK transaction was an increase in liquidity that led to a higher percentage of short-term investments to earning assets compared to a year ago, and a higher level of non-earning assets in the form of fixed assets and goodwill. As a result of these changes, the average interest-earning assets to interest-bearing liabilities ratio has decreased from 119.28% on average balances through nine months ended September 30, 2002 to 112.39% for the same period in 2003.

The reduction of the balances in cash and cash equivalents and the resulting changes to the mix of assets on the Banks balance sheet throughout 2003 has helped improve the net interest margin in 2003, from 3.71% for the second quarter of 2003 to 3.83% for the third quarter 2003. These mix changes have also helped slow the reduction on net interest income as a result of rate decreases. As seen on the volume/rate analysis, net interest income decreased $652,000 in the second quarter of 2003 as a result of rate changes from 2002, while the third quarter only decreased $265,000 as the result of rate changes.

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

Table 1- Average Balance Sheet Rates for Three Months Ended September 30, 2003 and 2002 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2003			Three Months ended September 30, 2002
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$621,657	$9,221	5.88%	$453,063	$7,713	6.75%
Securities (2)	64,555	465	2.86	48,752	644	5.24
Other interest-earning assets	22,049	80	1.44	4,448	48	4.28

Total interest-earning assets	708,261	9,766	5.47	506,263	8,405	6.59

Non-interest-earning assets	75,605			32,211

Total assets	$783,866			$538,474

Interest-bearing liabilities:
Transaction accounts	319,070	656.82		223,442	1,063	1.89
Time deposits	262,639	1,879	2.84	177,066	1,704	3.82
Borrowings	43,315	393	3.60	24,863	180	2.87

Total interest-bearing liabilities	625,024	2,928	1.86	425,371	2,947	2.75

Non-interest-bearing liabilities	94,076			57,957

Total liabilities	719,100			483,328

Shareholders’ equity	64,766			55,146

Total liabilities and shareholders’ equity	$783,866			$538,474

Net interest income		$6,838			$5,458

Interest rate spread			3.61%			3.84%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.83%			4.28%

Average interest-earning assets to interest-bearing liabilities	113.32%			119.02%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% and 34% tax rate for 2003 and 2002 respectively. The tax equivalent adjustment was $76,000 and $72,000, in 2003 and 2002 respectively.

Table 2- Average Balance Sheet Rates for Nine Months Ended September 30, 2003 and 2002 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2003			Nine Months ended September30, 2002
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
				(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$615,710	$28,073	6.10%	$434,044	$22,658	6.98%
Securities (2)	70,312	1,620	3.08	50,386	2,043	5.42
Other interest-earning assets	21,769	261	1.60	4,873	143	3.92

Total interest-earning assets	707,791	29,954	5.66	489,303	24,844	6.79

Non-interest-earning assets	70,420			29,828

Total assets	$778,211			$519,131

Interest-bearing liabilities:
Transaction accounts	317,398	2,558	1.08	210,855	2,778	1.76
Time deposits	267,283	6,144	3.07	176,337	5,432	4.12
Borrowings	45,080	1,207	3.58	23,038	507	2.94

Total interest-bearing liabilities	629,761	9,909	2.10	410,230	8,717	2.84

Non-interest-bearing liabilities	86,338			55,416

Total liabilities	716,099			465,646

Shareholders’ equity	62,112			53,485

Total liabilities and shareholders’ equity	$778,211			$519,131

Net interest income		$20,045			$16,127

Interest rate spread			3.56%			3.95%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.79%			4.41%

Average interest-earning assets to interest-bearing liabilities	112.39%			119.28%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% and 34% tax rate for 2003 and 2002 respectively. The tax equivalent adjustment was $234,000 and $221,000, in 2003 and 2002 respectively.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended September 30,2003 Compared to Three months ended September 30, 2002			Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$2,575	$(1,067)	$1,508	$8,585	$(3,170)	$5,415

Securities	168	(347)	(179)	643	(1,066)	(423)
Other interest-earning assets(1)	81	(49)	32	246	(128)	118

Total interest-earning assets	2,824	(1,463)	1,361	9,474	(4,364)	5,110

Interest expense attributable to:
Transactions accounts	341	(748)	(407)	1,099	(1,319)	(220)
Time deposits	680	(505)	175	2,332	(1,620)	712
Borrowings	158	56	213	572	128	700

Total interest-bearing liabilities	1,179	(1,198)	(19)	4,003	(2,811)	1,192

Increase (decrease) in net interest income	$1,645	$(265)	$1,380	$5,471	$(1,553)	$3,918

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $590,000 for the nine months ended September 30, 2003, a decrease of $310,000 compared to the $900,000 provision recorded during the same period in 2002. For the third quarter of 2003 the provision for loan losses was $265,000, a decrease of $115,000 compared to the $380,000 provision for the third quarter of 2002. During the nine-month period of 2003, total loans increased by $20,246,000, from $606,815,000 at December 31, 2002 to $627,061,000 at September 30, 2003, for the same period of 2002 total loans increased $45,983,000. Non-performing loans decreased slightly, to $4,143,000 or .66% of total loans outstanding at September 30, 2003, compared to $4,173,000 or .68% at December 31, 2002. Net charge-offs, year to date 2003 were $408,000 or .09% on an annualized bases to average loans, compared to the $342,000 and .11% for the first nine months of 2002. These charge-offs ratios are well below industry average and the .09% for 2003 is below the Bank’s charge-off ratio of .10% for the entire year of 2002. The allowance for loan losses was 159% of non-performing loans on September 30, 2003 compared to 154% at the end of 2002 and 258% at September 30, 2002. The decreases in non-performing loans accompanied with the stable annual charge-off levels and allowance to non-performing loan ratios led to the decline in the provision from 2002. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the change in credit quality, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Balance of allowance at beginning of period	$6,539	$4,689	$6,408	$4,244
Recoveries of loans previously charged off:
Commercial loans	1	1	4	8
Consumer loans	3	1	20	6
Mortgage loans	1	5	1	5

Total recoveries	5	7	25	19

Loans charged off:
Commercial loans	77	100	123	107
Consumer loans	88	50	208	97
Mortgage loans	54	124	102	157

Total charge-offs	219	274	433	361

Net charge-offs	(214)	(267)	(408)	(342)
Provision for loan losses	265	380	590	900

Balance of allowance at end of period	$6,590	$4,802	$6,590	$4,802

Net charge-offs to average loans outstanding for period	.14%	.24%	.09%	.11%

Allowance at end of period to loans at end of period	1.05%	1.05%	1.05%	1.05%

Allowance to nonperforming loans at end of period	159.06%	258.31%	159.06%	258.31%

NON-INTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Non-interest income:
Service charges on fees and Deposit accounts	$907	$714	$2,670	$1,891
Gain/(loss) on securities	0	0	0	113
Gains on loans sold	955	445	2,604	744
Trust Fee Income	149	42	432	124
Bankcard transaction revenue	163	118	515	334
Other	354	165	831	477

Total non-interest income	$2,528	$1,484	$7,052	$3,683

Total non-interest income increased $3,369,000 (91%) for the first nine months of 2003 from $3,683,000 at September 30, 2002 to $7,052,000 at September 30, 2003. For the third quarter of 2003 non-interest income was up $1,044,000 (70%) to $2,528,000 compared to $1,484,000 for the same period in 2002. The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits.

The largest increase in non-interest income, for both the quarter and the nine months ending September 30, 2003, was in gains on the sale of mortgage loans, which increased $510,000 (115%) for the quarter and $1,860,000 (250%) for the nine months ending September 30, 2003 compared to the same periods in 2002. The increase was due to strong refinancing activity as a result of the current low interest rate environment. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. For the nine months ended September 30, 2003, 1,784 loans with principal balances of $232 million were sold compared to 457 loans with a principal balance of $65 million during the same period in 2002. Loans held for sale at September 30, 2003 decreased to $1,485,000 from $10,799,000 at December 31, 2002. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The level of the current refinancing business is dependent upon rates, and with rates rising on fixed rate mortgage loans, refinancing activity slowed appreciably from the beginning of the third quarter to the end of the third quarter. Further illustrating this sensitivity, as rates dropped in October the refinancing activity picked up from September, but not to the levels seen in June and July.

Service charges and fees on deposit accounts increased by $779,000 (41%) from $1,891,000 in the first nine months of 2002 to $2,670,000 for the same period in 2003, reflecting the significant increase in volume associated with the added deposits. The Bank had no gains or losses from the sale of investment securities in 2003 versus a realized gain of $113,000 on the sale of securities in the first nine months of 2002. Trust fee income increased $107,000 (255%) for the quarter and $308,000 (248%) for the nine months ending September 30, 2003 compared to the same periods of 2002. The main reason for the increase in trust revenue was the acquisition of the PBNK trust assets and customers. Bankcard transactions, which are the fees received from vendors when the banks debit cards and credit cards are used, increased by $181,000 (54%) from $334,000 in the first nine months of 2002 to $515,000 for the first nine months of 2003, reflecting the added cards associated with the PBNK transaction.

NON-INTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2003	2002	2003	2002
Non-interest expense:
Salaries and benefits	$2,459	$1,514	$7,103	$4,555
Occupancy and equipment	789	518	2,512	1,538
Data processing	318	224	964	695
Advertising	165	97	412	275
State bank taxes	183	144	549	429
Amortization of intangible assets	161	0	484	0
Other	1,192	749	3,312	2,093

Total non-interest expense	$5,267	$3,246	$15,336	$9,585

Non-interest expense increased to $15,336,000 for the first nine months of 2003 and to $5,267,000 for the third quarter of 2003 from $9,585,000 and $3,246,000 in the same periods of 2002, an increase of $5,751,000 (60%) and $2,021,000 (62%) respectively. The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees. The added staff was the largest added expense and drove the salaries and benefits increase of $2,548,000 (56%) in the first nine months of 2003 to $7,103,000 compared to $4,555,000 for the same period in 2002. Occupancy and equipment expense increased $974,000 (63%) from $1,538,000 in the first nine months of 2002 to $2,512,000 in 2003 as a result of the added banking offices, and high amount of snow removal expense in 2003. Non-interest expense includes $484,000 in the amortization of intangible assets associated with the PBNK transaction in 2003 versus $0 in 2002.

INCOME TAX EXPENSE

During the first nine months of 2003, income tax expense increased due to higher income before taxes and a higher effective tax rate of 33.56% compared to 32.62% for the first nine months 2002. The higher effective tax rate was due to a higher tax bracket associated with higher earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations.

The Bank has the ability to draw funds from the Federal Home Loan Bank and three of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $6,275,000, from $58,423,000 at December 31, 2002 to $64,698,000 at September 30, 2003. In the first nine months of 2003, the Company paid a cash dividend of $.17 per share totaling $1,015,000.

On October 8, 2001, the Company’s Board of Directors approved the repurchase and retirement of 100,000 common shares of the Company’s common stock in the over-the-counter market. As of the date of this report this authorization has expired with 99,130 shares repurchased. Any repurchases are funded, as needed, by dividends from the Bank. On September 27, 2003, the Company’s Board of Directors approved the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market, this plan ends on December 31, 2004. As of the date of this report, 5,500 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of the Trust Preferred securities, for the payment of dividends to shareholders and for general operating expenses. The FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2003, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $4 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2003, the Bank’s leverage and total risk-based ratios were 8.56% and 10.64% respectively, which exceed the well-capitalized thresholds.

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

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, “Consolidation of Variable Interest Entities, and Interpretation of ARB No. 51”. This interpretation provides new guidance for the consolidation of variable interest entities (“VIEs”) and requires such entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risk among parties involved. The interpretation also adds disclosure requirements for investors that are involved with unconsolidated VIEs. The consolidation requirements apply immediately to VIEs created after January 31, 2003 and are effective for the first fiscal year or interim period beginning after September15, 2003 for VIEs acquired before February 1, 2003. The adoption of this interpretation is not expected to have a significant impact on the Company’s financial condition or results of operations.

In April 2003, the Financial Accounting Standards board issued Statement of Financial Accounting Standards 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts. The provisions of this statement require that contracts with comparable characteristics be accounted for similarly. The provisions of SFAS no. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. Adoption of Statement No. 149 did not have any impact on the Company’s financial condition or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31,2002. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2002.

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

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2003, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Not applicable

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

None

Item5. Other Information

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

(b) Reports of Form 8-K.

BKFC filed a report on Form 8-K on July 21, 2003, disclosing under Item 9, two press releases. The first press release announced BKFC’s financial results for the second quarter of fiscal year 2003, the second press release announced a stock repurchase program.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: November 13, 2003	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: November 13, 2003	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary