Form 10-K
period 2003-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2004-03-12
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Issuer’s telephone number: (859) 371-2340

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value

(Title of Class)

Indicate by checkmark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of issuer’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ☒ No ☐

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 31, 2004 was $102,000,000.

At February 13, 2004 there were 5,980,174 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant filed, or to be filed, with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

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

The Bank of Kentucky Financial Corporation (“BKFC”) is a bank holding company that was incorporated as a Kentucky corporation in 1993 and engaged in no business activities until 1995, when BKFC acquired all of the issued and outstanding shares of common stock of The Bank of Kentucky, Inc. (the “Bank”), a bank incorporated under the laws of the Commonwealth of Kentucky (formerly named “The Bank of Boone County, Inc.”), and Burnett Federal Savings Bank (“Burnett”), a federal savings bank that was later merged into the Bank. BKFC, through the Bank, is engaged in the banking business in Kentucky.

Formed in 1990, the Bank provides a variety of community-oriented consumer and commercial financial services to customers throughout Northern Kentucky. The principal business activity of the Bank consists of accepting consumer and commercial deposits and using such deposits to fund residential and non-residential real estate loans and commercial, consumer, construction and land development loans. The Bank’s primary market area for both loans and deposits includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in Northern Kentucky.

On June 14, 2000, BKFC consummated the acquisition of the Fort Thomas Financial Corporation (“FTFC”) and its wholly owned subsidiary, the Fort Thomas Savings Bank (“FTSB”). FTFC was merged with and into BKFC and FTSB was merged with and into the Bank. Upon consummation of this acquisition, 865,592 shares of BKFC were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes.

On November 22, 2002, BKFC consummated the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky (“PBNK”). This acquisition was accounted for under the purchase method of accounting and accordingly the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value will be amortized to income and expensed over the estimated remaining lives of the related assets and liabilities

As a bank incorporated under the laws of the Commonwealth of Kentucky, the Bank is subject to regulation, supervision and examination by the Department of Financial Institutions of the Commonwealth of Kentucky (the “Department”). The Bank is also a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”).

Because BKFC’s activities have been limited primarily to holding the shares of common stock of the Bank, the following discussion of operations focuses primarily on the business of the Bank.

Lending Activities

General. As a commercial bank, the Bank offers a wide variety of loans. Among the Bank’s lending activities are the origination of loans secured by first mortgages on nonresidential real estate; loans secured by first mortgages on one- to four-family residences; commercial loans secured by various assets of the borrower; unsecured consumer loans and consumer loans secured by automobiles, boats and recreational vehicles; and construction and land development loans secured by mortgages on the underlying property.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2003		2002		2001		2000		1999
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$249,683	37.8%	$216,579	35.6%	$126,161	30.6%	$116,974	30.4%	$82,698	24.7%
One- to four-family residential real estate loans	175,492	26.5	176,546	29.1	136,194	33.1	150,222	39.1	147,316	44.1
Commercial loans	130,022	19.7	119,446	19.7	81,051	19.7	73,538	19.1	62,320	18.7
Consumer loans	19,367	2.9	19,258	3.2	14,959	3.6	12,661	3.3	11,819	3.5
Construction and land development loans	82,356	12.5	72,522	11.9	52,184	12.7	23,586	6.1	25,633	7.6
Municipal obligations	4,183	0.6	3,013	0.5	1,443	0.3	7,849	2.0	4,568	1.4

Total loans	$661,103	100.0%	$607,364	100.0%	$411,992	100.0%	$384,830	100.0%	$334,354	100.0%

Less:
Deferred loan fees	661		549		520		749		905
Allowance for loan losses	6,855		6,408		4,244		3,806		3,257

Net loans	$653,587		$600,407		$407,228		$380,275		$330,192

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2003, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2003:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total

	(Dollars in thousands)
Commercial loans	$79,408	$47,955	$2,659	$130,022
Construction and land development loans	82,356	—	—	82,356

Total	$161,764	$47,955	$2,659	$212,378

Interest sensitivity:

With fixed rates		$17,629	$88
With variable rates		30,326	2,571

Total		$47,955	$2,659

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans have terms to maturity of between 10 and 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one, three or five years based upon the interest rates of the applicable one- three or five year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

The Bank limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the “LTV”) on nonresidential real estate loans made by the Bank is 80%, subject to certain exceptions.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy, for example, or due to any other reason the borrower’s ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, the Bank generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property’s valuation.

At December 31, 2003, the Bank had a total of $250 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the Northern Kentucky metropolitan area. Such loans comprised approximately 38% of the Bank’s total loans at such date, $1,289,000 of which were nonperforming.

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

The residential real estate loans originated for the Bank’s portfolio are either one- or three-year ARMs. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%. The maximum amortization period of such loans is 30 years. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans that could lead to negative amortization. Historically, the Bank has not made fixed-rate residential mortgage loans for its portfolio. In order to meet consumer demand for fixed-rate loans, however, the Bank has originated loans for other lenders willing to accept the interest rate and credit risk.

The Bank requires private mortgage insurance for the amount of any such loan with an LTV in excess of 90%.

The aggregate amount of the Bank’s residential real estate loans equaled approximately $175 million at December 31, 2003, and represented 27% of total loans at such date. At December 31, 2003, the Bank had $1,024,000 of non-performing loans of this type.

Loans held for sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2003 these loans totaled $1,017,000.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout Northern Kentucky. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2003, the Bank had $130 million, or 20% of total loans, invested in commercial loans, $932,000 of which was non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2003, the Bank had $19 million, or 3% of total loans, invested in consumer loans, $54,000 of which was non-performing.

Construction and Land Development Loans. The Bank makes loans for the construction of residential and nonresidential real estate and land development purposes. Most of these loans are structured with adjustable rates of interest tied to changes in the Bank’s prime interest rate for the period of construction. A general contractor makes many of the construction loans originated by the Bank to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold and the preparation of land for site and project development.

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2003, a total of $82 million, or approximately 13% of the Bank’s total loans, consisted of construction and land development loans, $174,000 of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased and provide certain tax benefits for the Bank. At December 31, 2003, the Bank had $4.0 million, or 0.6% of total loans, invested in municipal obligation loans, none of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee for approval or rejection. If, however, the loan amount is in excess of $1.25 million, the loan will be submitted to the Bank’s Executive Committee for approval or rejection.

In connection with residential real estate loans, the Bank obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Bank’s Board of Directors. An environmental study of such real estate is conducted only if the appraiser has reason to believe that an environmental problem may exist.

When a residential real estate loan application is approved, a lawyer’s opinion of title is obtained in respect of the real estate, which will secure the loan. When a nonresidential real estate loan application is approved, title insurance is customarily obtained on the title to the real estate, which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

Commercial loans are underwritten primarily on the basis of the stability of the income generated by the business and/or property. For most commercial loans, however, the personal guarantees of one or more principals of the borrowers are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of the collateral, if any. The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

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

The Bank has developed a risk-rating system to quantify loan quality. The system assigns a risk rating from 1 to 9 for each loan. Classified loans are those with risk ratings of 5 or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s exposure. Losses or partial losses will be taken when they are recognized.

The Bank’s risk rating system is similar to that used by regulatory agencies. Problem assets are classified as “substandard” (risk rating 7), “doubtful” (risk rating 8) or “loss” (risk rating 9). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified “loss” is considered uncollectable and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a “special mention” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

Generally, the Bank classifies as “substandard” all loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amounts of the Bank’s classified assets at December 31, 2003, were as follows:

(In thousands)
Substandard (risk rating 7)	$674
Doubtful (risk rating 8)	1,576
Loss (risk rating 9)	0

Total classified assets	$2,250

The following table reflects the amount of loans in delinquent status as of December 31, 2003:

(In thousands)
Loans delinquent
30 to 59 days	$4,255
60 to 89 days	1,517
90 or more days	2,007

Total delinquent loans	$7,779

Ratio of total delinquent loans to total loans	1.18%

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2003, the Bank had designated $1,659 million as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate:
Nonresidential	$489	$0	$427	$344	$0
Residential	181	318	329	226	1,902
Construction	174	248	0	0	361
Commercial	622	365	198	192	0
Consumer and other	0	0	0	122	0

Total	1,466	931	954	884	2,263

Accruing loans which are contractually past due 90 days or more:
Real estate:
Nonresidential	$800	$358	0	0	0
Residential	843	2,292	2,114	3,125	899
Construction	0	324	0	0	0
Commercial	310	158	44	628	210
Consumer and other loans	54	109	41	262	161

Total	2,007	3,241	2,199	4,105	1,270

Total of non-accrual and 90 days past due loans	$3,473	$4,172	$3,153	$4,989	$3,533

Percentage of total loans	.53%	.69%	.77%	1.30%	1.06%

Other nonperforming assets(2)	$1,239	$1,754	$292	$94	$248

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan. The amount of interest that would have been recorded on non-accrual loans was insignificant.

(2)	Consists of real estate acquired through foreclosure, which is carried at the lower of cost (fair value at disclosure) or fair value less estimated selling expenses.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2003, the Bank’s allowance for loan losses totaled $6.9 million.

On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the Bank’s Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loans based on their risk rating. These components are added together and compared to the balance of our allowance at the evaluation date.

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Year ended at December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance of allowance at beginning of period	$6,408	$4,244	$3,806	$3,257	$2,897
Recoveries of loans previously charged off:
Commercial loans	5	10	49	64	13
Consumer loans	26	9	10	10	21
Mortgage loans	1	6	2	0	0

Total recoveries	32	25	61	74	34

Loans charged off:
Commercial loans	335	152	242	383	150
Consumer loans	226	211	69	78	53
Mortgage loans	114	115	93	137	158

Total charge-offs	675	478	404	598	361

Net charge-offs	(643)	(453)	(343)	(524)	(327)
Provision for loan losses	1,090	1,235	781	1,143	687
Merger adjustment	0	1,382	0	(70)	0

Balance of allowance at end of period	$6,855	$6,408	$4,244	$3,806	$3,257

Net charge-offs to average loans outstanding for period	.10%	.10%	.09%	.15%	.10%

Allowance at end of period to loans at end of period	1.04%	1.06%	1.02%	.99%	.97%

Allowance to nonperforming loans at end of period	197.38%	153.60%	134.60%	76.29%	92.19%

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Loan type
Commercial	$3,369	$3,139	$2,099	$1,757	$1,271
Real estate	2,499	2,433	1,556	1,497	1,438
Consumer, CRA and credit cards	987	836	589	552	548

Total allowance for loan losses	$6,855	$6,408	$4,244	$3,806	$3,257

The Bank increased its allowance for loan losses from $6.4 million at December 31, 2002, to $6.9 million at December 31, 2003, due primarily to the growth in the loan portfolio. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

Investment Activities

The investment policy of the Bank is both to manage the utilization of excess funds and to provide for liquidity needs of the Bank as loan demand and daily operations dictate. The Bank’s federal income tax position is a consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 10 years are considered when the net yield exceeds that of taxable securities and the Bank’s effective tax rate warrants such investments.

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2003		2002		2001
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
U.S. Government obligations	$0	$0	$0	$0	$0	$0
U.S. Government agency obligations	1,500	1,523	3,000	3,086	4,498	4,631
Municipal and other obligations	13,611	13,793	12,694	12,984	12,636	12,837

Total held-to-maturity securities	$15,111	$15,316	$15,694	$16,070	$17,134	$17,468

Available-for-sale securities:
U.S. Government obligations	$0	$0	$0	$0	$0	$0
U.S. Government agency obligations	42,717	42,924	33,218	33,770	34,855	35,164
Corporate obligations	1,500	1,500	0	0	0	0

Total available-for-sale securities	$44,217	$44,424	$33,218	$33,770	$34,855	$35,164

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2003 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one And within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Held-to-maturity:
U.S. Government obligations	0	0.00%	0	0.00%	0	0.00%	0	0.00%	0	0.00%
U.S. Government agency obligations	1,500	5.33%	0	0.00%	0	0.00%	0	0.00%	1,500	5.33%
Municipal and other obligations (1)	1,635	5.69%	9,337	4.08%	2,639	3.51%	0	0.00%	13,611	4.16%
Available for sale:
Corporate obligations	1,500	1.23%	0	0.00%	0	0.00%	0	0.00%	1,500	1.23%
U.S. Government agency obligations	19,076	1.59%	17,385	2.79%	5,062	4.00%	1,194	5.63%	42,717	2.49%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

Deposits and Borrowings

General. Deposits have traditionally been the primary source of the Bank’s funds for use in lending and other investment activities. In addition to deposits, the Bank derives funds from interest payments and principal repayments on loans and income on earning assets. Loan payments are a relatively stable source of funds, while deposit inflows and outflows fluctuate more in response to economic conditions and interest rates. The Bank has lines of credit established at its major correspondent banks to purchase federal funds to meet liquidity needs. The Bank may also borrow funds from the FHLB in the form of advances.

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2003 the Bank had $3.9 million in retail repurchase agreements.

The Bank has a mortgage payable that is secured by a parcel of real estate owned by the Bank (the “Mortgage Loan”). The Mortgage Loan has an interest rate of 9.00%, monthly payments of $2,762 and a balance of $78,000 at December 31, 2003, and $103,000 at December 31, 2002. The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank had $9 million in deposits from outside its market area as of December 31, 2003. These deposits were assumed with the PBNK transaction and will terminate by December 31, 2004.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2003:

Maturity	At December 31, 2003
(In thousands)
Three months or less	$19,902
Over 3 months to 6 months	17,804
Over 6 months to 12 months	22,985
Over 12 months	16,057

Total	$76,748

Short-Term Borrowings. In addition to repurchase agreements the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs

The following table sets forth the maximum month end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2003, 2002 and 2001, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Maximum balance at any month-end during the period	$8,347	$9,214	$11,937
Average balance	5,510	6,090	5,526
Weighted average interest rate	1.41%	2.24%	4.25%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2003	2002	2001
Short-term borrowings outstanding	$8,347	$5,880	$4,543
Weighted average interest rate	1.32%	1.56%	2.70%

Asset/Liability Management. The Bank’s earnings depend primarily upon its net interest income, which is the difference between its interest income on its interest-earning assets, such as mortgage loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. As market interest rates change, asset yields and liability costs do not change simultaneously. Due to maturity, re-pricing and timing differences of interest-earning assets and interest-bearing liabilities, earnings will be affected differently under various interest rate scenarios. The Bank has sought to limit these net income fluctuations and manage interest rate risk by originating adjustable-rate loans and purchasing relatively short-term and variable-rate investments and securities.

The Bank’s interest rate spread is the principal determinant of the Bank’s net interest income. The interest rate spread can vary considerably over time because asset and liability re-pricing do not coincide. Moreover, the long-term and cumulative effect of interest rate changes can be substantial. Interest rate risk is defined as the sensitivity of an institution’s earnings and net asset values to changes in interest rates.

The ability to maximize net interest income is largely dependent upon sustaining a positive interest rate spread during fluctuations in the prevailing level of interest rates. Interest rate sensitivity is a measure of the difference between amounts of interest-earning assets and interest-bearing liabilities, which either re-price or mature within a given period of time. The difference, or the interest rate re-pricing “gap,” provides an indication of the extent to which a financial institution’s interest rate spread will be affected by changes in interest rates. A positive gap occurs when interest-earning assets exceed interest-bearing liabilities re-pricing during a designated time frame. Conversely, a negative gap occurs when interest-bearing liabilities exceed interest-earning assets re-pricing within a designated time frame. Generally, during a period of rising interest rates, a negative gap would adversely affect net interest income, while a positive gap would result in an increase in net interest income, and during a period of falling interest rates, a negative gap would result in an increase in net interest income, while a positive gap would have the opposite effect.

In recognition of the foregoing factors, the management and the Board of Directors of the Bank have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: (i) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; (ii) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; (iii) emphasizing the origination and retention of adjustable-rate loans; and (iv) utilizing longer term certificates of deposit as funding sources when available. While management and the Board of Directors believe the foregoing steps have mitigated interest-rate risk to the maximum extent practicable, the contractual terms to maturity or repricing of the Bank’s liabilities still exceed the contractual terms to maturity or repricing of the Bank’s earning assets in twelve month period. Although the bank current is liability sensitive, lower rates would have a disproportionately negative impact on earnings, as rates on interest bearing transaction accounts can not drop appreciably lower than their current levels, while yields on earning assets still have downward potential if rates fall. Management and the Board of Directors monitor the Bank’s exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2003, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because the re-pricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond the Bank’s control. As a result, certain assets and liabilities may in fact mature or re-price at different times and in different volumes than indicated.

	Within 3 Months	4 -12 Months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$0	$0	$0	$0	$0
Interest bearing deposits with banks	1,935	0	0	0	1,935
Securities	17,551	10,278	26,723	8,895	63,447
Loans receivable (1)	294,864	91,486	268,679	5,802	660,831

Total interest-earning assets	314,350	101,764	295,402	14,697	726,213

Interest-bearing liabilities:
Savings deposits	37,629	0	0	0	37,629
Money market deposit accounts	61,536	0	0	0	61,536
NOW accounts	243,869	0	0	0	243,869
Certificates of deposit	48,413	122,496	37,818	220	208,947
IRA’s	6,789	16,993	16,316	197	40,295
Federal funds purchased	4,446	0	0	0	4,446
Repurchase agreements	3,901	0	0	0	3,901
Notes payable	17,009	28	103	20,710	37,850

Total interest-bearing liabilities	423,592	139,517	54,237	21,127	638,473

Interest-earning assets less Interest-bearing liabilities	$(109,242)	$(37,753)	$241,165	$(6,430)	$87,740

Cumulative interest-rate sensitivity gap	$(109,242)	$(146,995)	$94,170	$87,740

Cumulative interest-rate gap as a Percentage of total interest earning assets	(15.04)%	(20.24)%	12.97%	12.08%

(1)	Virtually all of the Bank’s loans are monthly amortizing adjustable-rate installment obligations and, therefore, are not subject to rollover and renewal provisions. Excludes overdrawn accounts reflected as loans.

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

Due to the Bank’s size relative to the many other financial institutions in its market area, management believes that the Bank does not have a substantial share of the deposit and loan markets. The size of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have an adverse effect upon the Bank.

Employees

As of December 31, 2003, the Bank had 167 full-time employees and 69 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation of BKFC

BKFC is a bank holding company subject to regulation by the Federal Reserve Bank (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, BKFC is required to file periodic reports with, and is subject to regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether BKFC is operating in accordance with various regulatory requirements and in a safe and sound manner. The FRB may initiate enforcement proceedings against BKFC for violations of laws or regulations or for engaging in unsafe and unsound practices, particularly if such conduct could or does adversely impact the Bank.

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

It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. See “Regulatory Capital Requirements” and “Dividend Restrictions” regarding minimum capital levels to which BKFC will be subject and regulatory limits on BKFC’s ability to pay dividends to stockholders. As a bank holding company, BKFC must notify the FRB if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC’s net worth.

Regulation of the Bank

The Bank is a Kentucky-chartered bank with Federal Deposit Insurance Corporation (“FDIC”) deposit insurance. The Bank is subject to numerous federal and state statutes and regulations regarding the conduct of its business, including maintenance of reserves against deposits; capital adequacy; restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon; restrictions on the terms of loans to officers, directors, large shareholders and their affiliates; restrictions relating to investments and other activities; and requirements regarding mergers and branching activities.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2003, the maximum the Bank could lend to any one borrower generally equaled $8.7 million and equaled $13.1 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

Generally, the Bank’s permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including the Bank, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

Regulatory Capital Requirements

The FRB has adopted risk-based capital guidelines for bank holding companies. Such companies must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Risk-Based Ratio”) of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common shareholders’ equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Risk-Based Ratio”). The remainder of total capital may consist of subordinated debt, other preferred stock and a limited amount of loan and lease loss allowances.

The FRB also has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles, and, effective April 1, 2002, portions of certain nonfinancial equity investments) (the “Leverage Ratio”) of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2003:

	At December 31, 2003
	BKFC		The Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$69,929	9.60%	$68,267	9.38%
Requirement	29,143	4.00	29,106	4.00

Excess	$40,786	5.60%	$39,161	5.38%

Total risk-based	$76,784	10.54%	$75,120	10.32%
Requirement	58,286	8.00	58,211	8.00

Excess	$18,498	2.54%	$16,909	2.32%

Leverage ratio	$69,929	8.87%	$68,267	8.67%
Requirement	31,545	4.00	31,504	4.00

Excess	$38,384	4.87%	$36,763	4.67%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank’s capital levels at December 31, 2003, meet the standards for the highest level, a “well-capitalized” institution.

Federal law prohibits a financial institution from making a capital distribution to anyone or paying management fees to any person having control of the institution if, after such distribution or payment, the institution would be undercapitalized. In addition, each holding company controlling an undercapitalized institution must guarantee that the institution will comply with its capital restoration plan until the institution has been adequately capitalized on an average during each of the four preceding calendar quarters and must provide adequate assurances of performance. The aggregate liability pursuant to such guarantee is limited to the lesser of (i) an amount equal to 5% of the institution’s total assets at the time it became undercapitalized or (ii) the amount necessary to bring the institution into compliance with all capital standards applicable to such institution at the time the institution fails to comply with its capital restoration plan.

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

At December 31, 2003, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount equal to $2.4 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review. In 2003, BKFC paid a cash dividend of $0.17 per share totaling $1,015,000.

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

The deposits of Burnett and FTSB obtained by the Bank in the mergers, which at September 30, 2003 was $123 million, including the attributed growth factor, remain insured by the SAIF. The Bank is a member of the BIF, and, at September 30, 2003, it had $529 million in deposits insured in the BIF.

The FDIC is authorized to establish separate annual assessment rates for deposit insurance each for members of the BIF and the SAIF. The FDIC may increase assessment rates for either fund if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system for both SAIF and BIF members. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.

FRB Reserve Requirements

FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $45.4 million of such accounts (subject to an exemption of up to $6.0 million), and of 10% of net transaction accounts in excess of $45.4 million. At December 31, 2003, the Bank was in compliance with this reserve requirement.

Acquisitions of Control

Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger also require regulatory approval.

Federal Home Loan Banks

The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB that consist of two components, the first is the membership component which is equal to .15% of the Bank’s total assets, the second is an activity component that is equal to 2%-4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of $3,912,000 at December 31, 2003. Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital.

Federal Taxation

BKFC. BKFC and the Bank file a consolidated federal income tax return on a calendar year basis. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

The Bank. In 2000, the Bank acquired the stock of Fort Thomas Financial Corporation. Fort Thomas Financial Corporation’s wholly owned subsidiary was Fort Thomas Savings Bank. Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $1,255,000 for Fort Thomas Financial Corporation. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $427,000. Upon acquisition, this unrecorded liability was transferred to the Bank. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $427,000 would be recorded as a liability with an offset to income tax expense.

Kentucky Taxation

The Bank. State banks are not subject to the Kentucky corporation income tax.

In 1996 the Kentucky legislature passed legislation to replace the “Bank Shares Tax” with the “Local Deposits Franchise Tax” and the “Kentucky Bank Franchise Tax”. The “Kentucky Bank Franchise Tax” is an annual tax equal to 1.1% of net capital after apportionment if applicable. The value of net capital is calculated annually by deducting from total capital an amount equal to the same percentage of the total as the book value of United States obligations bears to the book value of the total assets of the financial institution. The “Local Deposits Franchise Tax” is an annual tax of up to .025% imposed by each city and county on bank deposits within their jurisdictions.

The Kentucky property tax extends to bank deposits (“Deposits Tax”). The tax is levied at a rate of 0.001% of the amount of the deposits. It is the responsibility of the bank, not the depositor, to report and pay the Deposits Tax.

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

The license (franchise) tax is equal to $2.10 per $1,000 of total capital employed in the business. A corporation with gross income of not more than $500,000 is entitled to a credit equal to $1.40 per $1,000 of the initial $350,000 of capital employed in the business and apportioned to Kentucky. “Capital” means capital stock, surplus, advances by affiliated companies, intercompany accounts, borrowed moneys or any other accounts representing additional capital used and employed in the business. Total capital used in the business is apportioned to Kentucky according to a uniform apportionment formula.

A corporation’s taxable “capital” generally includes its stock holdings in other corporations. However, a Kentucky-domiciled corporation holding directly or indirectly stock or securities in other corporations equal to or greater than 50% of its total assets may, at the corporation’s option, be considered as one taxpayer for purposes of determining and apportioning total capital, or it may compute its capital by: (a) computing the total capital used in the business; and (b) deducting the book value of its investment in the stock and securities of any corporation in which it owns more than 50% of the outstanding stock. The term “book value” means the value as shown on financial statements prepared for book purposes as of the last day of the corporation’s calendar or fiscal year. Thus, in calculating its taxable “capital” for Kentucky license (franchise) tax purposes, BKFC will be able to deduct the book value of its investments in the stock of its wholly owned subsidiaries, i.e., the Bank.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of BKFC during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s, Common Equity and Related Stockholder Matters and Issuer Purchase of Equity Securities

BKFC’s common stock is quoted on the OTC Bulletin Board under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2003	High	Low
First Quarter	$30.00	$26.50
Second Quarter	32.25	29.00
Third Quarter	31.25	30.30
Fourth Quarter	32.00	30.35

Fiscal Year 2002	High	Low
First Quarter	$22.00	$19.00
Second Quarter	22.25	20.05
Third Quarter	25.55	20.80
Fourth Quarter	28.50	24.00

There were 5,972,049 shares of common stock of BKFC outstanding on December 31, 2003, which were held of record by 1,073 shareholders. The Board of Directors declared cash dividends of $.06 per share in March 2002, and $.07 per share in September 2002, and $.08 per share in March 2003, and $.09 per share in September 2003.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2003. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands Except Per Share Amounts) (a)	For Year Ended December 31st
	2003	2002	2001	2000	1999
Earnings:
Total Interest Income	$39,369	$33,959	$36,083	$36,247	$30,741
Total Interest Expense	12,690	12,120	17,415	19,015	14,972

Net Interest Income	26,679	21,839	18,668	17,232	15,769
Provision for Loan Losses	1,090	1,235	781	1,143	687
Noninterest Income	8,940	5,515	4,346	2,850	2,571
Noninterest Expense	20,484	13,583	11,854	12,747	9,634

Income Before Income Taxes	14,045	12,536	10,379	6,192	8,019
Federal Income Taxes	4,686	4,085	3,310	1,979	2,285

Net Income	$9,359	$8,451	$7,069	$4,213	$5,734

Per Common Share Data:
Basic Earnings	$1.57	$1.42	$1.16	$0.69	$0.94
Diluted Earnings	1.55	1.41	1.15	0.68	0.93
Dividends Paid (b)	0.17	0.13	0.10	0.08	0.04
Balances at December 31:
Total Investment Securities	$59,535	$59,464	$52,298	$52,373	$56,803
Total Loans	660,442	606,815	411,472	384,081	333,449
Allowance for Loan Losses	6,855	6,408	4,244	3,806	3,257
Total Assets	815,976	779,606	507,262	470,129	422,259
Noninterest Bearing Deposits	106,451	91,787	55,763	52,253	49,678
Interest Bearing Deposits	592,276	575,559	360,420	341,468	293,910
Total Deposits	698,727	667,346	416,183	393,721	343,588
Total Shareholders’ Equity	66,689	58,423	51,521	47,777	42,584
Other Statistical Information:
Return on Average Assets	1.19%	1.52%	1.48%	0.95%	1.45%
Return on Average Equity	14.84%	15.35%	14.05%	9.63%	14.56%
Dividend Payout Ratio (b)	10.83%	9.15%	8.62%	11.59%	4.26%
Capital Ratios at December 31:
Total Equity to Total Assets	8.17%	7.50%	10.16%	10.16%	10.08%
Tier 1 Leverage Ratio	8.87%	9.57%	10.46%	10.12%	10.73%
Tier 1 Capital to Risk-Weighted Assets	9.60%	9.40%	10.46%	11.39%	12.25%
Total Risk-Based Capital to Risk-Weighted Assets	10.54%	10.39%	12.12%	12.32%	13.19%
Loan Quality Ratios at December 31:
Allowance for Loan Losses
To Total Loans	1.04%	1.06%	1.02%	0.99%	0.98%
Allowance for Loan Losses
To Nonperforming Loans	197.38%	153.60%	136.33%	76.29%	92.19%
Net Charge-Offs to Average Net Loans	0.10%	0.10%	0.09%	0.15%	0.10%

(a)	Financial Data reflects a combination accounted for as a pooling of interest in 2000.

(b)	Dividends per share are the Company’s historical dividends.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

And the Results of Operations

December 31, 2003

MANAGEMENT OVERVIEW

The business of The Bank of Kentucky Financial Corporation (“BKFC” or the “Corporation”) consists of holding and administering its interest in The Bank of Kentucky, Inc. (the “Bank”). The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, and Grant Counties in Northern Kentucky. The majority of the Corporation’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of debtors to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of the Bank’s loans.

There were two factors that had a significant impact on both the financial condition and the results of operations in 2003. The first was the impact of the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) on November 22, 2002, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. This acquisition impacted all major categories of the balance sheet and income statement and is the main source of the large percentage changes between the operating results of 2002 and 2003. The net effect to the balance sheet from the purchase, and the related issuance of $17,000,000 in trust preferred securities, was an increase in liquidity that led to a higher percentage of short-term investments to earning assets in 2003 compared to 2002, and a higher amount of non-earning assets in the form of fixed assets and goodwill. The effect of these changes is illustrated in table 1 of the discussion of financial condition. The other factor that has had a significant impact on the 2003 financial results was the historically low interest rate environment experienced during the year. The low rates had a positive effect on gains on the sale of mortgage loans and led to a $1,608,000 (122%) increase from 2002. The favorable effect low rates had on the gains on the sale of mortgage loans was offset with an unfavorable impact on net interest income. The low rate environment and the balance sheet changes associated with the PBNK acquisition were the main contributors to the compression on the interest margin from 4.28% for 2002 to 3.79% in 2003. The low rates and the accompanied slow economy also impacted loan growth. While commercial loan originations were steady throughout 2003, loan growth in the first half of 2003 was offset by a number of large commercial loans that paid off. These pay offs slowed considerably after mid year 2003, and as a result 90% ($48,243,000) of the year’s loan growth came after June 30, 2003. The commercial loans that paid off in the first half of 2003 were primarily commercial customers who paid off variable rate loans, which the Bank holds in its loan portfolio, and took advantage of the low rates to refinance with their loan with long term fixed rate products obtained from other financial intermediaries. The Bank has chosen not to take the interest rate risk associated with holding long term fixed rate loans on its balance sheet.

CRITICAL ACCOUNTING POLICIES

BKFC has prepared all of the consolidated financial information in this report in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). In preparing the consolidated financial statements in accordance with U.S. GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of BKFC’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in materially different amounts to be reported if conditions or underlying circumstances were to change. For further discussion of the allowance for loan losses and a description of the methodology management uses in determining the adequacy of the allowance see the “Provision for Loan Losses” section below.

FINANCIAL CONDITION

Total assets at December 31, 2003 were $815,976,000 compared to $779,606,000 at December 31, 2002, an increase of $36,370,000 (5%). An increase of $53,627,000 (9%) in the Loan portfolio was offset with a $30,968,000 (100%) decrease in short-term investments. These changes reflect the redeployment of assets acquired in the PBNK transaction. Growth in the Commercial and Commercial real estate loan portfolio’s ($43,680,000 or 13%) and the Construction portfolio ($9,834,000 or 14%) was offset with a drop in the Residential mortgage loan portfolio ($1,054,000 or 1%). The drop in the Residential portfolio was the result of consumers paying off their adjustable rate loans, which the Bank holds in its portfolio, and moving to fixed rate products, which the Bank sells for a fee in the secondary market. The majority of the asset growth was funded by an increase in deposits of $31,381,000 (5%) to $698,727,000 at December 31, 2003, compared to $667,346,000 at December 31, 2002. Fed Funds purchased increased 100% to $4,446,000 at year end 2003 compared to $0 at the end of 2002, while Notes payable decreased $5,275,000 (12%) to $37,850,000 at December 31, 2003 from $43,125,000 December 31, 2002, as a result of a $5,000,000 Federal Home Loan Bank advance payoff.

Cash surrender value of life insurance increased from $1,374,000 at the end of 2002 to $11,621,000 at December 31, 2003 as a result of an investment of $10,024,000 in Company owned life insurance (“COLI”) policies. Related to that investment, the Company added certain employee benefit plans in the third quarter of 2003. The annual after tax cost of the added employee benefit plans was $45,000 in 2003 and is anticipated to be $146,000 in 2004. Management anticipates incremental earnings of the insurance policies, compared to the prior investments, will offset this cost.

On December 31, 2002, the Bank held $30,968,000 or 3.9% of its total assets in short-term investments. While this liquidity position offered the Bank flexibility, it was higher than the Bank had traditionally positioned its balance sheet, and was higher than desired from a profitability standpoint. Short-term investments yielded 1.35% in 2003 versus loans, which yielded 6.02%. Throughout 2003, the Bank worked to deploy this liquidity through the growth in loans, the investment in Company owned life insurance (COLI) and the reduction in longer-term borrowings. The result of this liquidity redeployment was a drop in short term investments to $0 and an increase in Fed Funds purchased to $4,446,000 on December 31, 2003.

The following table illustrates the changes in the average assets of the Bank in 2003 compared to prior years as a result of the PBNK acquisition. While short-term investments were fully deployed by year-end 2003, they represented 4.5% of the banks average assets in 2003 compared to 1.5% and 1.5% in 2002 and 2001 respectively. The percentage of assets invested in premises and equipment grew from 1.2% in 2002 to 2.1% in 2003, and goodwill and acquisition intangibles grew to 1.8% of average assets in 2003, versus .3% and 0% in 2002 and 2001 respectively. All of these changes had a negative effect on the net interest margin and earnings of the Bank in 2003.

Table 1- Average Assets 2003, 2002 and 2001

	2003	As a % of total assets	2002	As a % of total assets	2001	As a % of total assets
Average Assets:
Cash and Due from banks	$37,098	4.7%	$24,885	4.5%	$18,522	3.9%
Short term Investments	35,480	4.5%	8,521	1.5%	7,121	1.5%
Other interest-earning assets	5,757.8%		4,168.8%		3,452.7%
Securities	48,103	6.1%	49,699	9.0%	51,057	10.6%
Loans(net of allowance for loan losses)	615,814	78.5%	452,276	81.6%	387,844	80.9%
Premises and Equipment	16,394	2.1%	6,896	1.2%	6,141	1.3%
Goodwill and Acquisition intangibles	13,926	1.8%	1,599.3%		0.0%
Cash Surrender Value of life insurance	5,497.7%		1,366.2%		1,316.3%
Other Assets	6,176.8%		4,712.9%		3,757.8%

Total Average Assets	$784,245	100.0%	554,122	100.0%	$479,210	100.0%

RESULTS OF OPERATIONS

SUMMARY

Net income was $9,359,000 for the year ended December 31, 2003 compared to $8,451,000 in 2002, an increase of $908,000 (11%). Net income for the year ended December 31, 2002 increased $1,382,000 (20%) from the $7,069,000 recorded in 2001. The 2003 results reflect the full year effect of the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) on November 22, 2002. Driven by the exceptionally high level of gains on the sale of mortgage loans, as a result of the refinance business with the low rate environment experienced in 2003, the largest percentage increase in revenue was seen in non-interest income, which increased $3,425,000 or 62% to $8,940,000 for 2003 compared to $5,515,000 in 2002, and $4,346,000 in 2001. The increases seen in non-interest income were offset with compression of the Net Interest Margin, which decreased to 3.79% in 2003 from 4.28% in 2002 and 4.22% in 2001.

NET INTEREST INCOME

Net interest income grew to $26,679,000 in 2003, an increase of $4,840,000 (22%) over the $21,839,000 earned in 2002. The large increase in the net interest income was the result of the growth in earning assets and interest bearing liabilities associated with both the PBNK transaction and the growth experienced in 2003, and was offset with a decline in the net interest margin to 3.79% in 2003 from 4.28% in 2002. The decline in the net interest margin was the result of the historically low current interest rate environment and the balance sheet changes associated with the PBNK transaction. As can be seen in table 3, net interest income was positively impacted by the volume additions to the balance sheet by $6,244,000 in 2003, however these gains were offset by the rate variance which had an $1,389,000 negative impact on net interest income.

The rates that are currently being paid on interest bearing transaction deposits are at such a level that although the Bank currently has more of these interest bearing transaction accounts that can be repriced immediately than assets that are immediately repriceable, lower interest rates would not have a positive impact on earnings. The rates on these deposits cannot drop appreciably lower than their current levels. The low rates also have a negative effect on the value of net free funds (earning assets funded by non interest bearing liabilities), which drop as rates fall. The level of net free funds has also dropped as a result of the balance sheet changes in 2003 associated with the PBNK acquisition. As table 2 shows, the average interest-earning assets to interest-bearing liabilities ratio has decreased from 117.59% on average balances in 2002 to 112.60% in 2003. The Bank expects this ratio to increase with balance sheet growth, which will leverage the acquired fixed assets and goodwill and purchase intangibles. The effect of the low rates and the balance sheet changes can be seen in table 2 which shows the positive effect of net free funds on the net interest margin has fallen from .71% in 2001 to .23% in 2003.

Net interest income in 2002 increased $3,171,000 (17%) over the $18,688,000 earned in 2001. The increase was driven by volume, with average earning assets and average interest-bearing liabilities growing by 14% and 16% respectively. The net interest margin increased to 4.28% in 2002 from 4.22% in 2001. The increase was due to an increase in the net interest spread to 3.86% in 2002 from 3.51% in 2001, which was partially offset with a decrease in the effect on net free funds to .42% in 2002 from .71% in 2001.

Tables 2 illustrates the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 3 describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 2- Average Balance Sheet Rates 2003, 2002 and 2001 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2003			2002			2001
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$622,346	$37,453	6.02%	$454,887	$31,329	6.89%	$390,546	$32,950	8.44%
Securities (2)	48,103	1,661	3.45	49,699	2,631	5.29	51,057	2,980	5.84
Other interest-earning assets	41,237	560	1.36	12,689	289	2.28	10,572	585	5.53

Total interest-earning assets	711,686	39,674	5.57	517,275	34,249	6.62	452,175	36,515	8.08

Non-interest-earning assets	72,559			36,989			27,035

Total assets	$784,245			$554,264			$479,210

Interest-bearing liabilities:
Transaction accounts	323,837	3,276	1.01	227,587	3,919	1.72	178,010	6,335	3.56
Time deposits	264,056	7,831	2.97	187,448	7,409	3.95	184,031	10,226	5.56
Borrowings	44,148	1,583	3.59	24,846	792	3.19	18,660	854	4.58

Total interest-bearing liabilities	632,041	12,690	2.01	439,881	12,120	2.76	380,701	17,415	4.57

Non-interest-bearing liabilities	89,117			59,327			49,863

Total liabilities	721,158			499,208			430,564
Shareholders’ equity	63,087			55,056			48,646

Total liabilities and shareholders’ equity	$784,245			$554,264			$479,210

Net interest income		$26,984			$22,129			$19,100

Interest rate spread			3.56%			3.86%			3.51%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.79%			4.28%			4.22%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.23%			.42%			.71%

Average interest-earning assets to interest-bearing liabilities	112.60%			117.59%			118.77%

(1)	Includes non-accrual loans.

(2)	Income presented on a tax equivalent basis using a 35% tax rate in 2003 and a 34% rate in 2002 and 2001.

The tax equivalent adjustment was $305,000, $290,000, and $432,000, in 2003, 2002, and 2001 respectively.

Table 3-Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease) Due to			Increase (Decrease) due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Loans receivable	$10,449	$(4,325)	$6,124	$4,957	$(6,578)	$(1,621)
Securities	(82)	(888)	(970)	(78)	(271)	(349)
Other interest-earning assets(1)	428	(157)	271	100	(396)	(296)

Total interest-earning assets	10,795	(5,370)	5,425	4,979	(7,245)	(2,266)

Interest expense attributable to:
Transactions accounts	1,311	(1,954)	(643)	1,445	(3,861)	(2,416)
Time deposits	2,559	(2,137)	422	187	(3,004)	(2,817)
Borrowings	681	110	791	238	(300)	(62)

Total interest-bearing liabilities	4,551	(3,981)	570	1,870	(7,165)	(5,295)

Increase (decrease) in net interest income	$6,244	$(1,389)	$4,855	$3,109	$(80)	$3,029

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,090,000 for the year ended December 31, 2003, compared to $1,235,000 for 2002. The decrease of $145,000 (12%) reflected the stable credit quality of the loan portfolio. For the year 2003, net charge offs were $643,000 or .10% of average loan balances compared to 2002 figures of $453,000 or .10% of average loan balances. Total non-accrual loans and loans past due 90 days or more were $3,473,000 (.53% of loans outstanding) at December 31, 2003 compared to $4,173,000 (.68% of loans outstanding) at December 31, 2002. As the non-performing loan balances decreased the ratio of the allowance to nonperforming loans (coverage ratio) increased from 154% at the end of 2002 to 197% at the end of 2003. The provision for loan losses of $1,235,000 in 2002 was $454,000 higher than the $781,000 in 2001 and reflected the growth in the loan portfolio, net of the PBNK transaction, and brought the allowance for loan losses to the level indicated in management’s quarterly analysis. To reflect their fair value, PBNK loans were recorded net of an allowance for loan losses that in management’s judgment, fairly reflected the probable incurred losses of the portfolio. Net charge-offs for 2002 increased to $453,000, compared to $343,000 in 2001, while the net charge-off to average loan ratio was relatively stable at .10% and .09% respectively. Total non-accrual loans and loans past due 90 days or more increased to $4,172,000 (.68% of loans outstanding) at December 31, 2002 compared to $3,153,000 (.77% of loans outstanding) at year end 2001. The charge-off ratios experienced over the last three years, .10%, .10% and .09% were well below industry averages and the percentage of non-performing loans to total loans has improved over the last three years from .77% on December 31, 2001 to .53% on December 31, 2003. Management continues to monitor the loan portfolio closely and believes the reduction in the provision for loan losses is directionally consistent with the reduction in non-performing loans, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

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

Table 4 analysis of the allowance for losses for the periods indicated:

	Year ended at December 31,
	2003	2002	2001	2000	1999
	(Dollars in thousands)
Balance of allowance at beginning of period	$6,408	$4,244	$3,806	$3,257	$2,897
Recoveries of loans previously charged off:
Commercial loans	5	10	49	64	13
Consumer loans	26	9	10	10	21
Mortgage loans	1	6	2	0	0

Total recoveries	32	25	61	74	34

Loans charged off:
Commercial loans	335	152	242	383	150
Consumer loans	226	211	69	78	53
Mortgage loans	114	115	93	137	158

Total charge-offs	675	478	404	598	361

Net charge-offs	(643)	(453)	(343)	(524)	(327)
Provision for loan losses	1,090	1,235	781	1,143	687
Merger adjustment	0	1,382	0	(70)	0

Balance of allowance at end of period	$6,855	$6,408	$4,244	$3,806	$3,257

Net charge-offs to average loans outstanding for period	.10%	.10%	.09%	.15%	.10%

Allowance at end of period to loans at end of period	1.04%	1.06%	1.02%	.99%	.97%

Allowance to nonperforming loans at end of period	197.38%	153.60%	134.60%	76.29%	92.19%

NONINTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
	2003	2002	2001	2003/2002	2002/2001
Non-interest income:
Service charges and fees	$3,502	$2,666	$1,959	31%	36%
Gain on sale of securities	0	113	93	(100)	22
Gains on sale of real estate loans	2,924	1,316	1,015	122	30
Trust Fee Income	622	213	135	192	58
Bankcard transaction revenue	669	478	365	40	31
Other	1,223	729	779	68	(6)

Total non-interest income	$8,940	$5,515	$4,346	62%	27%

Total non-interest income increased $3,425,000 (62%) in 2003 from $5,515,000 in 2002 to $8,940,000 in 2003. The 2003 figures reflect the effects of the PBNK transaction, which added eight banking offices, sixty-two employees, $140 million in loans and $162 million in deposits. The largest increase in non-interest income, for 2003, was in gains on the sale of mortgage loans, which increased $1,608,000 (122%) in 2003 from $1,316,000 in 2002 to $2,924,000 in 2003. The increase was due to strong refinancing activity as a result of the low interest rate environment experienced in 2003. The Bank originates fixed rate first mortgage loans and sells them, service released, into the secondary market. For the twelve months ended December 31, 2003, $263 million of loans were sold compared to $114 million sold during the same period in 2002. Loans held for sale at December 31, 2003 decreased to $1,017,000 from $10,799,000 at December 31, 2002. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The level of the refinancing business is dependent upon rates, and with rates rising on fixed rate mortgage loans in the second half of 2003, the refinancing activity slowed appreciably. Likewise if rates remain stable in 2004, the result will likely be a reduction in these fees from 2003 to 2004.

Service charges and fees on deposit accounts increased by $836,000 (31%) from $2,666,000 in 2002, to $3,502,000 in 2003, reflecting the significant increase in volume associated with the added deposits. The Bank had no gains or losses from the sale of investment securities in 2003 versus a realized gain of $113,000 on the sale of securities in 2002. Trust fee income increased $409,000 (192%) in 2003 compared 2002. The main reason for the increase in trust revenue was the acquisition of the PBNK trust assets and customers. At year-end 2003, total trust assets stood at $197 million compared to $150 million at the end of 2002. The addition of the PBNK trust department added approximately $86 million in trust assets in November of 2002. Bankcard transactions, which are the fees received from vendors when the Bank’s debit cards and credit cards are used, increased by $191,000 (40%) from $478,000 in 2002 to $669,000 in 2003, reflecting the added cards associated with the PBNK transaction. The growth in the bankcard transactions fees were slowed in 2003 as a result of an industry wide legal settlement which effectively reduced the fee percentage that banks may receive from customers using the bank’s debit and credit cards. Management believes this settlement will also slow the growth of this revenue in 2004 as this reduction in fees went into effect mid-year of 2003.

Total noninterest income increased by $1,169,000 (27%) to $5,515,000 for 2002, compared to $4,346,000 for 2001. The mortgage refinancing activity remained strong in 2002 and led to the increased gains on sales of real estate loans of $301,000 (30%) to $1,316,000 compared to $1,015,000 in 2001. This income results from the sale, service released, of fixed-rate residential real estate mortgage loans. During 2002, the principal balance of loans originated for sale increased due to the continued low rate environment to $114 million, compared to $90 million in 2001. Service charges on deposits increased $707,000 (36%) to $2,666,000 for 2002, compared to $1,959,000 for 2001. This was due to both an increase in the service charge assessed on deposit accounts and an increase in the number of accounts. Trust fee income, part of other noninterest income, increased $78,000 (58%) to $213,000 for 2002, compared to $135,000 for 2001. At year-end 2002, total trust assets stood at $150 million compared to $28 million at the end of 2001. The addition of the PBNK trust department added approximately $40,000 in trust fees and $86 million in trust assets in 2002. Gains from the sale of investments were $113,000 in 2002, compared to $93,000 for 2001.

NONINTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
	2003	2002	2001	2003/2002	2002/2001
Non-interest expense:
Salaries and employee benefits	$9,445	$6,482	$5,475	46%	18%
Occupancy and equipment	3,387	2,145	2,001	58	7
Data processing	1,278	907	857	41	6
Advertising	525	411	366	28	12
ATM processing fees	845	708	510	19	39
Outside service fees	644	390	352	65	11
State bank taxes	763	584	532	31	10
Amortization of intangible assets	645	37	0	NM	NM
Other	2,952	1,919	1,761	54	9

Total non-interest expense	$20,484	$13,583	$11,854	51%	15%

Noninterest expense increased $6,901,000 (51%) to $20,484,000 for 2003, compared to $13,583,000 in 2002. The 2003 figures reflect the full year effect of the PBNK transaction, which added eight banking offices and sixty-two employees. The added staff was the largest added expense and drove the salaries and benefits increase of $2,963,000 (46%) in 2003 to $9,445,000 compared to $6,482,000 in 2002. Occupancy and equipment expense increased $1,242,000 (58%) from $2,145,000 in 2002 to $3,387,000 in 2003 as a result of the added banking offices. Contributing to the increase in outside service fees in 2003, $254,000 or 65%, was the asset management fees associated with the addition of the PBNK trust assets. Non-interest expense includes $645,000 in the amortization of intangible assets associated with the PBNK transaction in 2003 versus $37,000 in 2002. With a full year of the effect of PBNK transaction included in the 2003 expenses, management feels that expense growth in 2004 will return to historical levels of between 7% to 10%.

Noninterest expense increased $1,729,000 (15%) to $13,583,000 for 2002, compared to $11,854,000 in 2001. A significant portion of the increase in expense can be attributed to the PBNK transaction. The operating expenses associated with this transaction began as of November 22, 2002. The largest increases were seen in salaries and employee benefits $1,007,000 (18%), Occupancy and equipment expense $144,000 (7%) and ATM cost $198,000 (39%). The increase in salaries and employee benefits was due to the increased staffing associated with the PBNK transaction, additional staffing associated in the growth outside the PBNK transaction and annual merit increases. Contributing to the increases in occupancy and equipment was the cost of running eight additional locations for over a month. Contributing to the ATM expenses was a $100,000 charge for converting PBNK debit card customers and ATM machines to the banks processor. Exclusive of the added amortization of the intangible assets associated with the PBNK transaction.

TAX EXPENSE

Federal income tax expense increased $601,000 (15%) to $4,686,000 for 2003 compared to $4,085,000 for 2002, due to the increase in earnings and an increase in the corporate tax bracket from 34% to 35% due to higher earnings. The effective tax rate was 33.4% for 2003, which was an increase of .8% from 32.6% in 2002.

Federal income tax expense increased $775,000 (23%) to $4,085,000 for 2002 compared to $3,310,000 for 2001, due primarily to an increase in earnings. The effective tax rate was 33% for 2002, which was an increase of .1% from 32% in 2001. The increase in the effective rate was primarily the result of a smaller percentage of tax-free income to total income in 2002 versus 2001.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 7 presents, as of December 31, 2003, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contacts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient plus the unamortized premium on the FHLB advances.

Table 7- Contractual obligations (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years

FHLB advances	$19,940	—	—	$4,000	$15,940
Subordinated debentures	17,526	—	—	—	17,526
Other notes payable	384	37	51	52	244
Lease commitments	4,480	795	1,293	784	1,608

Total	$42,330	$832	$1,344	$4,836	$35,318

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Corporation’s consolidated balance sheets. Table 8 presents, as of December 31, 2003, the Bank’s significant off-balance sheet commitments.

Lease commitments represent the total minimum lease payments under noncancelable leases.

Table 8 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Unused lines of credit and loan commitments	$167,558	$119,995	$6,927	$3,228	$37,408
Standby letters of credit	42,213	13,524	20,854	5,297	2,538
FHLB letters of credit	64,300	64,300	—	—	—

Unused lines of credit and loan commitments assure a borrower of financing for a specified period of time at a specified rate. The risk to the Bank under such commitments is limited to the terms of the contracts. For example, the Bank may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants. An approved, but unfunded, loan commitment represents a potential credit risk once the funds are advance to the customer. The unused lines of credit and loan commitments also represent a future cash requirement, but this cash requirement will be limited since many commitments are expected to expire or be only partially used.

Stand-by letters of credit represent commitments by the Bank to repay a third-party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing stand-by letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, the letters of credit could present an immediate cash requirement if the obligations require funding.

The Bank maintains letters of credit from the FHLB to collateralize public funds deposits. These letters of credit reduce the Bank’s available borrowing line at the FHLB.

Further discussion of the Bank’s contractual obligations and off-balance sheet activities is included in Note 14 of the Corporation’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. BKFC will need to have funds available to meet its quarterly payment obligations under the subordinated debentures. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2003, the Bank funded its loan growth with a reduction in short-term investments and growth in deposits. At December 31, 2003, the Bank’s customers have available $176,420,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $27,196,000. Historically, many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, the Bank has $44,424,000 of securities designated as available-for-sale and an additional $3,135,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2003 to meet known and potential obligations.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2003, BKFC paid cash dividends of $.17 per share totaling $1,015,000.

The FDIC has issued regulations that relate a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2003, BKFC’s leverage and total risk-based capital ratios were 8.87% and 10.54%, respectively, which exceed all required ratios established for bank holding companies.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

Market risk is the risk of loss arising from adverse changes in the fair value of financial instruments due to interest rate risk, exchange rate risk, equity price risk or commodity price risk. The Bank does not maintain a trading account for any class of financial instrument and is not currently subject to foreign currency exchange rate risk, equity price risk or commodity price risk. The Bank’s market risk is composed primarily of interest rate risk.

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and /or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. Although the Bank currently is in a negative gap balanced position, $4,644,000 (0.63%), lower interest rates would have a disproportionately negative impact on earnings, as rates on interest bearing transactions accounts can not drop appreciably lower than their current levels, while yields on earning assets still have downward potential if rates fall.

At December 31, 2003, BKFC’s twelve-month interest rate gap position was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $4,644,000 (0.63% of interest earning assets). At December 31, 2002, the one-year interest rate gap was negative $24,738,000 (3.5% of interest earning assets). An assumption contributing to this result is that all NOW and savings accounts can be changed within two years if market rates change. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

The Bank’s asset/liability management policy establishes guidelines governing the amount of interest income at risk, market value at risk and parameters for the gap position. Management continually monitors these risks through the use of gap analysis and the earnings simulation model. The simulation model is used to estimate and evaluate the impact of changing interest rates on earnings and market value. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the December 31, 2003 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The changes in market values for these rate assumptions are within the Bank’s acceptable ranges. The assumptions used in the simulation are inherently uncertain and, as a result, the model cannot precisely measure future net interest income. Actual results will differ from the model’s simulated results due to timing, frequency of interest rate changes as well as changes in changes in various management strategies.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	.43%
Increase 100 bp	.33
Decrease 100 bp	(2.03)
Decrease 200 bp	(9.02)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2003 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter:

Table 9-Balance sheet repricing data (in thousands)

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value
Repricing in:
Interest bearing time Deposits	1,935	—	—	—	—	—	1,935	1,935
Average Interest Rate	.90%	—	—	—	—	—	—	—
Securities	23,917	2,796	12,813	7,503	3,611	8,895	59,535	59,740
Average Interest Rate	1.79%	2.82%	2.70%	2.95%	2.65%	4.07%	—	—
FHLB Stock	3,912	—	—	—	—	—	3,912	3,912
Average Interest Rate	4.00%	—	—	—	—	—	—	—
Loans	386,350	91,314	134,246	17,980	25,139	5,802	660,831	666,757
Average Interest Rate	4.72%	6.36%	5.56%	5.89%	5.27%	7.20%	—	—
Liabilities
Savings, NOW, MMA	343,034	—	—	—	—	—	343,034	343,034
Average Interest Rate	.86%	—	—	—	—	—	—	—
CD’s and IRA’s	194,691	25,789	10,397	4,790	13,158	417	249,242	254,008
Average Interest Rate	2.52%	2.99%	3.86%	4.65%	3.05%	2.18%	—	—
Borrowings	8,347	—	—	—	—	—	8,347	8,347
Average Interest Rate	1.39%	—	—	—	—	—	—	—
Notes Payable	17,000	—	—	—	4,000	16,850	37,850	38,396
Average Interest Rate	4.75%	—	—	—	4.82%	2.84%	—	—

Item 8.	Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Florence, Kentucky

FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

REPORT OF INDEPENDENT AUDITORS

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with auditing standards generally accepted in the United States of America.

Crowe Chizek and Company LLC

Louisville, Kentucky

January 28, 2004

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

	2003	2002
ASSETS
Cash and due from banks	$47,321	$42,350
Federal funds sold and other short term investments	0	30,968

Total cash and cash equivalents	47,321	73,318
Interest bearing deposits with banks	1,935	2,015
Available-for-sale securities	44,424	33,770
Held-to-maturity securities (Fair value of $15,316 and $16,070)	15,111	15,694
Loans held for sale	1,017	10,799
Loans, net of allowance ($6,855 and $6,408)	653,587	600,407
Premises and equipment - net	16,246	16,242
Federal Home Loan Bank stock, at cost	3,912	3,759
Goodwill	9,397	9,329
Acquisition intangibles	4,226	4,871
Cash surrender value of life insurance	11,621	1,374
Accrued interest receivable and other assets	7,179	8,028

	$815,976	$779,606

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non interest-bearing deposits	$106,451	$91,787
Interest-bearing deposits	592,276	575,559

Total deposits	698,727	667,346
Short-term borrowings	8,347	5,880
Notes payable	37,850	43,125
Accrued expenses and other liabilities	4,363	4,832

	749,287	721,183
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 5,972,049 (2003) and 5,953,849 (2002) shares issued	3,098	3,098
Additional paid-in capital	10,528	10,379
Retained earnings	52,926	44,582
Accumulated other comprehensive income	137	364

	66,689	58,423

	$815,976	$779,606

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

	2003	2002	2001
Interest income
Loans, including related fees	$37,218	$31,290	$32,773
Securities
Taxable	1,155	1,893	2,230
Tax exempt	436	487	495
Other	560	289	585

	39,369	33,959	36,083
Interest expense
Deposits	11,107	11,328	16,561
Borrowings	1,583	792	854

	12,690	12,120	17,415

Net interest income	26,679	21,839	18,668
Provision for loan losses	1,090	1,235	781

Net interest income after provision for loan losses	25,589	20,604	17,887
Noninterest income
Service charges and fees	3,502	2,666	1,959
Gain on sale of real estate loans	2,924	1,316	1,015
Gain on sale of securities	0	113	93
Trust fee income	622	213	135
Bankcard transaction revenue	669	478	365
Other	1,223	729	779

	8,940	5,515	4,346
Noninterest expense
Salaries and employee benefits	9,445	6,482	5,475
Occupancy and equipment	3,387	2,145	2,001
Data processing	1,278	907	857
Advertising	525	411	366
ATM processing fees	845	708	510
Outside service fees	644	390	352
State bank taxes	763	584	532
Amortization of intangible assets	645	37	—
Other	2,952	1,919	1,761

	20,484	13,583	11,854

Income before income taxes	14,045	12,536	10,379
Federal income taxes	4,686	4,085	3,310

Net income	$9,359	$8,451	$7,069

Per share data
Earnings per share	$1.57	$1.42	$1.16

Earnings per share, assuming dilution	$1.55	$1.41	$1.15

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2001	6,156,917	$3,098	$14,538	$(335)	$30,446	$30	$47,777
Comprehensive income
Net income	—	—	—	—	7,069	—	7,069
Change in net unrealized gain (loss), net of tax	—	—	—	—	—	174	174

Total comprehensive income							7,243
Cash dividends - $.10 per share	—	—	—	—	(609)	—	(609)
Termination of ESOP	—	—	123	335	—	—	458
Exercise of stock options	1,508	—	15	—	—	—	15
Repurchase and retirement of common shares	(163,830)	—	(3,363)	—	—	—	(3,363)

Balance December 31, 2001	5,994,595	3,098	11,313	—	36,906	204	51,521
Comprehensive income
Net income	—	—	—	—	8,451	—	8,451
Change in net unrealized gain (loss), net of tax	—	—	—	—	—	160	160

Total comprehensive income							8,611
Cash dividends - $.13 per share	—	—	—	—	(775)	—	(775)
Exercise of stock options	15,884	—	234	—	—	—	234
Repurchase and retirement of common shares	(56,630)	—	(1,168)	—	—	—	(1,168)

Balance December 31, 2002	5,953,849	3,098	10,379	—	44,582	364	58,423
Comprehensive income
Net income	—	—	—	—	9,359	—	9,359
Change in net unrealized gain (loss), net of tax	—	—	—	—	—	(227)	(227)

Total comprehensive income							9,132
Cash dividends - $.17 per share	—	—	—	—	(1,015)	—	(1,015)
Exercise of stock options	31,200	—	559	—	—	—	559
Repurchase and retirement of common shares	(13,000)	—	(410)	—	—	—	(410)

Balance December 31, 2003	5,972,049	$3,098	$10,528	$—	$52,926	$137	$66,689

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

(Dollar amounts in thousands)

	2003	2002	2001
Cash flows from operating activities
Net income	$9,359	$8,451	$7,069
Adjustments to reconcile net income to net cash from operating activities
Benefit plan amortization	—	—	458
Depreciation and amortization	1,243	675	684
Net accretion on securities	150	32	(251)
Provision for loan losses	1,090	1,235	781
Federal Home Loan Bank stock dividend	(153)	(169)	(231)
Securities gains	—	(113)	(93)
Amortization of acquisition intangibles	645	37	—
Earnings on life insurance	(223)	(17)	(74)
Gains on sales of loans	(2,924)	(1,316)	(1,015)
Proceeds from loans sold	262,742	113,800	89,600
Origination of loans held for sale	(250,036)	(117,774)	(94,094)
Net change in:
Accrued interest receivable and other assets	1,042	(1,909)	(210)
Accrued expenses and other liabilities	(469)	(603)	(48)

Net cash from operating activities	22,466	2,329	2,576
Cash flows from investing activities
Net change in interest-bearing deposits with banks	80	(2,015)	—
Proceeds from maturities and principal reductions of held-to-maturity securities	6,499	7,215	17,156
Purchase of held-to-maturity securities	(5,926)	(5,778)	(4,298)
Proceeds from maturities and sales of available-for-sale securities	42,570	20,001	26,566
Purchase of available-for-sale securities	(53,709)	(15,282)	(38,742)
Loans made to customers, net of principal collections thereon	(54,905)	(54,159)	(27,734)
Property and equipment expenditures, net	(1,290)	(515)	(542)
Purchase of Company owned life insurance	(10,024)	—	—
Investment in unconsolidated subsidiary	—	(526)	—
Net payments in acquisition	(68)	10,601	—

Net cash from investing activities	(76,773)	(40,458)	(27,594)
Cash flows from financing activities
Net change in deposits	31,819	89,468	22,462
Net change in short-term borrowings	2,467	(20,463)	13,700
Advances on notes payable	—	17,526	5,000
Payments on notes payable	(5,035)	(31)	(7,725)
Dividends paid on common stock	(1,015)	(775)	(609)
Stocks repurchase and retirement, net	(410)	(1,168)	(3,363)
Proceeds from exercise of stock options	484	184	11

Net cash from financing activities	28,310	84,741	29,476

Net change in cash and cash equivalents	(25,997)	46,612	4,458
Cash and cash equivalents at beginning of year	73,318	26,706	22,248

Cash and cash equivalents at end of year	$47,321	$73,318	$26,706

Cash paid for interest	$13,262	$11,044	$17,284
Cash paid for income taxes	4,245	4,365	3,597

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). As further discussed in Note 10, a trust that had previously been consolidated with the Company is now reported separately. Intercompany transactions are eliminated in consolidation.

Business Combinations: As described in Note 2, on November 22, 2002, the Company acquired substantially all the banking assets and assumed the deposit liabilities and liabilities associated with certain loans and contracts of Peoples Bank of Northern Kentucky. The acquisition was accounted for under the purchase method.

Description of Business: The Company provides financial services through its subsidiary which operates primarily in Boone, Campbell, Grant and Kenton counties in northern Kentucky. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution’s loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Loans Held For Sale: Loans held for sale are loans which have been closed and are awaiting delivery to these brokers. They are reported at the lower of cost or market, on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. All loans are sold servicing released such that there would be no servicing asset recognized upon the sale.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. The Bank originates loans for sale, servicing released, to secondary market brokers.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on the cash-basis or cost–recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations, and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired or loans otherwise classified as substandard or doubtful. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight–line method with useful lives ranging from 10 to 25 years. Furniture, fixtures and equipment are depreciated using the straight–line method with useful lives ranging from 3 to 10 years.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate: Other real estate acquired through foreclosure is carried at the lower of cost (fair value at foreclosure) or fair value less estimated selling costs. Expenses incurred in carrying other real estate are charged to operations as incurred.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on the straight line method over their estimated useful lives.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

Stock Compensation: Employee compensation expense under stock options is reported using the intrinsic value method. No stock–based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock–Based Compensation.

	2003	2002	2001
Net income as reported	$9,359	$8,451	$7,069
Deduct: Stock-based compensation expense determined under fair value based method	526	277	203

Pro forma net income	8,833	8,174	6,866
Basic earnings per share as reported	1.57	1.42	1.16
Pro forma basic earnings per share	1.48	1.37	1.13
Diluted earnings per share as reported	1.55	1.41	1.15
Pro forma diluted earnings per share	1.46	1.36	1.11

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted–average assumptions as of grant date. Beginning in 2002, management determined that stock transactions had risen to a sufficient level to include a price volatility component in the fair value calculation.

	2003	2002	2001
Risk-free interest rate	2.72%	4.09%	4.81%
Expected option life	5.2 yrs	5.8 yrs.	5.4 yrs.
Expected stock price volatility	31.40%	28.93%	—
Dividend yield	.48%	.67%	.48%

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Share Data: Earnings, dividends and stock option related per share data are restated for the effect of stock splits and dividends. Outstanding share data is not restated.

Industry Segment: Internal financial information is reported and aggregated in one line of business, banking. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company–wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, FASB Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, FASB Statement 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits and FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees. Adoption of the new standards did not materially affect the Company’s operating results or financial condition.

The Company also adopted FASB Interpretation 46, Consolidation of Variable Interest Entities. Interpretation 46, as revised in December 2003, changes the accounting model for consolidation from one based on consideration of control through voting interests. Whether to consolidate an entity will now also consider whether that entity has sufficient equity at risk to enable it to operate without additional financial support, whether the equity owners in that entity lack the obligation to absorb expected losses or the right to receive residual returns of the entity, or whether voting rights in the entity are not proportional to the equity interest and substantially all the entity’s activities are conducted for an investor with few voting rights. As further discussed in Note 10, an entity that had previously been consolidated with the Company is now reported separately.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - ACQUISITION

On September 24, 2002, the Bank entered into a Purchase and Assumption Agreement with Peoples Bank of Northern Kentucky, Inc. and Peoples Bancorporation of Northern Kentucky, located in Crestview Hills, Kentucky to acquire substantially all banking assets and assume the deposit liabilities and liabilities associated with certain loans and contracts of Peoples Bank of Northern Kentucky, Inc. The transaction was consummated on November 22, 2002 with the Bank acquiring the assets and assuming the liabilities described above. The Bank received net cash of $2,986 at settlement. The results of operations from the assets acquired and liabilities assumed are included in the Company’s financial statements beginning on November 22, 2002. The merger provides the Company with an opportunity to expand into an adjacent and attractive market area.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed.

Cash and cash equivalents	$7,900
Investment securities	2,998
Loans, net	140,330
Premises and equipment	10,339
Goodwill	9,329
Core deposit and acquisition intangibles	4,908
Other assets	1,133

Total assets acquired	$176,937

Deposits	(161,768)
Federal Home Loan Bank advances	(16,201)
Other liabilities	(1,669)

Total liabilities assumed	(179,638)

Net cash received, less merger related costs	$(2,701)

The total acquisition price for the assets acquired and liabilities assumed was $13,780, including merger related costs of $285.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Available-for-Sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2003
U.S. Government and federal agency	$36,203	$129	$(12)
Mortgage-backed	6,721	118	(28)
Corporate	1,500	—	—

	$44,424	$247	$(40)

2002
U.S. Government and federal agency	$25,337	$306	$—
Mortgage-backed	8,433	246	—
Corporate	—	—	—

	$33,770	$552	$—

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Unrecognized Gains	Gross Unrecognized Losses	Gross Fair Value
2003
U.S. Government and federal agency	$1,500	$23	$—	$1,523
Municipal and other obligations	13,611	222	(40)	13,793

	$15,111	$245	$(40)	$15,316

2002
U.S. Government and federal agency	$3,000	$86	$—	$3,086
Municipal and other obligations	12,694	296	(6)	12,984

	$15,694	$382	$(6)	$16,070

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year-end 2003 by contractual maturity were as follows.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$11,032	$3,135	$3,183
Due after one year through five years	25,171	9,337	9,495
Due after five years through ten years	—	2,639	2,638
Due after ten years	1,500	—	—
Mortgage-backed	6,721	—	—

	$44,424	$15,111	$15,316

There were no security sales in 2003. Proceeds from sales of available-for-sale securities during 2002 were $8,113 and in 2001 were $9,068. Gross gains of $113 and $93 were realized for 2002 and 2001.

At December 31, 2003 and 2002, securities with a carrying value of $48,992 and $45,146 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at year end 2003 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Government & federal agency	$1,988	$(12)	$—	$—	$1,988	$(12)
Mortgage-backed	2,676	(28)	—	—	2,676	(28)
Corporate	—	—	—	—	—	—
Municipal & other obligations	4,193	(40)	—	—	4,193	(40)

Total temporarily impaired	$8,857	$(80)	$—	$—	$8,857	$(80)

Unrealized losses on these securities have not been recognized into income because the issuers bonds are of high credit quality (US government agencies and “A” rated or better Kentucky municipalities), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates decline.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 4 - LOANS

Year-end loans are as follows:

	2003	2002
Commercial	$130,022	$119,446
Residential real estate	175,492	176,546
Nonresidential real estate	249,683	216,579
Construction	82,356	72,522
Consumer	19,367	19,258
Municipal obligations	4,183	3,013

Gross loans	661,103	607,364
Less: Deferred loan origination fees	(661)	(549)
Allowance for loan losses	(6,855)	(6,408)

Net loans	$653,587	$600,407

Certain of the Company’s directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

	2003	2002
Beginning balance	$13,635	$11,746
New loans and advances on lines of credit	15,585	16,843
Loan reductions	(13,309)	(15,747)
Other changes, net	340	793

Ending balance	$16,251	$13,635

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

	2003	2002	2001
Beginning balance	$6,408	$4,244	$3,806
Provision charged to operations	1,090	1,235	781
Adjustments related to business combination	—	1,382	—
Loans charged off	(676)	(478)	(404)
Recoveries	33	25	61

Ending balance	$6,855	$6,408	$4,244

Nonaccrual loans at year end	$1,466	$931	$954
Loans past due over 90 days, still accruing at year-end	2,007	3,241	2,199
Average impaired loans during the year	1,909	2,211	1,785
Interest income recognized during impairment	74	119	54
Interest income received during impairment	77	112	54
Loans designated as impaired at year end	1,659	1,946	1,639
Allowance allocated to impaired loans at year end	575	884	559

There were no loans designated as impaired for which there was no allowance for loan losses allocated at December 31, 2003, 2002 or 2001. Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	2003	2002
Land and improvements	$4,802	$4,219
Leasehold improvements	1,373	1,408
Buildings	10,122	9,904
Furniture, fixtures and equipment	6,169	5,705

Total	22,466	21,236
Accumulated depreciation	(6,220)	(4,994)

Net premises and equipment	$16,246	$16,242

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 7 - GOODWILL ACQUISITION INTANGIBLES

Goodwill

The change in balance for goodwill during the years is as follows:

	2003	2002
Beginning of year	$9,329	$—
Acquired goodwill	—	9,329
Additional payments related to acquisition	68	—

End of year	$9,397	$9,329

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2003	2002
Core deposit intangibles	$2,863	$2,863
Other customer relationship intangibles	2,045	2,045

Total	4,908	4,908
Accumulated amortization	682	37

Net	$4,226	$4,871

Aggregate amortization expense was $645, $37, and $0 for 2003, 2002 and 2001.

Estimated amortization expense for each of the next five years:

2004	$645
2005	645
2006	645
2007	645
2008	645

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 8 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $76,748 and $78,723 at year-end 2003 and 2002.

Scheduled maturities of time deposits are as follows:

2004	$194,691
2005	25,789
2006	10,397
2007	4,790
2008	13,158
Thereafter	417

$249,242

Deposits from principal officers, directors, and their affiliates at year-end 2003 and 2002 were $15,044 and $12,195, comprising 2.15% and 1.83% of total deposits at those dates.

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of daily federal funds purchased and retail repurchase agreements of $4,446 and $3,901, and $0 and $5,880 at year end 2003 and 2002. Repurchase agreements outstanding at year-end 2003 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2003 and 2002 is presented below:

	2003	2002
Average balance during the year	$5,462	$5,151
Maximum month end balance during the year	6,648	5,880
Average rate paid during the year	1.41%	2.20%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - NOTES PAYABLE

Notes payable consist of the following:

	2003	2002
FHLB advances	$19,940	$25,181
Subordinated debentures	17,526	17,526
Other notes payable	384	418

	$37,850	$43,125

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31, 2003:

Convertible fixed rate advances with maturity dates ranging from 2008 to 2011 with interest rates ranging from 3.78% to 5.01%, averaging 4.59%	$19,000
Remaining premium reflecting market rate adjustment of assumed advances	940

$19,940

Principal payments on FHLB advances for the next five years consist of $4,000 due in 2008.

In November 2002, The Bank of Kentucky Capital Trust I (Trust), a wholly-owned subsidiary of the Company, issued $17,000 of LIBOR plus 3.35% floating rate redeemable preferred securities (Trust Preferred Securities) as part of a pooled offering. The Trust may redeem the securities, in whole but not in part, any time after November 2007 at face value. Final maturity is November of 2032. The sole asset of the Trust represents the proceeds of the offering loaned to the Company in exchange for subordinated debentures which have terms that are virtually identical to the Trust Preferred Securities. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations. Debt issue costs of $236 have been capitalized and are being amortized over the term of the securities.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - NOTES PAYABLE (Continued)

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in notes payable as “trust preferred securities” and the subordinated debentures were eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust is no longer consolidated with the Company. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures equals the amount of trust preferred securities and common stock, the effect of no longer consolidating the trust changes certain balance sheet classifications, but does not change the Company’s equity or net income. Accordingly, the amounts previously reported as “trust preferred securities” in notes payable have been recaptioned “subordinated debentures” and continue to be presented in notes payable on the balance sheet.

Other notes payable include a mortgage payable secured by a branch building and a capitalized lease obligation.

NOTE 11 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $393, $312 and $228 for the years ended December 31, 2003, 2002 and 2001.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 10 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $69,000 at December 31, 2003.

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan which provide for the issuance of up to 1,080,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - EMPLOYEE BENEFITS (Continued)

A summary of the Company’s stock option activity, and related per share information follows. All data is restated for stock splits.

	2003		2002		2001
	Options	Weighted- Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	275,558	$20.63	220,249	$20.36	169,682	$20.25
Granted	97,850	30.23	71,550	19.44	59,750	20.66
Exercised	(31,200)	15.49	(15,884)	11.56	(1,508)	8.17
Forfeited	(4,250)	22.79	(357)	22.71	(7,675)	22.66

Outstanding at end of year	337,958	$23.86	275,558	$20.63	220,249	$20.36

Exercisable at end of year	215,603	$23.37	165,566	$20.39	129,482	$19.49

Weighted average contractual remaining life of outstanding	5.38 years		5.57 years		5.41 years
Weighted average fair value of options granted during the year	$9.09		$5.60		$4.11

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - EMPLOYEE BENEFITS (Continued)

	Outstanding			Exerciseable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$8-$9	20,283	4.09	8.17	20,283	8.17
$19-$23	172,800	5.10	20.47	112,305	20.86
$26-$27	15,500	2.02	26.00	14,700	26.00
$29-$32	129,375	6.35	30.58	68,315	31.45

Outstanding at year end	337,958			215,603

Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 2003, 2002 and 2001, proceeds from the exercise of stock options totaled $484, $184 and $11. The tax benefit recognized was $75, $50 and $4.

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

	2003	2002	2001
Income tax/(benefit)
Currently payable	$4,710	$4,088	$3,499
Deferred	(24)	(3)	(189)

	$4,686	$4,085	$3,310

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% (34% in 2001 and 2000) to income before income taxes:

	2003	2002	2001
Statutory rate applied to income before income taxes	$4,915	$4,388	$3,529
Tax exempt income	(176)	(169)	(235)
Other	(53)	(134)	16

	$4,686	$4,085	$3,310

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

	2003	2002
Deferred tax assets from:
Allowance for loan losses	$2,399	$2,314
Deferred loan fees	—	13
Benefit plans	181	169
Severance pay	—	67
Other	35	3

	2,615	2,566
Deferred tax liabilities for:
FHLB stock dividends	(660)	(590)
Premises and equipment	(195)	(28)
Net unrealized gain on available for sale securities	(70)	(188)
Acquisition intangibles	(297)	(39)

	(1,222)	(845)

Net deferred tax asset	$1,393	$1,721

NOTE 13 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 5,969,118 for 2003, 5,960,880 for 2002 and 6,092,027 for 2001. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year’s average price. For 2003, 2002 and 2001 this would result in an additional 72,931, 39,299 and 26,299 shares outstanding. For 2003, 2002 and 2001, 71,025, 52,275 and 165,884 options were not considered, as they were not dilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $818, $732 and $669 for 2003, 2002 and 2001. Minimum lease payments, excluding the capital lease obligation, at December 31, 2003 for all non-cancelable leases are as follows:

2004	$795
2005	739
2006	554
2007	401
2008	383
Thereafter	1,608

Total minimum lease payments	$4,480

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

Financial instruments with off-balance-sheet risk were as follows at year-end.

	2003		2002
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$6,155	$27,196	$—	$20,506
Unused lines of credit and letters of credit	$—	$176,420	$—	$141,464

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered.

The Bank maintains a $75,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

At December 31, 2003, the Bank was required to have $28,429 on deposit with the Federal Reserve or as cash on hand as reserve.

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its “prompt corrective action” rules. The Bank’s deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2003 and 2002, the Bank’s capital levels result in it being designated “well capitalized” under these guidelines.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and the Bank’s capital amounts and ratios, at December 31, 2003 and 2002 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total Capital to risk weighted assets
Consolidated	$76,784	10.54%	$58,286	8.00%	$72,857	10.00%
Bank	75,120	10.32%	58,211	8.00%	72,763	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$69,929	9.60%	$29,143	4.00%	$43,714	6.00%
Bank	68,267	9.38%	29,106	4.00%	43,658	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$69,929	8.87%	$31,545	4.00%	$39,429	5.00%
Bank	68,267	8.67%	31,504	4.00%	39,380	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total Capital to risk weighted assets
Consolidated	$67,267	10.39%	$51,808	8.00%	$64,759	10.00%
Bank	65,421	10.12%	51,739	8.00%	64,673	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$60,859	9.40%	$25,904	4.00%	$38,856	6.00%
Bank	59,013	9.12%	25,869	4.00%	38,804	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$60,859	9.57%	$25,449	4.00%	$31,811	5.00%
Bank	59,013	9.28%	25,449	4.00%	31,811	5.00%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

	2003		2002
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash, cash equivalents, and deposits with banks	$47,321	$47,321	$73,318	$73,318
Interest-bearing deposits with banks	1,935	1,935	2,015	2,015
Available-for-sale securities	44,424	44,424	33,770	33,770
Held-to-maturity securities	15,111	15,316	15,694	16,070
Federal Home Loan Bank stock	3,912	3,912	3,759	3,759
Loans held for sale	1,017	1,033	10,799	10,799
Loans (net)	653,587	659,513	600,407	615,113
Accrued interest receivable	2,572	2,572	3,053	3,053
Financial liabilities
Deposits	(698,727)	(703,493)	(667,346)	(673,135)
Short-term borrowings	(8,347)	(8,347)	(5,880)	(5,880)
Notes payable	(37,850)	(38,396)	(43,125)	(43,640)
Accrued interest payable	(2,027)	(2,027)	(2,599)	(2,599)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value of loans held for sale is based on market quotes. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year-end for new deposits, applied until maturity. Estimated fair value of debt is based on current rates for similar financing. Estimated fair value for off-balance-sheet loan commitments are considered nominal.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2003 and 2002

	2003	2002
Assets
Cash	$826	$862
Investment in subsidiaries	82,027	73,578
Investment in trust	526	526
Other assets	935	1,094

	$84,314	$76,060

Liabilities and shareholders’ equity
Subordinated debentures	$17,526	$17,526
Other liabilities	99	111

Total liabilities	17,625	17,637
Shareholders’ equity	66,689	58,423

	$84,314	$76,060

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2003 and 2002

	2003	2002	2001
Interest income	$—	$—	$34
Dividends from subsidiary	1,300	1,000	4,900
Interest expense	(795)	(106)	—
Operating expenses	(155)	(132)	(267)
Tax benefit	333	81	54

Income before equity in undistributed income of the Bank	683	843	4,721
Equity in undistributed income of the Bank	8,676	7,608	2,348

Net income	$9,359	$8,451	$7,069

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2003, 2002 and 2001

	2003	2002	2001
Cash flows from operating activities
Net income	$9,359	$8,451	$7,069
Adjustment relative to merger		—	—
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of the Bank	(8,676)	(7,608)	(2,348)
Benefit plan amortization	—	—	123
Change in other assets and other liabilities	222	(356)	(66)

Net cash from operating activities	905	487	4,778
Cash flows from investing activities
ESOP loan repayment	—	—	335
Capital investment into The Bank of Kentucky	—	(17,000)	—
Capital investment into The Bank of Kentucky Capital Trust I	—	(526)	—

Net cash from investing activities	—	(17,526)	335
Cash flows from financing activities
Dividends paid	(1,015)	(775)	(609)
Exercise of stock options	484	184	11
Stock repurchase and retirement	(410)	(1,168)	(3,363)
Net proceeds from issuance of subordinated debentures	—	17,526	—

Net cash from financing activities	(941)	15,767	(3,961)

Net change in cash	(36)	(1,272)	1,152
Cash at beginning of year	862	2,134	982

Cash at end of year	$826	$862	$2,134

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003, 2002 and 2001

(Dollar amounts in thousands, except per share amounts)

NOTE 18 – SELECTED QUARTERLY DATA (Unaudited)

	2003
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
March 31	$10,183	$3,644	$6,539	$150	$2,226	$.37	$.37
June 30	9,847	3,337	6,510	175	2,519.42		.42
September 30	9,690	2,928	6,762	265	2,521.42		.42
December 31	9,649	2,781	6,868	500	2,093.35		.35

	2002
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
March 31	$8,065	$2,874	$5,191	$172	$2,004	$.34	$.33
June 30	8,225	2,896	5,329	348	1,943.33		.32
September 30	8,333	2,947	5,386	380	2,187.37		.37
December 31	9,336	3,403	5,933	335	2,317.38		.38

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2003. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information in response to this item is incorporated by reference from pages 2 through 6 and page 14 of BKFC’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information in response to this item is incorporated by reference from pages 6 through 11 of BKFC’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from page 8 and pages 12 through 13 of BKFC’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference from pages 13 through 14 of BKFC’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from pages 14 through 15 of BKFC’s definitive Proxy Statement for the 2004 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Reports on Form 8-K. BKFC filed a current report on Form 8-K on October 21, 2003, reporting under Item 12 financial results for the third quarter of fiscal year 2003.

(c) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2004.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By:	/s/ ROBERT W. ZAPP

Robert W. Zapp, President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ MARTIN GERRETY

Martin Gerrety Treasurer

By:	/s/ R.C. DURR

R.C. Durr Chairman and Director

By:	/s/ HARRY J. HUMPERT

Harry J. Humpert Director

By:	/s/ JOHN E. MIRACLE

John E. Miracle Director

By:	/s/ JOHN P. WILLIAMS, JR.

John P. Williams, Jr. Director

By:	/s/ HERBERT H. WORKS

Herbert H. Works Director

By:	/s/ ROBERT W. ZAPP

Robert W. Zapp President, Chief Executive Officer and Director

Dated: March 12, 2004

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Article of Incorporation of the Bank of Kentucky Financial Corporation(2)

3.2	By-laws of the Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan

10.3	The Bank of Kentucky, Inc. Executive Private Pension Plan

10.4	The Bank of Kentucky, Inc. Group Insurance Endorsement Plan

10.5	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(4)

21.1	Subsidiaries of BKFC

23.1	Consent of Crowe Chizek and Company LLC

31.1	Certifications of Robert W. Zapp, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

(1)	Incorporated by reference to Form 10-Q for the period ended September 30, 2001, filed with the Commission on November 14, 2002.

(2)	Incorporated by reference to Form S-4, filed with the Commission on March 24, 2000.

(3)	Incorporated by reference to Exhibit 2(d) of the Form 8-A, filed with the Commission on April 28,1995.

(4)	Incorporated by reference to the Form 8-K, filed on December 9, 2002.

(5)	Incorporated by reference to the Form S-8, filed with the Commission on October 2, 1997.