Form 10-Q
period 2004-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2004-05-07
CIK 934547

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarterly Period ended March 31, 2004

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☒   No  ☐

As of April 19, 2004, 5,975,174 shares of the Registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands—unaudited)

Assets	March 31 2004	December 31 2003
Cash and cash equivalents	$47,429	$47,321
Interest bearing deposits with banks	0	1,935
Available-for-sale securities	33,923	44,424
Held-to-maturity securities	14,973	15,111
Loans held for sale	6,162	1,017
Total loans	671,794	660,442
Less: Allowances for loan losses	7,017	6,855

Net loans	664,777	653,587
Premises and equipment, net	15,982	16,246
FHLB stock, at cost	3,951	3,912
Goodwill	9,397	9,397
Acquisition intangibles, net	4,065	4,226
Cash surrender value of life insurance	11,750	11,621
Accrued interest receivable and other assets	6,800	7,179

Total assets	$819,209	$815,976

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$696,196	$698,727
Short-term borrowings	12,462	8,347
Notes payable	37,781	37,850
Accrued interest payable and other liabilities	4,425	4,363

Total liabilities	750,864	749,287
Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,975,174 (2004) and 5,960,849 (2003) shares issued	3,098	3,098
Additional paid-in capital	10,533	10,528
Retained earnings	54,579	52,926
Accumulated other comprehensive income	135	137

Total shareholders’ equity	68,345	66,689

Total liabilities and shareholders’ equity	$819,209	$815,976

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

(Dollars in thousands, except per share data—unaudited)

INTEREST INCOME	2004	2003
Loans, including related fees	$9,379	$9,530
Securities and other	398	653

Total interest income	9,777	10,183

INTEREST EXPENSE
Deposits	2,320	3,219
Borrowings	393	425

Total interest expense	2,713	3,644

Net interest income	7,064	6,539
Provision for loan losses	325	150

Net interest income after
Provision for loan losses	6,739	6,389

NON-INTEREST INCOME
Service charges and fees	846	796
Gain/(loss) on securities	10	0
Gain on loans sold	323	631
Other	729	483

Total non-interest income	1,908	1,910
NON-INTEREST EXPENSE
Salaries and benefits	2,537	2,264
Occupancy and equipment	835	894
Data processing	328	350
Advertising	72	115
Other operating expenses	1,442	1,314

Total non-interest expense	5,214	4,937

Income before income taxes	3,433	3,362
Less: income taxes	1,122	1,136

Net income	$2,311	$2,226

Earnings per share	$0.39	$0.37
Earnings per share, assuming dilution	$0.38	$0.37

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands – unaudited)

	2004	2003
Balance January 1	$66,689	$58,423
Comprehensive Income:
Net Income	2,311	2,226
Change in net unrealized gain/(loss)	(2)	(112)

Total Comprehensive Income	2,309	2,114
Cash dividends paid	(658)	(477)
Exercise of stock options (8,125 and 7,000 shares)	155	64
Stock repurchase and retirement (5,000 and 0 shares)	(150)	0

Balance March 31	$68,345	$60,124

Dividends per share	$0.11	$0.08

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands – unaudited)

	2004	2003
Cash Flows from Operating Activities
Net income	$2,311	$2,226
Adjustments to reconcile net income to net cash From operating activities	(4,648)	5,530

Net cash from operating activities	(2,337)	7,756
Cash flows from Investing Activities
Net change in interest-bearing deposits with banks	1,935	95
Proceeds from paydowns and maturities of Held-to-maturity securities	135	1,595
Proceeds from paydowns and maturities of Available-for-sale securities	16,539	9,188
Proceeds from sales of Available-for-sale securities	3,006	0
Purchases of held-to-maturity securities	(0)	(477)
Purchases of available-for-sale securities	(9,099)	(7,001)
Net change in loans	(10,970)	2,177
Property and equipment expenditures	(43)	(128)
Other	(0)	(32)

Net cash from investing activities	1,503	5,417
Cash Flows from Financing Activities
Net change in deposits	(2,499)	2,759
Net change in short-term borrowings	4,115	(84)
Proceeds from exercise of stock options	143	64
Cash dividends paid	(658)	(477)
Stock repurchase and retirement	(150)	0
Payments on note payable	(9)	(5,008)

Net cash from financing activities	942	(2,746)

Net change in cash and cash equivalents	108	10,427
Cash and cash equivalents at beginning of period	47,321	73,318

Cash and cash equivalents at end of period	$47,429	$83,745

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2004

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

Note 3—Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For 2004 and 2003, 71,025 and 63,109 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2004	2003
Weighted Average Shares Outstanding	5,978,092	5,957,189
Shares used to compute diluted
Earnings per share	6,029,150	6,026,654

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

	Three Months Ended March 31
	2004	2003
Net income as reported	$2,311	$2,226

Stock-based compensation expense determined under fair value based method	159	86

Pro forma net income	2,152	2,140
Basic earnings per share as reported	.39	.37
Pro forma basic earnings per share	.36	.36
Diluted earnings per share as reported	.38	.37
Pro forma diluted earnings per share	.36	.36

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

Note 7—Newly Issued But Not Yet Effective Accounting Standards:

There are currently no new accounting pronouncements that would have a significant impact on the Company’s financial statements.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7.0 million or

1.04% of total loans was an adequate estimate of losses within the loan portfolio as of March 31, 2004. This estimate resulted in a provision for loan losses on the income statement of $325,000 for the three months ended March 31, 2004. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

The first quarter of 2004 represents the first full quarter where the financial results of both the current and previous years reflect the November 22, 2002 purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”), and therefore management believes the historical results provide for a more relevant point of comparison. Highlighting the first quarter results was the effect that loan growth has had on the earnings of the Company. Total loans were $67 million (11%) higher at the end of the first quarter of 2004 than the same date in 2003. This growth helped drive the $525,000 (8%) growth in net interest income from the same period a year ago, and helped raise the net interest margin from 3.82% for the first quarter of 2003 to 3.96% for the first quarter of 2004. The growth in net interest income help offset the $308,000 (49%) reduction in gains on loans sold caused by the slowdown in the mortgage loan refinancing market.

FINANCIAL CONDITION

Total assets at March 31, 2004 were $819,209,000 compared to $815,976,000 at December 31, 2003, an increase of $3,233,000 (.40%). Loans outstanding increased $11,352,000 (1.72%) from $660,442,000 at December 31, 2003 to $671,794,000 at March 31, 2004, while available-for-sale securities decreased $10,501,000 (24%) for the same time period. The decrease in available-for-sale securities was the result of run-off in short-term investments purchased with excess liquidity in the second half of 2003. Loans held for sale increased $5,145,000 (506%) to $6,162,000 at March 31, 2004 compared to $1,017,000 at December 31, 2003. The increase in loans held for sale reflects a more active mortgage loan refinance market in March of 2004 than December 2003 brought on by lower rates. While the held for sale loans reflect higher refinancing levels than December of 2003 the current levels remain considerably slower than the first three quarters of 2003. Deposits decreased $2,531,000 (.36%) to $696,196,000 at March 31, 2004, compared to $698,727,000 at December 31, 2003, while short-term borrowings increased $4,115,000 (49%) to $12,462,000 at March 31, 2004 from $8,347,000 at December 31, 2003. The increase in short-term borrowings reflected higher overnight federal funds borrowed from correspondent banks. Federal Funds borrowed are used for short-term funding needs as growth in assets outpaces the growth in deposits and equity.

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2004 was $2,311,000 ($.39 per share), compared to $2,226,000 ($.37 per share) during the same period of 2003, an increase of $85,000 (4%). The driving force for the earnings gain from 2003 was the $525,000 (8%) increase in net interest income. The increase in net interest income offset lower gains on loans sold, which were $308,000 (49%) lower than the first quarter of 2003 as a result of a slowdown in the mortgage loan refinance market, and a $175,000 (117%) higher provision for loan losses than the first quarter of 2003, which increased as a result of applying loss factors to the increase in loans for the quarter.

NET INTEREST INCOME

Net interest income increased $525,000 (8%) in the first quarter of 2004 over the same period in 2003. The increase in the net interest income was the result of the growth in earning assets and the reduction on rates paid on interest bearing liabilities from the first quarter of 2003 to the first quarter of 2004. As illustrated in Table 2, net interest income was positively impacted by volume additions to the balance sheet by $667,000. However, these gains were offset by the rate variance which had a $151,000 negative impact on net interest income. The main contributor to the growth in earning assets was loans, which were up $67 million or 11% at the end of the first quarter of 2004 from the same period a year earlier. The loan growth and the resulting higher yielding mix of earning assets produced a net interest margin of 3.96% for the first quarter of 2004, which was 14 basis points higher than the 3.82% net interest margin for the first quarter of 2003. The mix of earning assets changed significantly from the first quarter of 2003, as higher yielding loans increased and lower yielding investments declined. Average loans for the first quarter of 2004 increased $56 million (9%) from a year earlier, while lower yielding securities and other interest bearing assets decreased $34 million (37%) from the same period in 2003.

Although the Bank currently has more interest bearing transaction accounts that can be repriced immediately than assets that are immediately repriceable, management believes lower interest rates would not have a positive impact on earnings. The rates on these interest bearing transactions accounts can not drop appreciably lower than their current levels, and the value of net free funds (earning assets funded by non interest bearing liabilities) drops as rates fall. The value of net free funds can be seen in Table 1, which shows the value of these funds dropping to .20% in 2004 from .25% in 2003 as the yield on earning assets declined from 5.92% in the first quarter of 2003 to 5.46% in the first quarter of 2004. Table 1 also shows that the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improved to 112.96% in 2004 from 111.49% in 2003. Management expects this ratio to increase as the balance sheet grows. This growth will leverage the non-earning assets, fixed assets, goodwill and purchase intangibles, acquired with the PBNK acquisition.

Table 1 sets forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 1- Average Balance Sheet Rates for Three Months Ended March 31, 2004 and 2003 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2004			Three Months ended March 31, 2003
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$666,885	$9,396	5.67%	$611,032	$9,549	6.34%
Securities (2)	52,223	406	3.13	66,280	610	3.73
Other interest-earning assets	5,542	43	3.12	25,020	101	1.64

Total interest-earning assets	724,650	9,845	5.46	702,332	10,260	5.92

Non-interest-earning assets	82,540			68,081

Total assets	$807,190			$770,413

Interest-bearing liabilities:
Transaction accounts	342,189	656.77		311,233	1,030	1.34
Time deposits	252,503	1,664	2.65	270,133	2,189	3.29
Borrowings	46,844	393	3.37	48,598	425	3.55

Total interest-bearing liabilities	641,536	2,713	1.70	629,964	3,644	2.35

Non-interest-bearing liabilities	97,630			81,117

Total liabilities	739,166			711,081
Shareholders’ equity	68,024			59,332

Total liabilities and shareholders’ equity	$807,190			$770,413

Net interest income		$7,132			$6,616

Interest rate spread			3.76%			3.57%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.96%			3.82%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.20%			.25%

Average interest-earning assets to interest-bearing liabilities	112.96%			111.49%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $68,000 and $77,000, in 2004 and 2003 respectively.

Table 2 below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 2-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2004 Compared to Three months ended March 31, 2003
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$842	$(995)	$(153)
Securities	(119)	(85)	(204)
Other interest-earning assets(1)	(113)	55	(58)

Total interest-earning assets	610	(1,025)	(415)

Interest expense attributable to:
Transactions accounts	96	(470)	(374)
Time deposits	(138)	(387)	(525)
Borrowings	(15)	(17)	(32)

Total interest-bearing liabilities	(57)	(874)	(931)

Increase (decrease) in net interest income	$667	$(151)	$516

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $325,000 for the first quarter of 2004, an increase of $175,000 (117%) over the $150,000 provision recorded during the same period in 2003. During the first quarter of 2004, total loans increased by $11,352,000, from $660,442,000 at December 31, 2003 to $671,794,000 at March 31, 2004. For the same period of 2003 total loans decreased $2,448,000. Non-performing loans increased slightly, to $3,584,000 or .53% of total loans outstanding at March 31, 2004, compared to $3,473,000 or .53% at December 31, 2003, but decreased from the March 31, 2003 level of $4,024,000 or .67%. Net charge-offs for the first quarter of 2004 were $163,000 or .10% on an annualized basis to average loans, compared to the $112,000 and .07% for the first quarter of 2003. These charge-off ratios are well below industry average and the .10% for 2004 is equal to the Bank’s charge-off ratio for the year of 2003. The allowance for loan losses was 196%

of non-performing loans on March 31, 2004 compared to 197% at the end of 2003 and 160% at March 31, 2003. While non-performing loans, annual charge-off levels and allowance to non-performing loan ratios were stable for the quarter, the application of loss factors to the increase in loans outstanding led to the increase in the provision from 2003. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the change in credit quality, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 3-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2004	2003
Balance of allowance at beginning of period	$6,855	$6,408
Recoveries of loans previously charged off:
Commercial loans	4	2
Consumer loans	1	2
Mortgage loans	0	0

Total recoveries	5	4

Loans charged off:
Commercial loans	127	0
Consumer loans	41	58
Mortgage loans	0	58

Total charge-offs	168	116

Net charge-offs	(163)	(112)
Provision for loan losses	325	150

Balance of allowance at end of period	$7,017	$6,446

Net charge-offs to average loans outstanding for period	.10%	.07%

Allowance at end of period to loans at end of period	1.04%	1.07%

Allowance to nonperforming loans at end of period	186.67%	160.18%

NON-INTEREST INCOME

Table 4-Major Components of non-interest income (in thousands)

	Three Months ended March 31,
	2004	2003
Non-interest income:
Service charges on fees and Deposit accounts	$846	$796
Gain/(loss) on securities	10	0
Gains on loans sold	323	631
Trust Fee Income	172	137
Bankcard transaction revenue	149	163
Company owned life insurance earnings	129	9
Other	279	174

Total non-interest income	$1,908	$1,910

Total non-interest income decreased $2,000 (.10%) for the first quarter of 2004 from $1,910,000 at March 31, 2003 to $1,908,000 at March 31, 2004. Driving the decrease in non-interest income for the first quarter of 2004, were gains on loans sold, which decreased $308,000 (49%) for the quarter ending March 31, 2004 compared to the same period in 2003. The decrease was due to saturation in the refinancing market as a high percentage of consumers have already taken advantage of the historically low rates that have now been in place for an extended period of time. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. During the first quarter of 2004, 211 loans with principal balances of $29 million were sold compared to 545 loans with a principal balance of $80 million during the same period in 2003. Loans held for sale at March 31, 2004 increased to $6,162,000 from $1,017,000 at December 31, 2003. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. While the loans held for sale have increased significantly from the end of 2003 the refinancing activity remains well behind the level experienced in the first three quarters of 2003, and with rates rising in April, the refinancing activity is expected to stay well below 2003 levels.

Service charges and fees on deposit accounts increased by $50,000 (6%) from $796,000 in the first quarter of 2003 to $846,000 for the same period in 2004. Company owned life insurance earnings increased by $120,000 in the first quarter from $9,000 in 2003 to $129,000 in 2004. The increase was the result of earnings from the investment of $10 million in Company owned life insurance policies in the second half of 2003. Trust fee income increased $35,000 (26%) for the quarter ending March 31, 2004 compared to the same period in 2003 as a result of continued new business development and equity market advances. Bankcard transaction revenue, which are the fees received from vendors when the Bank’s debit cards and credit cards are used, decreased by $14,000 (9%) from $163,000 in the first quarter of 2003 to $149,000 in the same period in 2004 as a result of an industry wide legal settlement which effectively reduced the fee percentage that banks receive from customers using the Bank’s cards. This reduction in fees went into effect mid-year of 2003.

NON-INTEREST EXPENSE

Table 5-Major Components of non-interest expense (in thousands)

	Three Months ended March 31,
	2004	2003
Non-interest expense:
Salaries and benefits	$2,537	$2,264
Occupancy and equipment	835	894
Data processing	328	350
Advertising	72	115
State bank taxes	159	136
Amortization of intangible assets	161	161
Other	1,122	1,017

Total non-interest expense	$5,214	$4,937

Non-interest expense increased to $5,214,000 for the first quarter of 2004 from $4,937,000 for the same period of 2003, an increase of $277,000 (6%). The largest increase in non-interest expense was in salaries and benefits, which increased $273,000 (12%) in the first quarter of 2004 compared to the same period in 2003. The increase in salaries and benefits was the result of annual merit increases, staff additions and added employee benefit plans related to the investments in Company owned life insurance policies. Contributing to the decreases in occupancy and equipment, $59,000 (7%), and data processing, $22,000 (6%), was certain conversion expenses and temporary redundancies associated with the PBNK transaction in 2003.

INCOME TAX EXPENSE

During the first quarter of 2004, income tax expense decreased $14,000 (1%) from $1,136,000 in the first quarter of 2003 to $1,122,000 in the first quarter of 2004 as a result of higher tax-free income from company owned life insurance earnings. The increased tax-free income lowered the effective tax rate to 32.68% for the first quarter of 2004 compared to 33.78% for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and three of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $1,656,000, from $66,689,000 at December 31, 2003 to $68,345,000 at March 31, 2004. In the first three months of 2004, the Company paid a cash dividend of $.11 per share totaling $658,000.

On June 27, 2003, the Company’s Board of Directors approved the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market, this plan ends on December 31, 2004. As of the date of this report, 15,500 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders and for general operating expenses. The FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2004, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $2.9 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2004, the Bank’s leverage and total risk-based ratios were 8.83% and 10.40% respectively, which exceed the well-capitalized thresholds.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS:

There have been no significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2003. For information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2003.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

There are currently no new accounting pronouncements that would have a significant impact on the Company’s financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31,2003. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2003.

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

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety

(b)	Reports of Form 8-K

BKFC filed a report on Form 8-K on January 23, 2004, disclosing under Item 9, a press release. The press release announced BKFC’s financial results for the fiscal year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	May 7, 2004	/s/ Robert W. Zapp

Robert W. Zapp President

Date:	May 7, 2004	/s/ Martin J. Gerrety

Martin J. Gerrety Treasurer and Assistant Secretary