Form 10-Q
period 2004-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2004-08-05
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2004

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

As of July 12, 2004, 5,946,624 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands—unaudited)

	June 30 2004	December 31 2003
Assets
Cash and cash equivalents	$43,565	$47,321
Interest bearing deposits with banks	0	1,935
Available-for-sale securities	36,483	44,424
Held-to-maturity securities	13,750	15,111
Loans held for sale	1,824	1,017
Total loans	692,025	660,442
Less: Allowances for loan losses	7,180	6,855

Net loans	684,845	653,587
Premises and equipment, net	16,045	16,246
FHLB stock, at cost	3,990	3,912
Goodwill	9,397	9,397
Acquisition intangibles, net	3,903	4,226
Cash surrender value of life insurance	11,869	11,621
Accrued interest receivable and other assets	7,533	7,179

Total assets	$833,204	$815,976

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$696,936	$698,727
Short-term borrowings	24,526	8,347
Notes payable	37,712	37,850
Accrued interest payable and other liabilities	4,343	4,363

Total liabilities	763,517	749,287

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,946,624 (2004) and 5,977,149 (2003) shares issued	3,098	3,098
Additional paid-in capital	9,639	10,528
Retained earnings	57,181	52,926
Accumulated other comprehensive income (loss)	(231)	137

Total shareholders’ equity	69,687	66,689

Total liabilities and shareholders’ equity	$833,204	$815,976

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2004 AND 2003

(Dollars in thousands, except per share data—unaudited)

	Three Months Ended June 30		Six Months Ended June 30
INTEREST INCOME	2004	2003	2004	2003
Loans, including related fees	$9,645	$9,282	$19,024	$18,812
Securities and other	396	565	794	1,218

Total interest income	10,041	9,847	19,818	20,030

INTEREST EXPENSE
Deposits	2,289	2,948	4,609	6,167
Borrowings	418	389	811	814

Total interest expense	2,707	3,337	5,420	6,981

Net interest income	7,334	6,510	14,398	13,049
Provision for loan losses	(350)	(175)	(675)	(325)

Net interest income after provision for loan losses	6,984	6,335	13,723	12,724

NON-INTEREST INCOME
Service charges and fees	946	967	1,792	1,763
Gain/(loss) on securities	0	0	10	0
Gain on loans sold	480	1,018	803	1,649
Other	781	629	1,510	1,112

Total non-interest income	2,207	2,614	4,115	4,524
NON-INTEREST EXPENSE
Salaries and benefits	2,593	2,380	5,130	4,644
Occupancy and equipment	794	829	1,629	1,723
Data processing	316	296	644	646
Advertising	187	132	259	247
Other	1,412	1,495	2,854	2,809

Total non-interest expense	5,302	5,132	10,516	10,069

INCOME BEFORE INCOME TAXES	3,889	3,817	7,322	7,179
Less: income taxes	1,287	1,298	2,409	2,434

NET INCOME	$2,602	$2,519	$4,913	$4,745

Other comprehensive income (loss)	(366)	18	(368)	(94)

COMPREHENSIVE INCOME	$2,236	$2,537	$4,545	$4,651

Earnings per share	$.44	$.42	$.82	$.80
Earnings per share, assuming dilution	$.43	$.42	$.81	$.79

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands—unaudited)

	2004	2003
Balance January 1	$66,689	$58,423
Comprehensive Income:
Net Income	4,913	4,745
Change in net unrealized gain/(loss)	(368)	(94)

Total Comprehensive Income	4,545	4,651
Cash dividends paid	(658)	(477)
Exercise of stock options (23,775 and 8,125 shares)	578	466
Stock repurchase and retirement (49,200 and 5,000 shares)	(1,467)	(78)

Balance June 30	$69,687	$62,985

Dividends per share	$0.11	$0.08

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands—unaudited)

	2004	2003
Cash Flows from Operating Activities

Net income	$4,913	$4,745
Adjustments to reconcile net income to net cash
From operating activities	(833)	3,784

Net cash from operating activities	4,080	8,529

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	1,935	90
Proceeds from paydowns and maturities of Held-to-maturity securities	2,220	3,270
Proceeds from paydowns and maturities of Available-for-sale securities	23,337	34,938
Proceeds from sales of Available-for-sale securities	3,016	0
Purchases of held-to-maturity securities	(865)	(5,204)
Purchases of available-for-sale securities	(19,080)	(29,099)
Net change in loans	(30,793)	(5,895)
Property and equipment expenditures	(409)	(412)
Purchase of Bank owned life insurance	(0)	(7,501)
Other	(0)	(68)

Net cash from investing activities	(20,639)	(9,881)
Cash Flows from Financing Activities
Net change in deposits	(1,727)	11,398
Net change in short-term borrowings	16,179	185
Proceeds from exercise of stock options	494	410
Cash dividends paid	(658)	(477)
Stock repurchase and retirement	(1,467)	(78)
Payments on note payable	(18)	(5,017)

Net cash from financing activities	12,803	6,421

Net change in cash and cash equivalents	(3,756)	5,069
Cash and cash equivalents at beginning of period	47,321	73,318

Cash and cash equivalents at end of period	$43,565	$78,387

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2004

Note 1—Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiaries, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

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

Note 3—Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 2004 and 2003, 145,862 and 52,704 options were not considered, as they were not dilutive, and for the six months ended June 2004 and 2003, 127,883 and 38,737 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Weighted Average Shares Outstanding	5,964,199	5,971,987	5,971,146	5,964,588
Dilutive effects of assumed exercises of Stock Options	59,937	75,042	62,070	71,909

Shares used to compute diluted Earnings per share	6,024,136	6,047,029	6,033,216	6,036,497

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

	Three Months Ended June 30		Six Months Ended June 30
	2004	2003	2004	2003
Net income as reported	$2,602	$2,519	$4,913	$4,745
Stock-based compensation expense determined under fair value based method	195	383	354	469

Pro forma net income	2,407	2,136	4,559	4,276

Basic earnings per share as reported	.44	.42	.82	.80
Pro forma basic earnings per share	.40	.36	.76	.72

Diluted earnings per share as reported	.43	.42	.81	.79
Pro forma diluted earnings per share	.40	.36	.76	.71

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

This Form 10-Q contains forward-looking statements. Statements that are not historical or current facts, including statements about beliefs and expectations, are forward-looking statements. These forward-looking statements cover, among other things, anticipated future revenue and expenses and the future prospects of either The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) or The Bank of Kentucky, Inc (the “Bank”) or both. Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including the following, in addition to those contained in BKFC’s reports on file with the Commission: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7.2 million or 1.04% of total loans was an adequate estimate of losses within the loan portfolio as of June 30, 2004. This estimate resulted in a provision for loan losses on the income statement of $675,000 for the six months ended June 30, 2004. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the second quarter, and first six months results, was the effect that loan growth has had on the earnings of the Company. Total loans were $80 million (13%) higher at the end of the second quarter of 2004 than the same date in 2003. This loan growth helped drive the $824,000 (13%) growth in net interest income from the second quarter of 2003 to second quarter of 2004, and helped raise the net interest margin from 3.66% to 3.99% for the same time periods. The growth in net interest income in the second quarter helped offset the $538,000 (53%) reduction in gains on loans sold caused by the slowdown in the mortgage loan refinancing market.

FINANCIAL CONDITION

Total assets at June 30, 2004 were $833,204,000 compared to $815,976,000 at December 31, 2003, an increase of $17,228,000 (2%). Loans outstanding increased $31,583,000 (5%) from $660,442,000 at December 31, 2003 to $692,025,000 at June 30, 2004, while available-for-sale securities decreased $7,941,000 (18%) for the same time period. As table 1 illustrates, the largest increase in the overall loan portfolio for the year has been in nonresidential real estate loans, which have increased $25,767,000 (10%) since December 31, 2003 and reflects the current strength in the demand for commercial real estate loans. The decrease in available-for-sale securities was the result of run-off in short-term investments purchased with excess liquidity in the second half of 2003. Deposits decreased $1,791,000 (.26%) to $696,936,000 at June 30, 2004, compared to $698,727,000 at December 31, 2003, while short-term borrowings increased $16,179,000 (194%) to $24,526,000 at June 30, 2004 from $8,347,000 at December 31, 2003. Contributing to the drop in deposits was the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $20,000,000 from December 31, 2003 to June 30, 2004. This seasonal fluctuation is the result of the timing of tax receipts at the local municipalities. The increase in short-term borrowings was higher overnight federal funds borrowed from correspondent banks. Federal Funds borrowed are used for short-term funding needs as growth in assets outpaces the growth in deposits and equity.

Table 1—The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	June 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$275,450	39.8%	$249,683	37.8%
One- to four-family residential real estate loans	182,377	26.3	175,492	26.5
Commercial loans	131,690	19.0	130,022	19.7
Consumer loans	21,249	3.1	19,367	2.9
Construction and land development loans	77,951	11.2	82,356	12.5
Municipal obligations	4,115	0.6	4,183	0.6

Total loans	$692,832	100.0%	$661,103	100.0%

Less:
Deferred loan fees	807		661
Allowance for loan losses	7,180		6,855

Net loans	$684,845		$653,587

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $4,745,000 in 2003 to $4,913,000 in 2004, an increase of $168,000 (4%). Net income for the quarter ended June 30,2004 was $2,602,000 ($.44 per share) compared to $2,519,000 ($.42 per share) during the same period of 2003, an increase of $83,000 (3%). The driving force for the earnings gain from 2003 was the $1,349,000 (10%) increase in net interest income for the first six months and an $824,000 (13%) increase for the quarter. The increase in net interest income was offset by lower gains on loans sold, which were $846,000 (51%) lower than 2003 on a year to date basis and $538,000 (53%) lower for the quarter. This decrease was a result of a slowdown in the mortgage loan refinance market. The provision for loan losses was $350,000 (108%) higher for the six month ended June 30, 2004, and $175,000 (100%) higher for the second quarter, than 2003. Contributing to the increase was higher charge-offs in 2004 than 2003 and the process of applying loss factors to the increase in loans, which grew $31,583,000 in the first six months of 2004 compared to $5,384,000 in 2003.

NET INTEREST INCOME

Net interest income increased $824,000 (13%) in the second quarter of 2004 over the same period in 2003, while the year to date total increased $1,349,000 (10%) from $13,049,000 in 2003 to $14,398,000 in 2004. The increase in the net interest income was the result of the growth in earning assets and the reduction on rates paid on interest bearing liabilities from 2003 to 2004. As illustrated in Table 4, net interest income, from the second quarter of 2003 to second quarter of 2004, was positively impacted by volume additions to the balance sheet by $674,000 and by a net favorable rate variance of $138,000. The main contributor to the growth in earning assets was loans, which were up $80 million or 13% at the end of the second quarter of 2004 from the same period a year earlier. The loan growth and the resulting higher yielding mix of earning assets produced a net interest margin of 3.99% for the second quarter of 2004, which was 33 basis points higher than the 3.66% net interest margin for the second quarter of 2003. The mix of earning assets changed significantly from the second quarter of 2003, as higher yielding loans increased and lower yielding overnight investments declined. Average loans for the second quarter of 2004 increased $70 million (11%) from a year earlier, while lower yielding overnight investments decreased $45 million (95%) from the same period in 2003.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the June 30, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. As shown below, lower rates would have a more dramatic effect on earnings than rising rates. This is due to interest bearing transactions accounts whose rates can not drop appreciably lower than their current levels.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	4.06%
Increase 100 bp	2.48
Decrease 100 bp	(4.16)
Decrease 200 bp	(12.80)

Lower rates would also have a negative effect on the value of net free funds (earning assets funded by non interest bearing liabilities) which drop as rates fall. The value of net free funds can be seen in Table 2, which shows the value of these funds dropping to .19% in 2004 from .23% in 2003 as the yield on earning assets declined from 5.59% in the second quarter of 2003 to 5.50% in the second quarter of 2004. Table 2 also shows that the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improved to 113.65% in the second quarter of 2004 from 112.26% in 2003. Management expects this ratio to increase as the balance sheet grows. This growth will leverage the non-earning assets, fixed assets, goodwill and purchase intangibles, acquired through the Company’s purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) in November 2002.

Tables 2 & 3 set forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2—Average Balance Sheet Rates for Three Months Ended June 30, 2004 and 2003 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2004			Three Months ended June 30, 2003
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$684,316	$9,662	5.68%	$614,323	$9,302	6.07%
Securities (2)	49,110	401	3.28	80,120	544	2.72
Other interest-earning assets	6,198	45	2.92	18,271	80	1.76

Total interest-earning assets	739,624	10,108	5.50	712,714	9,926	5.59

Non-interest-earning assets	82,693			67,601

Total assets	$822,317			$780,315

Interest-bearing liabilities:
Transaction accounts	340,577	654.77		321,804	872	1.09
Time deposits	256,984	1,635	2.56	269,161	2,076	3.09
Borrowings	53,210	418	3.16	43,906	389	3.55

Total interest-bearing liabilities	650,771	2,707	1.67	634,871	3,337	2.11

Non-interest-bearing liabilities	102,086			83,495

Total liabilities	752,857			718,366
Shareholders’ equity	69,460			61,949

Total liabilities and shareholders’ equity	$822,317			$780,315

Net interest income		$7,401			$6,589

Interest rate spread			3.83%			3.48%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.02%			3.71%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.19%			.23%

Average interest-earning assets to interest-bearing liabilities	113.65%			112.26%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $67,000 and $79,000, in 2004 and 2003 respectively.

Table 3—Average Balance Sheet Rates for Six Months Ended June 30, 2004 and 2003 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2004			Six Months ended June 30, 2003
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$675,601	$19,058	5.67%	$612,686	$18,851	6.20%
Securities (2)	50,666	805	3.20	73,238	1,155	3.18
Other interest-earning assets	5,870	89	3.05	21,627	181	1.69

Total interest-earning assets	732,137	19,952	5.48	707,551	20,187	5.75

Non-interest-earning assets	82,617			67,672

Total assets	$814,754			$775,223

Interest-bearing liabilities:
Transaction accounts	341,383	1,310.77		316,547	1,902	1.21
Time deposits	254,744	3,299	2.60	269,644	4,265	3.19
Borrowings	50,027	811	3.26	45,977	814	3.57

Total interest-bearing liabilities	646,154	5,420	1.69	632,168	6,981	2.23

Non-interest-bearing liabilities	99,858			82,053

Total liabilities	746,012			714,221
Shareholders’ equity	68,742			61,002

Total liabilities and shareholders’ equity	$814,754			$775,223

Net interest income		$14,532			$13,206

Interest rate spread			3.79%			3.52%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.99%			3.76%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.20%			.24%

Average interest-earning assets to interest-bearing liabilities	113.31%			111.92%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $134,000 and $157,000, in 2004 and 2003 respectively.

Table 4 below describes the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume), and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 4—Volume/Rate Analysis (in thousands)

	Three months ended June 30,2004 Compared to Three months ended June 30, 2003			Six months ended June 30, 2004 Compared to Six months ended June 30, 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,019	$(659)	$360	$1,861	$(1,653)	$207

Securities	(240)	96	(143)	(361)	10	(350)
Other interest-earning assets(1)	(71)	36	(35)	(184)	92	(92)

Total interest-earning assets	709	(527)	182	1,316	(1,551)	(235)

Interest expense attributable to:
Transactions accounts	49	(267)	(218)	141	(733)	(592)
Time deposits	(91)	(350)	(441)	(228)	(739)	(966)
Borrowings	77	(48)	29	69	(72)	(3)

Total interest-bearing liabilities	35	(665)	(630)	(18)	(1,544)	(1,561)

Increase (decrease) in net interest income	$674	$138	$812	$1,334	$(7)	$1,326

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $675,000 for the six months ended June 30, 2004, an increase of $350,000 compared to the $325,000 provision recorded during the same period in 2003. For the second quarter of 2004 the provision for loan losses was $350,000, an increase of $175,000 compared to the $175,000 provision for the second quarter of 2003. During the first six months of 2004, total loans increased by $31,583,000, from $660,442,000 at December 31, 2003 to $692,025,000 at June 30, 2004. For the same period of 2003 total loans increased $5,384,000. Non-performing loans decreased slightly, to $3,316,000 or .48% of total loans outstanding at June 30, 2004, compared to $3,473,000 or .53% at December 31, 2003, and decreased from the June 30, 2003 level of $4,116,000 or .67%. Net charge-offs, year to date 2004, were $350,000 or .10% on an annualized basis to average loans, compared to the $194,000 and .06% for the first six months of 2003. These charge-off ratios are well below industry average and the .10% for 2004 is equal to the Bank’s charge-off ratio for the year of 2003. The allowance for loan losses was 206% of non-performing loans on June 30, 2004 compared to 197% at the end of 2003 and 159% at June 30, 2003. While non-performing loans, annual charge-off levels and allowance to non-performing loan ratios were stable for the quarter, the application of loss factors to the increase in loans outstanding and the higher charge-offs led to the increase in the provision from 2003. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the change in credit quality, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5—Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Balance of allowance at beginning of period	$7,017	$6,446	$6,855	$6,408
Recoveries of loans previously charged off:
Commercial loans	1	1	5	3
Consumer loans	0	15	1	17
Mortgage loans	0	0	0	0

Total recoveries	1	16	6	20

Loans charged off:
Commercial loans	(84)	(46)	(211)	(46)
Consumer loans	(98)	(62)	(139)	(120)
Mortgage loans	(6)	10	(6)	(48)

Total charge-offs	(188)	(98)	(356)	(214)

Net charge-offs	(187)	(82)	(350)	(194)
Provision for loan losses	350	175	675	325
Merger adjustment	0	0	0	0

Balance of allowance at end of period	$7,180	$6,539	$7,180	$6,539

Net charge-offs to average loans outstanding for period	.11%	.05%	.10%	.06%

Allowance at end of period to loans at end of period	1.04%	1.07%	1.04%	1.07%

Allowance to nonperforming loans at end of period	205.61%	158.87%	205.61%	158.87%

NON-INTEREST INCOME

Table 6—Major Components of non-interest income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Non-interest income:
Service charges on fees and Deposit accounts	$946	$967	$1,792	$1,763
Gain/(loss) on securities	0	0	10	0
Gains on loans sold	480	1,018	803	1,649
Trust Fee Income	188	146	360	284
Bankcard transaction revenue	208	189	354	352
Company owned life insurance earnings	119	12	248	21
Other	266	282	548	455

Total non-interest income	$2,207	$2,614	$4,115	$4,524

Total non-interest income decreased $409,000 (9%) for the first six months of 2004 from $4,524,000 at June 30, 2003 to $4,115,000 at June 30, 2004. For the second quarter of 2004 non-interest income was down $407,000 (16%) to $2,207,000 compared to $2,614,000 for the same period in 2003. Driving the decrease in non-interest income for the second quarter and the first six months of 2004 were gains on loans sold, which decreased $538,000 (53%) for the quarter and $846,000 (51%) for the first six months compared to the same periods in 2003. The decrease in non-interest income was due to rising mortgage rates and a saturated refinancing market, as a high percentage of consumers have already taken advantage of the historically low rates that have now been in place for an extended period of time. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the six months ended June 30, 2004, 423 loans with principal balances of $60 million were sold compared to 1,173 loans with a principal balance of $151 million during the same period in 2003. Loans held for sale at June 30, 2004 increased to $1,824,000 from $1,017,000 at December 31, 2003. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. While the loans held for sale have increased from the end of 2003 the refinancing activity remains well behind the level experienced in the first three quarters of 2003, and with rates rising in June, the refinancing activity is expected to stay well below 2003 levels.

Service charges and fees on deposit accounts increased by $29,000 (2%) from $1,763,000 in the first half of 2003 to $1,792,000 for the same period in 2004. Company owned life insurance earnings increased by $227,000 in the first six months from $21,000 in 2003 to $248,000 in 2004. The increase was the result of earnings from the investment of $10 million in Company owned life insurance policies in the second half of 2003. Trust fee income increased $76,000 (27%) for the six months of 2004 compared to the same period in 2003 as a result of continued new business development and equity market advances. Bankcard transaction revenue, which are the fees received from vendors when the Bank’s debit cards and credit cards are used, increased by $2,000 (.6%) from $352,000 in the first six months of 2003 to $354,000 in the same period in 2004. The slow growth in Bankcard revenue is the result of an industry wide legal settlement which effectively reduced the fee percentage that banks receive from customers using the Bank’s cards. This reduction in fees went into effect mid-year of 2003.

NON-INTEREST EXPENSE

Table 7—Major Components of non-interest expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2004	2003	2004	2003
Non-interest expense:
Salaries and benefits	$2,593	$2,380	$5,130	$4,644
Occupancy and equipment	794	829	1,629	1,723
Data processing	316	296	644	646
Advertising	187	132	259	247
State bank taxes	222	184	444	365
Amortization of intangible assets	161	161	323	323
Other	1,029	1,150	2,087	2,121

Total non-interest expense	$5,302	$5,132	$10,516	$10,069

Non-interest expense increased to $10,516,000 in the first half of 2004 and to $5,302,000 for the second quarter of 2004 from $10,069,000 and $5,132,000 in the same periods of 2003, an increase of $447,000 (4%) and $170,000 (3%) respectively. The largest increase in non-interest expense was in salaries and benefits, which increased $486,000 (10%) in the first half of 2004 compared to the same period in 2003. The increase in salaries and benefits was the result of annual merit increases, staff additions and added employee benefit plans related to the investments in Company owned life insurance policies. Contributing to the decreases in occupancy and equipment, $94,000 (5%), and data processing, $2,000 (.3%) for the first six months of 2004, was certain conversion expenses and temporary redundancies associated with the PBNK transaction in 2002.

INCOME TAX EXPENSE

During the first quarter of 2004, income tax expense decreased $25,000 (1%) from $2,434,000 in the first six months of 2003 to $2,409,000 in the same period of 2004 as a result of higher tax-free income from company owned life insurance earnings. The increased tax-free income lowered the effective tax rate to 32.86% for the first half of 2004 compared to 33.90% for the same period in 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and three of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $2,998,000, from $66,689,000 at December 31, 2003 to $69,687,000 at June 30, 2004. In the first six months of 2004, the Company paid a cash dividend of $.11 per share totaling $658,000.

On June 27, 2003, the Company’s Board of Directors approved the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market, this plan ends on December 31, 2004. As of the date of this report, 59,700 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders and for general operating expenses. The FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2004, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $1.6 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2004, the Bank’s leverage and total risk-based ratios were 9.04% and 10.20% respectively, which exceed the well-capitalized thresholds.

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

There has been no material change in market risk since December 31, 2003. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2003.

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

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares by the Company during the three months ended June 30, 2004:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may be purchased under the plans or programs
April 1-30, 2004	13,500	$30.00	29,000	171,000
May 1-31, 2004	16,700	$30.00	45,700	154,300
June 1-30, 2004	14,000	$29.32	59,700	140,300

There were no share repurchases plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 16, 2004. The matters voted on at the meeting and the results of these votes are as follows.

(1)	Election of three directors of BKFC for terms expiring in 2007:

	For	Against/Withheld	Abstentions
Rodney S. Cain	4,936,497	50,834	—
Ruth Seligman-Doering	4,964,553	22,778	—
R.C. Durr	4,937,719	49,612	—

(2)	Ratification of the appointment of Crowe Chizek and Company LLC as the auditors of BKFC for the current fiscal year:

For	Against/Withheld	Abstentions
4,955,059	32,272	—

Item 5.	Other Information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit Number	Description

31.1	Rule 13a-14(a) Certification of Robert W. Zapp

31.2	Rule 13a-14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

(b)	Reports of Form 8-K

BKFC filed a report on Form 8-K on April 16, 2004, disclosing under Item 12, a press release. The press release announced BKFC’s financial results for the first quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: August 5, 2004	/S/ ROBERT W. ZAPP
Robert W. Zapp President

Date: August 5, 2004	/S/ MARTIN J. GERRETY
Martin J. Gerrety Treasurer and Assistant Secretary