Form 10-Q
period 2004-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2004-11-05
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2004

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

As of October 15, 2004, 5,924,174 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	September 30 2004	December 31 2003
Assets
Cash and cash equivalents	$44,992	$47,321
Interest bearing deposits with banks	0	1,935
Available-for-sale securities	35,427	44,424
Held-to-maturity securities	13,206	15,111
Loans held for sale	2,087	1,017
Total loans	712,275	660,442
Less: Allowances for loan losses	7,385	6,855

Net loans	704,890	653,587
Premises and equipment, net	15,843	16,246
FHLB stock, at cost	4,032	3,912
Goodwill	9,397	9,397
Acquisition intangibles, net	3,742	4,226
Cash surrender value of life insurance	11,988	11,621
Accrued interest receivable and other assets	7,840	7,179

Total assets	$853,444	$815,976

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$708,486	$698,727
Short-term borrowings	31,014	8,347
Notes payable	37,642	37,850
Accrued interest payable and other liabilities	5,218	4,363

Total liabilities	782,360	749,287

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,923,349 (2004) and 5,972,049 (2003) shares issued	3,098	3,098
Additional paid-in capital	8,979	10,528
Retained earnings	58,934	52,926
Accumulated other comprehensive income	73	137

Total shareholders’ equity	71,084	66,689

Total liabilities and shareholders’ equity	$853,444	$815,976

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2004 AND 2003

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
INTEREST INCOME
Loans, including related fees	$10,220	$9,208	$29,244	$28,020
Securities and other	412	482	1,206	1,700

Total interest income	10,632	9,690	30,450	29,720

INTEREST EXPENSE
Deposits	2,432	2,535	7,041	8,702
Borrowings	486	393	1,297	1,207

Total interest expense	2,918	2,928	8,338	9,909

Net interest income	7,714	6,762	22,112	19,811
Provision for loan losses	(500)	(265)	(1,175)	(590)

Net interest income after provision for loan losses	7,214	6,497	20,937	19,221

NON-INTEREST INCOME
Service charges and fees	994	907	2,786	2,670
Gain on securities	0	0	10	0
Gain on loans sold	222	955	1,025	2,604
Other	805	666	2,315	1,778

Total non-interest income	2,021	2,528	6,136	7,052

NON-INTEREST EXPENSE
Salaries and benefits	2,655	2,459	7,785	7,103
Occupancy and equipment	868	789	2,497	2,512
Data processing	306	318	950	964
Advertising	235	165	494	412
Other	1,493	1,536	4,347	4,345

Total non-interest expense	5,557	5,267	16,073	15,336

INCOME BEFORE INCOME TAXES	3,678	3,758	11,000	10,937
Less: income taxes	1,213	1,237	3,622	3,671

NET INCOME	$2,465	$2,521	$7,378	$7,266

Other comprehensive income (loss)	304	(130)	(64)	(224)

COMPREHENSIVE INCOME	$2,769	$2,391	$7,314	$7,042

Earnings per share	$.42	$.42	$1.24	$1.22
Earnings per share, assuming dilution	$.41	$.42	$1.23	$1.20

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands -unaudited)

	2004	2003
Balance January 1	$66,689	$58,423
Comprehensive Income:
Net Income	7,378	7,266
Change in net unrealized gain/(loss)	(64)	(224)

Total Comprehensive Income	7,314	7,042

Cash dividends paid	(1,369)	(1,015)
Exercise of stock options (26,300 and 15,700 shares), including tax benefit	629	498
Stock repurchase and retirement (75,000 and 8,000 shares)	(2,179)	(250)

Balance September 30	$71,084	$64,698

Dividends per share	$0.23	$0.17

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2004	2003
Cash Flows from Operating Activities

Net income	$7,378	$7,266
Adjustments to reconcile net income to net cash from operating activities	(835)	12,259

Net cash from operating activities	6,543	19,525

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	1,935	85
Proceeds from paydowns and maturities of Held-to-maturity securities	2,760	4,450
Proceeds from paydowns and maturities of Available-for-sale securities	31,842	25,400
Proceeds from sales of Available-for-sale securities	3,016	0
Purchases of held-to-maturity securities	(865)	(5,926)
Purchases of available-for-sale securities	(26,088)	(26,124)
Net change in loans	(50,442)	(21,130)
Property and equipment expenditures	(516)	(1,257)
Purchase of Company owned life insurance	(0)	(7,501)
Other	(0)	8

Net cash from investing activities	(38,358)	(31,995)

Cash Flows from Financing Activities

Net change in deposits	9,855	4,818
Net change in short-term borrowings	22,667	(2,097)
Proceeds from exercise of stock options	540	440
Cash dividends paid	(1,369)	(1,015)
Stock repurchase and retirement	(2,179)	(250)
Payments on note payable	(28)	(5,025)

Net cash from financing activities	29,486	(3,129)

Net change in cash and cash equivalents	(2,329)	(15,599)
Cash and cash equivalents at beginning of period	47,321	73,318

Cash and cash equivalents at end of period	$44,992	$57,719

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2004

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the respective three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive, for the three months ended September 2004 and 2003 were 233,135 and 71,025, and the weighted average number of options that were not considered, as they were not dilutive, for the Nine months ended September 2004 and 2003, were 207,466 and 48,027. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Weighted average shares outstanding	5,933,235	5,974,121	5,958,509	5,967,766
Dilutive effects of assumed exercises of Stock Options	45,460	72,370	55,842	71,860

Shares used to compute diluted Earnings per share	5,978,695	6,046,491	6,014,351	6,039,626

Note 4 – Stock Compensation:

Employee compensation expense under stock options is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share for the periods indicated if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation.

	Three Months Ended September 30		Nine Months Ended September 30
	2004	2003	2004	2003
Net income as reported	$2,465	$2,521	$7,378	$7,266
Stock-based compensation expense determined under fair value based method	125	68	477	204

Pro forma net income	2,340	2,453	6,901	7,062

Basic earnings per share as reported	.42	.42	1.24	1.22
Pro forma basic earnings per share	.39	.41	1.16	1.18

Diluted earnings per share as reported	.41	.42	1.23	1.20
Pro forma diluted earnings per share	.39	.41	1.15	1.17

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

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30,2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7.4 million or 1.04% of total loans was an appropriate estimate of losses within the loan portfolio as of September 30, 2004. This estimate resulted in a provision for loan losses on the income statement of $1,175,000 for the nine months ended September 30, 2004. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the third quarter and first nine months results was the effect that loan growth has had on the earnings of the Company. Total loans were $85 million (14%) higher at the end of the third quarter of 2004 than the same date in 2003. This loan growth helped drive the $952,000 (14%) growth in net interest income from the third quarter of 2003 to third quarter of 2004, and helped increase the net interest margin from 3.79% to 4.10% for the same time periods. The growth in net interest income in the third quarter partially offset the $733,000 (77%) reduction in gains on loans sold caused by the slowdown in the mortgage loan refinancing market.

FINANCIAL CONDITION

Total assets at September 30, 2004 were $853,444,000 compared to $815,976,000 at December 31, 2003, an increase of $37,468,000 (5%). Loans outstanding increased $51,833,000 (8%) from $660,442,000 at December 31, 2003 to $712,275,000 at September 30, 2004, while available-for-sale securities decreased $8,997,000 (20%) for the same time period. As table 1 illustrates, the largest increase in the overall loan portfolio for the year has been in nonresidential real estate loans, which have increased $41,356,000 (17%) since December 31, 2003 and reflects the current strength in the demand for commercial real estate loans. The decrease in available-for-sale securities was the result of run-off in short-term investments purchased with excess liquidity in the second half of 2003. Deposits increased $9,759,000 (1.40%) to $708,486,000 at September 30, 2004, compared to $698,727,000 at December 31, 2003, while short-term borrowings increased $22,667,000 (272%) to $31,014,000 at September 30, 2004 from $8,347,000 at December 31, 2003. Contributing to the slow growth in deposits was the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $15,000,000 from December 31, 2003 to September 30, 2004. This seasonal fluctuation is the result of the timing of tax receipts at the local municipalities, the majority of which are received in the fourth quarter of the year. The increase in short-term borrowings was a result of higher overnight federal funds borrowed from correspondent banks. Federal Funds borrowed are used for short-term funding needs as growth in assets outpaces the growth in deposits and equity.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	September 30, 2004		December 31, 2003
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$291,040	40.8%	$249,683	37.8%
One- to four-family residential real estate loans	186,678	26.2	175,492	26.5
Commercial loans	127,792	17.9	130,022	19.7
Consumer loans	20,451	2.9	19,367	2.9
Construction and land development loans	82,557	11.6	82,356	12.5
Municipal obligations	4,597	0.6	4,183	0.6

Total loans	$713,115	100.0%	$661,103	100.0%

Less:
Deferred loan fees	840		661
Allowance for loan losses	7,385		6,855

Net loans	$704,890		$653,587

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased to $7,378,000, an increase of $112,000 (2%) as compared to the same period in 2003. Net income for the quarter ended September 30, 2004 was $2,465,000 ($.41 diluted earnings per share) compared to $2,521,000 ($.42 diluted earnings per share) during the same period of 2003, a decrease of $56,000 (2%). For the first nine months of 2004 the primary reason for the earnings gain from 2003 was the $2,301,000 (12%) increase in net interest income as described below. For the third quarter the net interest income increased $952,000 (14%). The increase in net interest income was offset by lower gains on loans sold, which were $1,579,000 (61%) lower than 2003 on a year to date basis and $733,000 (77%) lower for the quarter. This decrease was a result of a slowdown in the mortgage loan refinance market. The provision for loan losses was $585,000 (99%) higher for the nine month ended September 30, 2004, and $235,000 (89%) higher for the third quarter, than 2003. The increase in the provision expense was primarily the result of higher losses.

NET INTEREST INCOME

Net interest income increased $952,000 (14%) in the third quarter of 2004 over the same period in 2003, while the year to date total increased $2,301,000 (12%) from $19,811,000 in 2003 to $22,112,000 in 2004. The increase in the net interest income was the result of the growth in earning assets and the reduction on rates paid on interest bearing liabilities from 2003 to 2004. As illustrated in Table 4, net interest income, from the third quarter of 2003 to third quarter of 2004, was positively impacted by volume additions to the balance sheet by $790,000 and by a net favorable rate variance of $154,000. The main contributor to the growth in earning assets was loans, which were up $85 million or 14% at the end of the third quarter of 2004 from the same period a year earlier. The loan growth and the resulting higher yielding mix of earning assets produced a net interest margin of 4.05% for the third quarter of 2004, which was 26 basis points higher than the 3.79% net interest margin for the third quarter of 2003. The mix of earning assets changed significantly from the third quarter of 2003, as higher yielding loans increased and lower yielding overnight investments declined. Average loans for the third quarter of 2004 increased $82 million (13%) from a year earlier, while lower yielding overnight investments decreased $36 million (100%) from the same period in 2003. The favorable mix is illustrated in Table 2 which shows that the yield on earning assets has improved from 5.47% for the third quarter of 2003 to 5.62% for the same period in 2004 despite the yield on loans declining from 5.88% to 5.79% for the same time period. Table 2 also shows that the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improved to 114.84% in the third quarter of 2004 from 113.32% in 2003. Management expects this ratio to increase as the balance sheet grows. This growth will leverage the non-earning assets, fixed assets, goodwill and purchase intangibles, acquired through the Company’s purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) in November 2002.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the September 30, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. As shown below, lower rates would have a more dramatic effect on earnings than rising rates. This is due to interest bearing transaction accounts whose rates can not drop appreciably lower than their current levels.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	5.22%
Increase 100 bp	3.14
Decrease 100 bp	(3.97)
Decrease 200 bp	(12.52)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2004 and 2003 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2004			Three Months ended September 30, 2003
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$703,718	$10,239	5.79%	$621,657	$9,221	5.88%
Securities (2)	49,189	418	3.38	64,555	465	2.86
Other interest-earning assets	4,006	43	4.27	22,049	80	1.44

Total interest-earning assets	756,913	10,700	5.62	708,261	9,766	5.47

Non-interest-earning assets	81,817			75,605

Total assets	$838,730			$783,866

Interest-bearing liabilities:
Transaction accounts	335,972	766.91		319,070	656.82
Time deposits	262,431	1,666	2.53	262,639	1,879	2.84
Borrowings	60,672	486	3.19	43,315	393	3.60

Total interest-bearing liabilities	659,075	2,918	1.76	625,024	2,928	1.86

Non-interest-bearing liabilities	110,040			94,076

Total liabilities	769,115			719,100

Shareholders’ equity	69,615			64,766

Total liabilities and shareholders’ equity	$838,730			$783,866

Net interest income		$7,782			$6,838

Interest rate spread			3.86%			3.61%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.09%			3.83%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.23%			.22%

Average interest-earning assets to interest-bearing liabilities	114.84%			113.32%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $68,000 and $76,000, in 2004 and 2003 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2004 and 2003 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2004			Nine Months ended September 30, 2003
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$685,042	$29,298	5.71%	$615,710	$28,073	6.10%
Securities (2)	50,170	1,223	3.26	70,312	1,620	3.08
Other interest-earning assets	5,244	132	3.36	21,769	261	1.60

Total interest-earning assets	740,456	30,653	5.53	707,791	29,954	5.66

Non-interest-earning assets	82,349			70,420

Total assets	$822,805			$778,211

Interest-bearing liabilities:
Transaction accounts	339,566	2,076.82		317,398	2,558	1.08
Time deposits	257,325	4,965	2.58	267,283	6,144	3.07
Borrowings	53,353	1,297	3.25	45,080	1,207	3.58

Total interest-bearing liabilities	650,244	8,338	1.71	629,761	9,909	2.10

Non-interest-bearing liabilities	103,524			86,338

Total liabilities	753,768			716,099

Shareholders’ equity	69,037			62,112

Total liabilities and shareholders’ equity	$822,805			$778,211

Net interest income		$22,315			$20,045

Interest rate spread			3.82%			3.56%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.03%			3.79%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.21%			.23%

Average interest-earning assets to interest-bearing liabilities	113.87%			112.39%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $203,000 and $234,000, in 2004 and 2003 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30,2004 Compared to Three months ended September 30, 2003			Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to: Loans receivable	$1,190	$(172)	$1,018	$3,042	$(1,818)	$1,224

Securities	(121)	74	(47)	(488)	91	(397)
Other interest-earning assets(1)	(103)	66	(37)	(288)	159	(129)

Total interest-earning assets	966	(32)	934	2,267	(1,568)	699

Interest expense attributable to:
Transactions accounts	36	74	110	170	(652)	(482)
Time deposits	(2)	(212)	(213)	(223)	(956)	(1,179)
Borrowings	142	(49)	93	209	(119)	90

Total interest-bearing liabilities	176	(187)	(10)	155	(1,727)	(1,571)

Increase (decrease) in net interest income	$790	$154	$944	$2,111	$159	$2,270

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,175,000 for the nine months ended September 30, 2004, an increase of $585,000 compared to the $590,000 provision recorded during the same period in 2003. For the third quarter of 2004 the provision for loan losses was $500,000, an increase of $235,000 compared to the $265,000 provision for the third quarter of 2003. During the first nine months of 2004, total loans increased by $51,833,000, from $660,442,000 at December 31, 2003 to $712,275,000 at September 30, 2004. For the same period of 2003 total loans increased $20,246,000. Non-performing loans increased, to $4,350,000 or .61% of total loans outstanding at September 30, 2004, compared to $3,473,000 or .53% at December 31, 2003, and increased from the September 30, 2003 level of $4,143,000 or .66%. Net charge-offs, year to date 2004, were $645,000 or .13% on an annualized basis to average loans, compared to the $408,000 and .09% for the first nine months of 2003. The allowance for loan losses was 170% of non-performing loans on September 30, 2004 compared to 197% at the end of 2003 and 159% at September 30, 2003. While non-performing loans and allowance to non-performing loan ratios were stable from the third quarter of 2003 to 2004, higher losses and the application of loss factors to the increase in loans outstanding led to the increase in the provision from 2003. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the change in credit quality, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2004	2003	2004	2003
Balance of allowance at beginning of period	$7,180	$6,539	$6,855	$6,408
Recoveries of loans previously charged off:
Commercial loans	2	1	7	4
Consumer loans	0	3	1	20
Mortgage loans	0	1	0	1

Total recoveries	2	5	8	25

Loans charged off:
Commercial loans	(164)	(77)	(375)	(123)
Consumer loans	(133)	(88)	(272)	(208)
Mortgage loans	0	(54)	(6)	(102)

Total charge-offs	(297)	(219)	(653)	(433)

Net charge-offs	(295)	(214)	(645)	(408)
Provision for loan losses	500	265	1,175	590
Merger adjustment	0	0	0	0

Balance of allowance at end of period	$7,385	$6,590	$7,385	$6,590

Net charge-offs to average loans outstanding for period	.17%	.14%	.13%	.09%

Allowance at end of period to loans at end of period	1.04%	1.05%	1.04%	1.05%

Allowance to nonperforming loans at end of period	169.77%	159.06%	169.77%	159.06%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2004	2003	2004	2003
Service charges on fees and Deposit accounts	$994	$907	$2,786	$2,670
Gain on securities	0	0	10	0
Gains on loans sold	222	955	1,025	2,604
Trust Fee Income	199	149	559	432
Bankcard transaction revenue	217	163	572	515
Company owned life insurance earnings	119	102	366	122
Other	270	252	818	709

Total non-interest income	$2,021	$2,528	$6,136	$7,052

Total non-interest income decreased $916,000 (13%) for the first nine months of 2004 from $7,052,000 at September 30, 2003 to $6,136,000 at September 30, 2004. For the third quarter of 2004 non-interest income was down $507,000 (20%) to $2,021,000 compared to $2,528,000 for the same period in 2003. Driving the decrease in non-interest income for the third quarter and the first nine months of 2004 were gains on loans sold, which decreased $733,000 (77%) for the quarter and $1,579,000 (61%) for the first nine months compared to the same periods in 2003. The decrease in non-interest income was due to rising mortgage rates and a saturated refinancing market, as a high percentage of consumers have already taken advantage of the historically low rates that have now been in place for an extended period of time. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the nine months ended September 30, 2004, 549 loans with principal balances of $76 million were sold compared to 1,784 loans with a principal balance of $232 million during the same period in 2003. Loans held for sale at September 30, 2004 increased to $2,087,000 from $1,017,000 at December 31, 2003. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. While the loans held for sale have increased from the end of 2003 the refinancing activity remains well behind the level experienced in the first three quarters of 2003. With the saturation of the refinancing market and rising rates the gains on loans sold activity is expected to stay well below the level experienced in the first three quarters of 2003.

Service charges and fees on deposit accounts increased by $116,000 (4%) from $2,670,000 in the first nine months of 2003 to $2,786,000 for the same period in 2004. Company owned life insurance earnings increased by $244,000 in the first nine months from $122,000 in 2003 to $366,000 in 2004. The increase was the result of earnings from the investment of $10 million in Company owned life insurance policies in the second half of 2003. Trust fee income increased $127,000 (29%) for the nine months of 2004 compared to the same period in 2003 as a result of continued new business development and equity market advances. Bankcard transaction revenue, which are the fees received from vendors when the Bank’s debit cards and credit cards are used, increased by $57,000 (11%) from $515,000 in the first nine months of 2003 to $572,000 in the same period in 2004. Slowing the growth in bankcard revenue was the industry wide legal settlement which effectively reduced the fee percentage that banks receive from customers using the Bank’s cards. This reduction in fees went into effect mid-year of 2003.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2004	2003	2004	2003
Salaries and benefits	$2,655	$2,459	$7,785	$7,103
Occupancy and equipment	868	789	2,497	2,512
Data processing	306	318	950	964
Advertising	235	165	494	412
State bank taxes	215	183	659	549
Amortization of intangible assets	161	161	484	484
Other	1,117	1,192	3,204	3,312

Total non-interest expense	$5,557	$5,267	$16,073	$15,336

Non-interest expense increased to $16,073,000 in the first nine months of 2004 and to $5,557,000 for the third quarter of 2004 from $15,336,000 and $5,267,000 in the same periods of 2003, an increase of $737,000 (5%) and $290,000 (6%) respectively. The largest increase in non-interest expense was in salaries and benefits, which increased $682,000 (10%) in the first nine months of 2004 compared to the same period in 2003. The increase in salaries and benefits was the result of annual merit increases, staff additions and added employee benefit plans related to the investments in Company owned life insurance policies. Contributing to the decreases in occupancy and equipment, $15,000 (1%), and data processing, $14,000 (1%) for the first nine months of 2004, were the elimination of certain conversion expenses and temporary redundancies associated with the PBNK transaction.

INCOME TAX EXPENSE

During the first nine months of 2004, income tax expense decreased $49,000 (1%) from $3,671,000 in the first nine months of 2003 to $3,622,000 in the same period of 2004 as a result of higher tax-free income from company owned life insurance earnings. For the third quarter of 2004 income tax expense was down $24,000 (2%) to $1,213,000 compared to $1,237,000 for the same period in 2003 as a result of lower revenue. The increased tax-free income lowered the effective tax rate to 32.93% for the first nine months of 2004 compared to 33.56% for the same period in 2003,while the effective tax rate for the third quarter was relatively flat at 32.97% for 2004 and 32.91% for 2003 as the result of the investment in company owed life insurance in the third quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations.

The Bank has the ability to draw funds from the Federal Home Loan Bank and three of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $4,395,000, from $66,689,000 at December 31, 2003 to $71,084,000 at September 30, 2004. In the first nine months of 2004, the Company paid a cash dividend of $.23 per share totaling $1,369,000.

On June 27, 2003, the Company’s Board of Directors approved the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market, this plan ends on December 31, 2004. As of the date of this report, 85,500 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The FRB and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2004, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $1.5 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2004, the Bank’s leverage and total risk-based ratios were 9.07% and 10.19% respectively, which exceed the well-capitalized thresholds.

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30,2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

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

Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2004, and, based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table shows information relating to the repurchase of shares by the Company during the three months ended September 30, 2004:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may be purchased under the plans or programs
July 1-31, 2004	15,000	$28.42	74,700	125,300
August 1-31, 2004	5,800	$26.75	80,500	119,500
September 1-30, 2004	5,000	$26.25	85,500	114,500

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

(b) Reports of Form 8-K

BKFC filed a report on Form 8-K on July 19, 2004, disclosing under Item 12, a press release. The press release announced BKFC’s financial results for the second quarter of 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: November 5, 2004	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: November 5, 2004	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary