Form 10-K
period 2004-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2005-03-11
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2004

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of December 31, 2004 was $85,400,000.

At February 18, 2005 there were 5,922,839 shares of the registrant’s Common Stock issued and outstanding.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2004		2003		2002		2001		2000
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$290,684	40.3%	$249,683	37.8%	$216,579	35.6%	$126,161	30.6%	$116,974	30.4%
One - to four-family residential real estate loans	188,140	26.1	175,492	26.5	176,546	29.1	136,194	33.1	150,222	39.1
Commercial loans	130,760	18.2	130,022	19.7	119,446	19.7	81,051	19.7	73,538	19.1
Consumer loans	20,606	2.9	19,367	2.9	19,258	3.2	14,959	3.6	12,661	3.3
Construction and land development loans	84,690	11.8	82,356	12.5	72,522	11.9	52,184	12.7	23,586	6.1
Municipal obligations	5,074	0.7	4,183	0.6	3,013	0.5	1,443	0.3	7,849	2.0

Total loans	$719,954	100.0%	$661,103	100.0%	$607,364	100.0%	$411,992	100.0%	$384,830	100.0%

Less:
Deferred loan fees	797		661		549		520		749
Allowance for loan losses	7,214		6,855		6,408		4,244		3,806

Net loans	$711,943		$653,587		$600,407		$407,228		$380,275

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2004, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2004:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial loans	$86,752	$40,854	$3,154	$130,760
Construction and land development loans	84,690	—	—	84,690

Total	$171,442	$40,854	$3,154	$215,450

Interest sensitivity:
With fixed rates		$17,051	$61
With variable rates		23,803	3,093

Total		$40,854	$3,154

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

At December 31, 2004, the Bank had a total of $291 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the Northern Kentucky metropolitan area. Such loans comprised approximately 40% of the Bank’s total loans at such date, $1,680,000 of which were nonperforming.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $188 million at December 31, 2004, and represented 26% of total loans at such date. At December 31, 2004, the Bank had $2,056,000 of non-performing loans of this type.

Loans held for sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2004 these loans totaled $1,391,000.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout Northern Kentucky and the metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2004, the Bank had $131 million, or 18% of total loans, invested in commercial loans, $1,123,000 of which was non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2004, the Bank had $21 million, or 3% of total loans, invested in consumer loans, $69,000 of which was non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2004, a total of $85 million, or approximately 12% of the Bank’s total loans, consisted of construction and land development loans, $217,000 of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2004, the Bank had $5 million, or 0.7% of total loans, invested in municipal obligation loans, none of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee for approval or rejection. If, however, the loan relationship is in excess of $1.25 million, the loan will be submitted to the Bank’s Executive Committee for approval or rejection.

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

When a residential real estate loan application is approved, title insurance is obtained in respect of the real estate, which will secure the loan. When a nonresidential real estate loan application is approved, title insurance is customarily obtained on the title to the real estate, which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and to name the Bank as an insured mortgagee.

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

The Bank has developed a risk-rating system to quantify commercial loan quality. The system assigns a risk rating from 1 to 9 for each loan. Classified commercial loans are those with risk ratings of 5 or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s exposure. Losses or partial losses will be taken when they are recognized.

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

Generally, the Bank classifies as “substandard” all commercial loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amounts of the Bank’s classified assets at December 31, 2004, were as follows:

(In thousands)
Substandard (risk rating 7)	$6,220
Doubtful (risk rating 8)	1,773
Loss (risk rating 9)	0

Total classified assets	$7,993

The following table reflects the amount of loans in delinquent status as of December 31, 2004:

(In thousands)
Loans delinquent
30 to 59 days	$8,951
60 to 89 days	1,095
90 or more days	1,658

Total delinquent loans	$11,704

Ratio of total delinquent loans to total loans	1.63%

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2004, the Bank had designated $6,024,000 as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate:
Nonresidential	$1,319	$489	$0	$427	$344
Residential	941	181	318	329	226
Construction	217	174	248	0	0
Commercial	1,010	622	365	198	192
Consumer and other	0	0	0	0	122

Total	3,487	1,466	931	954	884

Accruing loans which are contractually past due 90 days or more:
Real estate:
Nonresidential	$361	$800	$358	0	0
Residential	1,115	843	2,292	2,114	3,215
Construction	0	0	324	0	0
Commercial	113	310	158	44	628
Consumer and other loans	69	54	109	41	262

Total	1,658	2,007	3,241	2,199	4,105

Total of non-accrual and 90 days past due loans	$5,145	$3,473	$4,172	$3,153	$4,989

Percentage of total loans	.72%	.53%	.69%	.77%	1.30%

Other nonperforming assets(2)	$1,434	$1,239	$1,754	$292	$94

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan. The amount of interest that would have been recorded on non-accrual loans was insignificant.

(2)	Consists of real estate acquired through foreclosure, which is carried at the lower of cost (fair value at disclosure) or fair value less estimated selling expenses.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2004, the Bank’s allowance for loan losses totaled $7.2 million.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Year ended at December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance of allowance at beginning of period	$6,855	$6,408	$4,244	$3,806	$3,257
Recoveries of loans previously charged off:
Commercial loans	8	5	10	49	64
Consumer loans	2	26	9	10	10
Mortgage loans	0	1	6	2	0

Total recoveries	10	32	25	61	74

Loans charged off:
Commercial loans	936	335	152	242	383
Consumer loans	360	226	211	69	78
Mortgage loans	30	114	115	93	137

Total charge-offs	1,326	675	478	404	598

Net charge-offs	(1,316)	(643)	(453)	(343)	(524)
Provision for loan losses	1,675	1,090	1,235	781	1,143
Merger adjustment	0	0	1,382	0	(70)

Balance of allowance at end of period	$7,214	$6,855	$6,408	$4,244	$3,806

Net charge-offs to average loans outstanding for period	.19%	.10%	.10%	.09%	.15%

Allowance at end of period to loans at end of period	1.00%	1.04%	1.06%	1.02%	.99%

Allowance to nonperforming loans at end of period	140.21%	197.38%	153.60%	134.60%	76.29%

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Loan type
Commercial	$3,537	$3,369	$3,139	$2,099	$1,757
Real estate	2,528	2,499	2,433	1,556	1,497
Consumer and credit cards	1,149	987	836	589	552

Total allowance for loan losses	$7,214	$6,855	$6,408	$4,244	$3,806

The Bank increased its allowance for loan losses from $6.9 million at December 31, 2003, to $7.2 million at December 31, 2004, due primarily to the growth in the loan portfolio. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2004		2003		2002
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
U.S. Government agency obligations	0	0	1,500	1,523	3,000	3,086
Municipal and other obligations	12,062	12,129	13,611	13,793	12,694	12,984

Total held-to-maturity securities	$12,062	$12,129	$15,111	$15,316	$15,694	$16,070

Available-for-sale securities:
U.S. Government agency obligations	50,903	50,749	42,717	42,924	33,218	33,770
Corporate obligations	1,455	1,455	1,500	1,500	0	0

Total available-for-sale securities	$52,358	$52,204	$44,217	$44,424	$33,218	$33,770

The following table sets forth the carrying value of the Bank’s securities portfolio at December 31, 2004 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one And within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield	Carrying Value	Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	1,580	4.62%	7,488	3.94%	2,994	3.95%	0	0.00%	12,062	4.03%
Available for sale:
Corporate obligations	1,455	2.14%	0	0.00%	0	0.00%	0	0.00%	1,455	2.14%
U.S. Government agency obligations	7,981	2.23%	36,339	3.22%	5,677	3.71%	752	6.03%	50,749	3.16%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2004 the Bank had $5.2 million in retail repurchase agreements.

The Bank has a mortgage payable that is secured by a parcel of real estate owned by the Bank (the “Mortgage Loan”). The Mortgage Loan has an interest rate of 9.00%, monthly payments of $2,762 and a balance of $51,000 at December 31, 2004, and $78,000 at December 31, 2003. The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank had $12 million in deposits from outside its market area as of December 31, 2004.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2004:

Maturity	At December 31, 2004
(In thousands)
Three months or less	$16,433
Over 3 months to 6 months	15,755
Over 6 months to 12 months	17,966
Over 12 months	30,323

Total	$80,477

Short-Term Borrowings. In addition to repurchase agreements the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs

The following table sets forth the maximum month end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2004, 2003 and 2002, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2004	2003	2002
	(Dollars in thousands)
Maximum balance at any month-end during the period	$31,013	$8,347	$9,214
Average balance	15,985	5,510	6,090
Weighted average interest rate	1.78%	1.41%	2.24%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2004	2003	2002
Short-term borrowings outstanding	$9,161	$8,347	$5,880
Weighted average interest rate	1.78%	1.32%	1.56%

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

In recognition of the foregoing factors, the management and the Board of Directors of the Bank have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: (i) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; (ii) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; (iii) emphasizing the origination and retention of adjustable-rate loans; and (iv) utilizing longer term certificates of deposit as funding sources when available. While management and the Board of Directors believe the foregoing steps have mitigated interest-rate risk to the maximum extent practicable, the contractual terms to maturity or repricing of the Bank’s liabilities still exceed the contractual terms to maturity or repricing of the Bank’s earning assets in twelve month period. Although the Bank currently is liability sensitive, lower rates would have a disproportionately negative impact on earnings, as rates on interest bearing transaction accounts can not drop appreciably lower than their current levels, while yields on earning assets still have downward potential if rates fall. Management and the Board of Directors monitor the Bank’s exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2004, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. This table does not necessarily indicate the impact of general interest rate movements on the Bank’s net interest income because the re-pricing of certain categories of assets and liabilities is subject to the interest rate environment, competition and other factors beyond the Bank’s control. As a result, certain assets and liabilities may in fact mature or re-price at different times and in different volumes than indicated.

	Within 3 Months	4 -12 Months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$0	$0	$0	$0	$0
Interest bearing deposits with banks	0	0	0	0	0
Securities	11,526	3,571	43,763	9,481	68,341
Loans receivable (1)	366,270	94,877	256,199	4,414	721,760

Total interest-earning assets	377,796	98,448	299,962	13,895	790,101

Interest-bearing liabilities:
Savings deposits	39,971	0	0	0	39,971
Money market deposit accounts	86,878	0	0	0	86,878
NOW accounts	242,166	0	0	0	242,166
Certificates of deposit	35,465	97,695	89,090	48	222,298
IRA’s	4,713	14,849	20,471	0	40,033
Federal funds purchased	3,922	0	0	0	3,922
Repurchase agreements	5,239	0	0	0	5,239
Notes payable	17,007	20	4,110	16,436	37,573

Total interest-bearing liabilities	435,361	112,564	113,671	16,484	678,080

Interest-earning assets less Interest-bearing liabilities	$(57,565)	$(14,116)	$186,291	$(2,589)	$112,021

Cumulative interest-rate sensitivity gap	$(57,565)	$(71,681)	$114,610	$112,021

Cumulative interest-rate gap as a Percentage of total interest earning assets	(7.29)%	(9.07)%	14.51%	14.18%

(1)	Virtually all of the Bank’s loans are monthly amortizing adjustable-rate installment obligations and, therefore, are not subject to rollover and renewal provisions. Excludes overdrawn accounts reflected as loans.

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

Employees

As of December 31, 2004, the Bank had 189 full-time employees and 64 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2004, the maximum the Bank could lend to any one borrower generally equaled $8.7 million and equaled $13.1 million if the borrower provided collateral with a cash value in excess of the amount of the loan.

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

The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2004:

	At December 31, 2004
	BKFC		The Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$77,784	9.50%	$76,624	9.37%
Requirement	32,760	4.00	32,709	4.00

Excess	$45,024	5.50%	$43,915	5.37%

Total risk-based	$84,998	10.38%	$83,838	10.25%
Requirement	65,520	8.00	65,418	8.00

Excess	$19,478	2.38%	$18,420	2.25%

Leverage ratio	$77,784	9.08%	$76,624	8.96%
Requirement	34,278	4.00	34,225	4.00

Excess	$43,506	5.08%	$42,399	4.96%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank’s capital levels at December 31, 2004, meet the standards for the highest level, a “well-capitalized” institution.

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

At December 31, 2004, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount equal to $2.1 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review. In 2004, BKFC paid a cash dividend of $0.23 per share totaling $1,370,000.

FDIC Deposit Insurance and Assessments

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

The deposits of Burnett and FTSB obtained by the Bank in the mergers, which at September 30, 2004 was $131 million, including the attributed growth factor, remain insured by the SAIF. The Bank is a member of the BIF, and, at September 30, 2004, it had $580 million in deposits insured in the BIF.

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

FRB Reserve Requirements

FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $47.6 million of such accounts (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $47.6 million. At December 31, 2004, the Bank was in compliance with this reserve requirement.

Acquisitions of Control

Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger also require regulatory approval.

Federal Home Loan Banks

The Federal Home Loan Banks provide credit to their members in the form of advances. The Bank is a member of the FHLB and must maintain an investment in the capital stock of the FHLB that consist of two components, the first is the membership component which is equal to .15% of the Bank’s total assets, the second is an activity component that is equal to 2%-4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of $4,075,000 at December 31, 2004. Generally, the FHLB is not permitted to make new advances to a member without positive tangible capital.

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

Fiscal Year 2004	High	Low
First Quarter	$30.50	$30.00
Second Quarter	30.30	28.75
Third Quarter	29.25	26.00
Fourth Quarter	26.85	25.75

Fiscal Year 2003	High	Low
First Quarter	$30.00	$26.50
Second Quarter	32.25	29.00
Third Quarter	31.25	30.30
Fourth Quarter	32.00	30.35

There were 5,927,979 shares of common stock of BKFC outstanding on December 31, 2004, which were held of record by 1,064 shareholders. The Board of Directors declared cash dividends of $.08 per share in March 2003, and $.09 per share in September 2003, and $.11 per share in March 2004, and $.12 per share in September 2004.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2004. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands Except Per Share Amounts) (a)	For Year Ended December 31st
	2004	2003	2002	2001	2000
Earnings:
Total Interest Income	$41,591	$39,369	$33,959	$36,083	$36,247
Total Interest Expense	11,598	12,690	12,120	17,415	19,015

Net Interest Income	29,993	26,679	21,839	18,668	17,232
Provision for Loan Losses	1,675	1,090	1,235	781	1,143
Noninterest Income	8,271	8,940	5,515	4,346	2,850
Noninterest Expense	21,602	20,484	13,583	11,854	12,747

Income Before Income Taxes	14,987	14,045	12,536	10,379	6,192
Federal Income Taxes	4,929	4,686	4,085	3,310	1,979

Net Income	$10,058	$9,359	$8,451	$7,069	$4,213

Per Common Share Data:
Basic Earnings	$1.69	$1.57	$1.42	$1.16	$0.69
Diluted Earnings	1.68	1.55	1.41	1.15	0.68
Dividends Paid	0.23	0.17	0.13	0.10	0.08
Balances at December 31:
Total Investment Securities	$64,266	$59,535	$59,464	$52,298	$52,373
Total Loans	719,157	660,442	606,815	411,472	384,081
Allowance for Loan Losses	7,214	6,855	6,408	4,244	3,806
Total Assets	878,129	815,976	779,606	507,262	470,129
Noninterest Bearing Deposits	121,454	106,451	91,787	55,763	52,253
Interest Bearing Deposits	631,346	592,276	575,559	360,420	341,468
Total Deposits	752,800	698,727	667,346	416,183	393,721
Notes payable	37,573	37,850	43,125	9,449	12,174
Total Shareholders’ Equity	73,664	66,689	58,423	51,521	47,777
Other Statistical Information:
Return on Average Assets	1.21%	1.19%	1.52%	1.48%	0.95%
Return on Average Equity	14.39%	14.84%	15.35%	14.05%	9.63%
Dividend Payout Ratio	13.61%	10.83%	9.15%	8.62%	11.59%
Capital Ratios at December 31:
Total Equity to Total Assets	8.39%	8.17%	7.50%	10.16%	10.16%
Average Equity to Average Assets	8.38%	8.04%	9.93%	10.50%	9.84%
Tier 1 Leverage Ratio	9.08%	8.87%	9.57%	10.46%	10.12%
Tier 1 Capital to Risk-Weighted Assets	9.50%	9.60%	9.40%	10.46%	11.39%
Total Risk-Based Capital to Risk-Weighted Assets	10.38%	10.54%	10.39%	12.12%	12.32%
Loan Quality Ratios at December 31:
Allowance for Loan Losses
To Total Loans	1.00%	1.04%	1.06%	1.02%	0.99%
Allowance for Loan Losses
To Nonperforming Loans	140.21%	197.38%	153.60%	134.60%	76.29%
Net Charge-Offs to Average Net Loans	0.19%	0.10%	0.10%	0.09%	0.15%

(a)	Financial Data reflects a combination accounted for as a pooling of interest in 2000.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

And the Results of Operations

December 31, 2004

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements by the Company relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Company’s management and are subject to risks and uncertainties. While the Company believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Company in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Company’s clients; and other risks identified from time-to-time in The Company’s other public documents on file with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

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

The driving force for the growth in earnings in 2004 was loan growth and an improved mix of earning assets. On average, loans grew by $70,202,000 or 11% in 2004, while short term investments decreased by $33,125,000 or 93%. The high amount of short term investments in 2003 was the result of the PBNK acquisition in 2002. The net effect to the balance sheet from the acquisition, and the related issuance of $17,000,000 in trust preferred securities, was an increase in liquidity that led to a higher percentage of short-term investments to earning assets in 2003 compared to 2002. This growth in loans and the accompanying improvement in the earning asset mix of the bank in 2004 drove the increase in net interest income of $3,314,000 or 12% for the year.

Offsetting the increase in net interest income was the decrease in gains on the sale of mortgage loans. Gains on the sale of mortgage loans decreased $1,643,000 or 56% from 2003. The gains in 2003 were driven by refinancing activity as a result of the historically low interest rate environment of 2003, and with rising mortgage rates and a saturated refinancing market 2004 saw a slowdown in this refinancing activity. The gains in 2004 represented a more normalized year in gains on the sale of mortgage loans.

Higher credit losses in 2004 drove the provision for loan losses to $1,675,000, an increase of $585,000 or 54% from 2003. Net charge offs for 2004 were $1,316,000 or .19% of average loans compared to the $643,000 or .10% in 2003. While the charge off percentage increased from .10% in 2003 to .19% in 2004, the Banks net charge off experience is still well below industry averages.

The following sections will provide more details on subjects presented in the overview.

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

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level the Bank considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance for loan losses. Provisions for loan losses are based on the Bank’s review of the historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The Bank’s strategy for credit risk management includes a combination of conservative underwriting, documentation and collections standards and quarterly management reviews of large loan exposures and loans experiencing deterioration of loan quality.

Larger commercial loans that exhibit probable or observed loan weaknesses are subject to individual review. Where appropriate, specific portions of the allowance are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. The review of individual loans includes those loans that are impaired as provided in SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” The Bank evaluates the collectibility of both principal and interest when assessing the need for loans being placed on non-accrual status. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates applied to commercial loans are derived from analyzing a range of the loss experience sustained on loans according to their internal risk grade. These loss rates may be adjusted to account for environmental factors if warranted.

Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans are not individually risk graded. Rather, a range of historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations of the allowance are established for each pool of loans based on the expected net charge-offs for one year.

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and the internal credit review department.

Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

During 2004, the Bank migrated from using peer data in determining historic loss ratios to the Bank’s own loss experience. Prior to 2004, the peer data on loss experience was used as a result of the relatively young age of the Bank and low levels of loss experience. The implementation of this change did not have a material effect on the financial statements.

FINANCIAL CONDITION

Total assets at December 31, 2004 were $878,129,000 compared to $815,976,000 at December 31, 2003, an increase of $62,153,000 (8%). Driving the asset growth in the bank was an increase of $58,356,000 (9%) in the loan portfolio. Contributing to the growth in the loan portfolio were increases in the commercial and commercial real estate loan portfolios (up $41,739,000 or 11%) and the residential real estate portfolio (up $12,648,000 or 7%). The growth in the residential portfolio was primarily the result of home equity loans, which increased $12,363,000 or 27% from December of 2003. While the growth in the commercial and commercial real estate portfolio in 2004 was typical for the Bank, the growth in home equity loans benefited from the Bank’s marketing efforts. The majority of the asset growth was funded by increases in deposits and shareholders’ equity. Total deposits increased $54,073,000 (8%) to $752,800,000 at December 31, 2004, compared to $698,727,000 at December 31, 2003, while shareholders’ equity increased $6,975,000 (10%) to $73,664,000 at December 31, 2004, compared to $66,689,000 at December 31, 2003. While total other borrowings increased $537,000 to $46,734,000 at December 31,2004 compared to $46,197,000 at December 31, 2003. Contributing to the growth in deposits were increases in demand deposit accounts (up $15,003,000 or 14%), money market accounts (up $25,342,000 or 41%) and certificates of deposits and individual retirement accounts (up $13,088,000 or 5%). The growth in demand deposits benefited from the continued growth of commercial loan relationships in the Bank, while the growth in money market accounts benefited from the introduction of the Bank’s Money Market Plus account.

As discussed in the management overview, the following table illustrates the effect loan growth had on the mix of average earning assets of the bank in 2004. The table shows that loans as a percentage of average earning assets grew $70,202,000 to 82.2% of the average earning assets in 2004, compared to 78.5% in 2003 while short-term investments decreased $33,125,000 to .3% of average earning assets in 2004 compared to 4.5% in 2003. These changes to the mix of earning assets had a positive effect on net interest income with higher yielding loans replacing lower yielding short term investments.

Table 1- Average Assets 2004, 2003 and 2002

	2004	As a % of total assets	2003	As a % of total assets	2002	As a % of total assets
Average Assets:
Cash and Due from banks	$42,364	5.1%	$37,098	4.7%	$24,885	4.5%
Short term Investments	2,355.3%		35,480	4.5%	8,521	1.5%
Other interest-earning assets	4,157.5%		5,757.8%		4,168.8%
Securities	51,724	6.2%	48,103	6.1%	49,699	9.0%
Loans (net of allowance for loan losses)	686,016	82.2%	615,814	78.5%	452,276	81.6%
Premises and Equipment	16,589	2.0%	16,394	2.1%	6,896	1.2%
Goodwill and Acquisition intangibles	13,296	1.6%	13,926	1.8%	1,599.3%
Cash Surrender Value of life insurance	11,869	1.4%	5,497.7%		1,366.2%
Other Assets	6,283.7%		6,176.8%		4,712.9%

Total Average Assets	$834,653	100.0%	$784,245	100.0%	554,122	100.0%

RESULTS OF OPERATIONS

SUMMARY

Net income was $10,058,000 for the year ended December 31, 2004 compared to $9,359,000 in 2003, an increase of $699,000 (7%). Net income for the year ended December 31, 2003 increased $908,000 (11%) from the $8,451,000 recorded in 2002. Driven by the growth in loans and the improved mix of earning assets, net interest income increased $3,314,000 or 12% in 2004 which helped offset the $1,643,000 (56%) reduction in gains on loans sold from 2003. The reduction in gains on loans sold was caused by the slowdown in the mortgage loan refinancing market, which slowed dramatically from 2003 as a result of rising rates. The 2003 results reflected the full year effect of the purchase of certain assets and the assumption of certain liabilities of the Peoples Bank of Northern Kentucky (“PBNK”) on November 22, 2003.

NET INTEREST INCOME

Net interest income grew to $29,993,000 in 2004, an increase of $3,314,000 (12%) over the $26,679,000 earned in 2003. The increase was driven by the growth in loans and an improved mix of earning assets. These balance sheet changes help produce the increase in the net interest margin from 3.79% in 2003 to 4.03% in 2004. As can be seen in table 3, net interest income was positively impacted by the volume additions and mix improvements to the balance sheet by $3,139,000 in 2004, and was helped to a smaller degree by the rate variance which had a $138,000 positive impact on net interest income.

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

The Bank’s ratio of interest-earning assets to interest-bearing liabilities was 113.90% for 2004 which was an increase, or improvement, from the 112.60% in 2003. The Bank expects this ratio to increase with balance sheet growth, which will continue to leverage the acquired fixed assets and goodwill and purchase intangibles associated with the PBNK acquisition in 2002.

Net interest income grew to $26,679,000 in 2003, an increase of $4,840,000 (22%) over the $21,839,000 earned in 2002. The large increase in the net interest income was the result of the growth in earning assets and interest bearing liabilities associated with both the PBNK transaction and the growth experienced in 2003, and was offset with a decline in the net interest margin to 3.79% in 2003 from 4.28% in 2002. The decline in the net interest margin was the result of the historically low interest rate environment and the balance sheet changes associated with the PBNK transaction. As can be seen in table 3, net interest income was positively impacted by the volume additions to the balance sheet by $6,220,000 in 2003, however these gains were offset by the rate variance, which had a $1,365,000 negative impact on net interest income. The level of net free funds has also dropped as a result of the balance sheet changes in 2003 associated with the PBNK acquisition. As table 2 shows, the average interest-earning assets to interest-bearing liabilities ratio decreased from 117.59% on average balances in 2002 to 112.60% in 2003. The effect of the low rates and the balance sheet changes can also be seen in table 2 which shows the positive effect of net free funds on the net interest margin had fallen from .42% in 2002 to .23% in 2003.

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

Table 2- Average Balance Sheet Rates 2004, 2003 and 2002 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2004			2003			2002
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$693,195	$39,969	5.77%	$622,346	$37,288	5.99%	$454,887	$31,329	6.89%
Securities (2)	51,724	1,686	3.26	48,103	1,826	3.80	49,699	2,631	5.29
Other interest-earning assets	6,512	204	3.15	41,237	560	1.36	12,689	289	2.28

Total interest-earning assets	751,431	41,859	5.57	711,686	39,674	5.57	517,275	34,249	6.62

Non-interest-earning assets	83,222			72,559			36,989

Total assets	$834,653			$784,245			$554,264

Interest-bearing liabilities:
Transaction accounts	346,940	3,153.91		323,837	3,276	1.01	227,587	3,919	1.72
Time deposits	259,072	6,660	2.57	264,056	7,831	2.97	187,448	7,409	3.95
Borrowings	53,694	1,785	3.32	44,148	1,583	3.59	24,846	792	3.19

Total interest-bearing liabilities	659,706	11,598	1.76	632,041	12,690	2.01	439,881	12,120	2.76

Non-interest-bearing liabilities	105,030			89,117			59,327

Total liabilities	764,736			721,158			499,208
Shareholders’ equity	69,917			63,087			55,056

Total liabilities and shareholders’ equity	$834,653			$784,245			$554,264

Net interest income		$30,261			$26,984			$22,129

interest rate spread			3.81%			3.56%			3.86%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.03%			3.79%			4.28%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.22%			.23%			.42%

Average interest-earning assets to interest-bearing liabilities	113.90%			112.60%			117.59%

(1)	Includes non-accrual loans.

(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $268,000, $305,000, and $290,000, in 2004, 2003, and 2002 respectively.

Table 3-Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Loans receivable	$4,125	$(1,444)	$2,681	$10,425	$(4,466)	$5,959
Securities	131	(271)	(140)	(82)	(723)	(805)
Other interest-earning assets(1)	(713)	357	(356)	428	(157)	271

Total interest-earning assets	3,543	(1,358)	2,185	10,771	(5,346)	5,425

Interest expense attributable to:
Transaction accounts	224	(347)	(123)	1,311	(1,954)	(643)
Time deposits	(145)	(1,026)	(1,171)	2,559	(2,137)	422
Borrowings	324	(122)	202	681	110	791

Total interest-bearing liabilities	403	(1,495)	(1,092)	4,551	(3,981)	570

Increase (decrease) in net interest income	$3,140	$137	$3,277	$6,220	$(1,365)	$4,855

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,675,000 for the year ended December 31, 2004, compared to $1,090,000 for 2003. The increase of $585,000 (54%) reflected a higher level of losses in the loan portfolio in 2004. For the year 2004, net charge offs were $1,316,000 or .19% of average loan balances compared to 2003 figures of $643,000 or .10% of average loan balances. Total non-accrual loans and loans past due 90 days or more were $5,145,000 (.72% of loans outstanding) at December 31, 2004 compared to $3,473,000 (.53% of loans outstanding) at December 31, 2003. As the non-performing loan balances increased, the ratio of the allowance to nonperforming loans (coverage ratio) decreased from 197% at the end of 2003 to 140% at the end of 2004. The provision for loan losses was $1,090,000 for the year ended December 31, 2003, compared to $1,235,000 for 2002. The decrease of $145,000 (12%) reflected the stable credit quality of the loan portfolio. For the year 2003, net charge offs were $643,000 or .10% of average loan balances compared to 2002 figures of $453,000 or .10% of average loan balances. Total non-accrual loans and loans past due 90 days or more were $3,473,000 (.53% of loans outstanding) at December 31, 2003 compared to $4,172,000 (.69% of loans outstanding) at December 31, 2002. As the non-performing loan balances decreased the ratio of the allowance to nonperforming loans (coverage ratio) increased from 154% at the end of 2002 to 197% at the end of 2003.

The allowance for loan losses as a percentage of total assets stood at 1.00% on December 31, 2004, which was down from the 1.04% at December 31, 2003. The allowance percentage has remained relatively stable from previous years. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the increase in the provision for loan losses is directionally consistent with the increase in losses in the loan portfolio and the higher level of non-performing loans.

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

For additional information on the allowance for loan losses see the critical accounting policies section of this discussion.

Table 4 analysis of the allowance for losses for the periods indicated:

	Year ended at December 31,
	2004	2003	2002	2001	2000
	(Dollars in thousands)
Balance of allowance at beginning of period	$6,855	$6,408	$4,244	$3,806	$3,257
Recoveries of loans previously charged off:
Commercial loans	8	5	10	49	64
Consumer loans	2	26	9	10	10
Mortgage loans	0	1	6	2	0

Total recoveries	10	32	25	61	74

Loans charged off:
Commercial loans	936	335	152	242	383
Consumer loans	360	226	211	69	78
Mortgage loans	30	114	115	93	137

Total charge-offs	1,326	675	478	404	598

Net charge-offs	(1,316)	(643)	(453)	(343)	(524)
Provision for loan losses	1,675	1,090	1,235	781	1,143
Merger adjustment	0	0	1,382	0	(70)

Balance of allowance at end of period	$7,214	$6,855	$6,408	$4,244	$3,806

Net charge-offs to average loans outstanding for period	.19%	.10%	.10%	.09%	.15%

Allowance at end of period to loans at end of period	1.00%	1.04%	1.06%	1.02%	.99%

Allowance to nonperforming loans at end of period	140.21%	197.38%	153.60%	134.60%	76.29%

NONINTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Year ended December 31,			Percentage Increase/ (Decrease)
	2004	2003	2002	2004/2003	2003/2002
Non-interest income:
Service charges and fees	$3,680	$3,502	$2,666	5%	31%
Gain on sale of securities	10	0	113	100	(100)
Gains on sale of real estate loans	1,281	2,924	1,316	(56)	122
Trust fee income	779	622	213	25	192
Bankcard transaction revenue	812	669	478	21	40
Company owned life insurance earnings	485	224	17	116	1218
Other	1,224	999	712	23	40

Total non-interest income	$8,271	$8,940	$5,515	(7)%	62%

Total non-interest income decreased $669,000 (7%) in 2004 from $8,940,000 in 2003 to $8,271,000 in 2004. The largest decrease in non-interest income for 2004, was in gains on the sale of mortgage loans, which decreased $1,643,000 (56%) in 2004 from $2,924,000 in 2003 to $1,281,000 in 2004. The decrease was due to the slowdown in refinancing activity as a result of the rising mortgage rates and a saturated refinancing market, as a high percentage of consumers have already taken advantage of the historically low rates that have now been in place for an extended period of time. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the twelve months ended December 31, 2004, $94 million of loans were sold compared to $263 million sold during the same period in 2003. Loans held for sale at December 31, 2004 increased to $1,391,000 from $1,017,000 at December 31, 2003. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The level of the refinancing business is dependent upon rates, and with rates rising on fixed rate mortgage loans in 2004, the refinancing activity slowed appreciably. Likewise, if rates remain stable or continue to rise in 2005, the result will likely be a relatively low level of refinancing in 2005.

Service charges and fees on deposit accounts increased by $178,000 (5%) from $3,502,000 in 2003, to $3,680,000 in 2004, fee increases associated with higher volume of accounts was partially offset with higher earnings credit rates for customers to offset service charges with. Earnings credit rates are tied to short term rates and rose steadily in 2004. The Bank had $10,000 in gains from the sale of investment securities in 2004 versus $0 in 2003. Trust fee income increased $157,000 (25%) in 2004 compared 2003 as a result of business development efforts and market value increases. At year-end 2004, total trust assets stood at $244 million compared to $197 million at the end of 2003. Bankcard transactions, which are the fees received from vendors when the Bank’s debit cards and credit cards are used, increased by $143,000 (21%) from $669,000 in 2003 to $812,000 in 2004, reflecting the added cards and increased volume. The growth in the bankcard transactions fees from 2003 levels were slowed somewhat as a result of an industry wide legal settlement which effectively reduced the fee percentage that banks may receive from customers using the bank’s debit and credit cards in mid-year of 2003.

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

NONINTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
	2004	2003	2002	2004/2003	2003/2002
Non-interest expense:
Salaries and employee benefits	$10,386	$9,445	$6,482	10%	46%
Occupancy and equipment	3,357	3,387	2,145	(1)	58
Data processing	1,278	1,278	907	0	41
Advertising	630	525	411	20	28
ATM processing fees	572	845	708	(32)	19
Outside service fees	734	644	390	14	65
State bank taxes	870	763	584	14	31
Amortization of intangible assets	645	645	37	0	NM
Other	3,130	2,952	1,919	6	54

Total non-interest expense	$21,602	$20,484	$13,583	5%	51%

Noninterest expense increased $1,118,000 (5%) to $21,602,000 for 2004, compared to $20,484,000 in 2003. The largest increase in non-interest expense was in salaries and benefits, which increased $941,000 (10%) in 2004 compared to the same period in 2003. The increase in salaries and benefits was the result of annual merit increases, staff additions and added employee benefit plans related to the investments in Company owned life insurance policies. Contributing to the decreases in occupancy and equipment, $30,000 (1%), and the flat data processing expense in 2004, was certain conversion expenses and temporary redundancies in 2003 associated with the PBNK transaction of 2002. The $273,000 (32%) reduction in ATM processing fees was the result of a change in the processor for the Bank’s debit cards and ATM machines.

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

TAX EXPENSE

Federal income tax expense increased $243,000 (5%) to $4,929,000 for 2004 compared to $4,686,000 for 2003, due to the increase in earnings. The effective tax rate was 32.9% for 2004, which was a decrease of .5% from 33.4% in 2003. The decrease in the effective rate was primarily the result of a higher level of tax-free income from the Company owned life insurance policies.

Federal income tax expense increased $601,000 (15%) to $4,686,000 for 2003 compared to $4,085,000 for 2002, due to the increase in earnings and an increase in the corporate tax bracket from 34% to 35% due to higher earnings. The effective tax rate was 33.4% for 2003, which was an increase of .8% from 32.6% in 2002.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 7 presents, as of December 31, 2004, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contacts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient plus the unamortized premium on the FHLB advances.

Table 7- Contractual obligations (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
FHLB advances	$19,700	—	—	$4,000	$15,700
Subordinated debentures	17,526	—	—	—	17,526
Other notes payable	347	41	48	33	225
Lease commitments	4,070	835	1,134	820	1,281

Total	$41,643	$876	$1,182	$4,853	$34,732

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Corporation’s consolidated balance sheets. Table 8 presents, as of December 31, 2004, the Bank’s significant off-balance sheet commitments.

Lease commitments represent the total minimum lease payments under noncancelable leases.

In November 2004, the bank made a commitment to purchase land for a future branch development with a purchase price of $675.

Table 8 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Unused lines of credit and loan commitments	$181,316	$115,244	$16,104	$6,621	$43,347
Standby letters of credit	60,668	18,824	25,186	14,120	2,538
FHLB letters of credit	89,300	89,300	—	—	—

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. BKFC will need to have funds available to meet its quarterly payment obligations under the subordinated debentures. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2004, the Bank funded its loan growth with growth in deposits and equity. At December 31, 2004, the Bank’s customers have available $232,323,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $9,661,000. Historically, many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, the Bank has $52,204,000 of securities designated as available-for-sale and an additional $1,580,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2004 to meet known and potential obligations.

As illustrated in the Company’s statement of cash flows, the net change in cash and cash equivalents was an increase of $85,000. Net income provided $10,058,00 of the $13,281,000 in the Banks’ cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in net loans of $60,450,000. The largest source of cash from financing activities came from the increase of $54,200,000 in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2004, BKFC paid cash dividends of $.23 per share totaling $1,370,000.

The FDIC has issued regulations that relate a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2004, BKFC’s leverage and total risk-based capital ratios were 9.08% and 10.38%, respectively, which exceed all required ratios established for bank holding companies.

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $185, $335, $279 and $179 during 2005, 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. This requirement would only have an impact if loans were acquired, and currently there are no loan acquisitions pending.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and /or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a positive gap position, $59,763,000 (6.81%), and as a result would benefit from higher rates and would be negatively impacted by lower interest rates.

At December 31, 2004, BKFC’s twelve-month interest rate gap position was positive. Over the succeeding twelve months, interest rate sensitive assets exceed interest rate sensitive liabilities by $59,763,000 (6.81% of total assets). At December 31, 2003, the one-year interest rate gap was negative $4,720,000 (.58% of total assets). An assumption contributing to this result is that the balances in NOW and savings accounts react within a two year time frame to market rate changes. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

The Bank’s asset/liability management policy establishes guidelines governing the amount of interest income at risk, market value at risk and parameters for the gap position. Management continually monitors these risks through the use of gap analysis and the earnings simulation model. The simulation model is used to estimate and evaluate the impact of changing interest rates on earnings and market value. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the December 31, 2004 simulation analysis indicates that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. The estimate of the effect of a 100 basis point increase in interest rates on the Banks’ net interest income was a 2.83% increase in 2004 versus .33% increase in 2003. This change is a result of the Bank being more asset sensitive, a larger positive rate gap position, at December 31, 2004 than December 31, 2003. The changes in market values for these rate assumptions are within the Bank’s acceptable ranges. The assumptions used in the simulation are inherently uncertain and, as a result, the model cannot precisely measure future net interest income. Actual results will differ from the model’s simulated results due to timing, frequency of interest rate changes as well as changes in changes in various management strategies.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2004	2003
Increase 200 bp	4.94%	.43%
Increase 100 bp	2.83	.33
Decrease 100 bp	(3.51)	(2.03)
Decrease 200 bp	(10.00)	(9.02)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2004 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter:

Table 9-Balance sheet repricing data (in thousands)

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Repricing in:
Securities	11,022	11,440	27,193	3,503	1,627	9,481	64,266	64,333
Average Interest Rate	2.33%	3.03%	3.07%	2.56%	4.49%	3.78%
FHLB Stock	4,075	—	—	—	—	—	4,075	4,075
Average Interest Rate	4.25%	—	—	—	—	—	—	—
Loans	461,147	115,019	106,701	25,907	8,572	4,414	721,760	717,125
Average Interest Rate	5.68%	5.83%	5.83%	5.91%	6.35%	7.07%	—	—
Liabilities
Savings, NOW, MMA	369,015	—	—	—	—	—	369,015	369,015
Average Interest Rate	1.27%	—	—	—	—	—	—	—
CD’s and IRA’s	152,722	67,056	24,975	12,953	4,577	48	262,331	262,307
Average Interest Rate	2.27%	2.93%	3.56%	3.15%	3.63%	1.00%	—	—
Borrowings	9,161	—	—	—	—	—	9,161	9,161
Average Interest Rate	1.59%	—	—	—	—	—	—	—
Notes Payable	17,000	—	—	—	4,000	16,573	37,573	37,729
Average Interest Rate	5.64%	—	—	—	4.82%	2.87%	—	—

Item 8.	Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Florence, Kentucky

FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENTS

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 18, 2005 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Columbus, Ohio

February 18, 2005

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

	2004	2003
ASSETS
Cash and due from banks	$47,406	$47,321
Federal funds sold and other short-term investments	—	—

Total cash and cash equivalents	47,406	47,321
Interest bearing deposits with banks	—	1,935
Available-for-sale securities	52,204	44,424
Held-to-maturity securities (Fair value of $12,129 and $15,316)	12,062	15,111
Loans held for sale	1,391	1,017
Loans, net of allowance ($7,214 and $6,855)	711,943	653,587
Premises and equipment - net	16,465	16,246
Federal Home Loan Bank stock, at cost	4,075	3,912
Goodwill	9,867	9,867
Acquisition intangibles	3,581	4,226
Cash surrender value of life insurance	12,106	11,621
Accrued interest receivable and other assets	7,029	6,709

	$878,129	$815,976

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing deposits	$121,454	$106,451
Interest bearing deposits	631,346	592,276

Total deposits	752,800	698,727
Short-term borrowings	9,161	8,347
Notes payable	37,573	37,850
Accrued expenses and other liabilities	4,931	4,363

	804,465	749,287
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 5,927,979 (2004) and 5,972,049 (2003) shares issued	3,098	3,098
Additional paid-in capital	9,050	10,528
Retained earnings	61,614	52,926
Accumulated other comprehensive income (loss)	(98)	137

	73,664	66,689

	$878,129	$815,976

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

	2004	2003	2002
Interest income
Loans, including related fees	$39,896	$37,218	$31,290
Securities
Taxable	1,129	1,155	1,893
Tax exempt	362	436	487
Other	204	560	289

	41,591	39,369	33,959
Interest expense
Deposits	9,813	11,107	11,328
Borrowings	1,785	1,583	792

	11,598	12,690	12,120

Net interest income	29,993	26,679	21,839
Provision for loan losses	1,675	1,090	1,235

Net interest income after provision for loan losses	28,318	25,589	20,604
Non-interest income
Service charges and fees	3,680	3,502	2,666
Gain on sale of real estate loans	1,281	2,924	1,316
Gain on sale of securities	10	—	113
Trust fee income	779	622	213
Bankcard transaction revenue	812	669	478
Other	1,709	1,223	729

	8,271	8,940	5,515
Non-interest expense
Salaries and employee benefits	10,386	9,445	6,482
Occupancy and equipment	3,357	3,387	2,145
Data processing	1,278	1,278	907
Advertising	630	525	411
ATM processing fees	572	845	708
Outside service fees	734	644	390
State bank taxes	870	763	584
Amortization of intangible assets	645	645	37
Other	3,130	2,952	1,919

	21,602	20,484	13,583

Income before income taxes	14,987	14,045	12,536
Federal income taxes	4,929	4,686	4,085

Net income	$10,058	$9,359	$8,451

Per share data
Earnings per share	$1.69	$1.57	$1.42

Earnings per share, assuming dilution	$1.68	$1.55	$1.41

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2002	5,994,595	$3,098	$11,313	$36,906	$204	$51,521
Comprehensive income
Net income	—	—	—	8,451	—	8,451
Change in net unrealized gain (loss), net of tax	—	—	—	—	160	160

Total comprehensive income						8,611
Cash dividends - $.13 per share	—	—	—	(775)	—	(775)
Exercise of stock options, including tax benefits	15,884	—	234	—	—	234
Repurchase and retirement of common shares	(56,630)	—	(1,168)	—	—	(1,168)

Balance December 31, 2002	5,953,849	3,098	10,379	44,582	364	58,423
Comprehensive income
Net income	—	—	—	9,359	—	9,359
Change in net unrealized gain (loss), net of tax	—	—	—	—	(227)	(227)

Total comprehensive income						9,132
Cash dividends - $.17 per share	—	—	—	(1,015)	—	(1,015)
Exercise of stock options, including tax benefits	31,200	—	559	—	—	559
Repurchase and retirement of common shares	(13,000)	—	(410)	—	—	(410)

Balance December 31, 2003	5,972,049	3,098	10,528	52,926	137	66,689
Comprehensive income
Net income	—	—	—	10,058	—	10,058
Change in net unrealized gain (loss), net of tax	—	—	—	—	(235)	(235)

Total comprehensive income						9,823
Cash dividends - $.23 per share	—	—	—	(1,370)	—	(1,370)
Exercise of stock options, including tax benefits	30,930	—	701	—	—	701
Repurchase and retirement of common shares	(75,000)	—	(2,179)	—	—	(2,179)

Balance December 31, 2004	5,927,979	$3,098	$9,050	$61,614	$(98)	$73,664

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

(Dollar amounts in thousands)

	2004	2003	2002
Cash flows from operating activities
Net income	$10,058	$9,359	$8,451
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,304	1,243	675
Net amortization on securities	173	150	32
Provision for loan losses	1,675	1,090	1,235
Federal Home Loan Bank stock dividend	(163)	(153)	(169)
Securities gains	(10)	—	(113)
Amortization of acquisition intangibles	645	645	37
Earnings on life insurance	(485)	(223)	(17)
Gains on sales of loans	(1,281)	(2,924)	(1,316)
Proceeds from loans sold	93,934	262,742	113,800
Origination of loans held for sale	(93,027)	(250,036)	(117,774)
Net change in:
Accrued interest receivable and other assets	(110)	1,042	(1,909)
Accrued expenses and other liabilities	568	(469)	(603)

Net cash from operating activities	13,281	22,466	2,329
Cash flows from investing activities
Net change in interest-bearing deposits with banks	1,935	80	(2,015)
Proceeds from maturities and principal reductions of held-to-maturity securities	3,900	6,499	7,215
Purchase of held-to-maturity securities	(865)	(5,926)	(5,778)
Proceeds from maturities and sales of available-for-sale securities	48,371	42,570	20,001
Purchase of available-for-sale securities	(56,661)	(53,709)	(15,282)
Loans made to customers, net of principal collections	(60,450)	(54,905)	(54,159)
Property and equipment expenditures, net	(1,471)	(1,290)	(515)
Purchase of Company owned life insurance	—	(10,024)	—
Investment in unconsolidated subsidiary	—	—	(526)
Net payments in acquisition	—	(68)	10,601

Net cash from investing activities	(65,241)	(76,773)	(40,458)
Cash flows from financing activities
Net change in deposits	54,200	31,819	89,468
Net change in short-term borrowings	814	2,467	(20,463)
Advances on notes payable	—	—	17,526
Payments on notes payable	(37)	(5,035)	(31)
Dividends paid on common stock	(1,370)	(1,015)	(775)
Stock repurchase and retirement	(2,179)	(410)	(1,168)
Proceeds from exercise of stock options	617	484	184

Net cash from financing activities	52,045	28,310	84,741

Net change in cash and cash equivalents	85	(25,997)	46,612
Cash and cash equivalents at beginning of year	47,321	73,318	26,706

Cash and cash equivalents at end of year	$47,406	$47,321	$73,318

Cash paid for interest	$11,389	$13,262	$11,044
Cash paid for income taxes	4,638	4,245	4,365

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

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

Description of Business: The Company provides financial services through its subsidiary, which operates primarily in Boone, Campbell, Grant and Kenton counties in northern Kentucky. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution’s loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments. Gains and losses on sales are based on the amortized cost of the security sold. Securities are written down to fair value when a decline in fair value is not temporary.

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value of securities below their cost, (2) the financial condition and near term prospects of the issurer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

Loans Held For Sale: The Bank originates loans for sale, servicing released, to secondary market brokers. Loans held for sale are loans which have been closed and are awaiting delivery to these brokers. They are reported at the lower of cost or market, on an aggregate

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. All loans are sold servicing released such that there would be no servicing asset recognized upon the sale.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses.

Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term. Deferred loan fees and cost are amortized on the level-yield method without anticipating prepayments. Interest income on commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Payments received on such loans are reported as principal reductions.

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

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premises and Equipment: Land is carried at cost. Premises and equipment are stated at cost less accumulated depreciation. Buildings and related components are depreciated using the straight-line method with useful lives ranging from 10 to 25 years. Leasehold improvements are depreciated using the straight-line method over the lesser of the useful life of the asset or the length of the lease. Furniture, fixtures and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 10 years.

Other Real Estate: Other real estate acquired through foreclosure is initially recorded at fair value when acquired, establishing a new cost basis. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $1,434 of other real estate was owned on December 31, 2004.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its cash surrender value, or the amount that can be realized. The cash surrender value of Company owned life insurance was $12,106 on December 31, 2004.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized on the straight-line method over their estimated useful lives of eight years for the core deposit intangible and seven years for the customer relationship intangible.

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

	2004	2003	2002
Net income as reported	$10,058	$9,359	$8,451
Deduct: Stock–based compensation expense determined under fair value based method	546	526	277

Pro forma net income	9,512	8,833	8,174
Basic earnings per share as reported	1.69	1.57	1.42
Pro forma basic earnings per share	1.60	1.48	1.37
Diluted earnings per share as reported	1.68	1.55	1.41
Pro forma diluted earnings per share	1.58	1.46	1.36

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The pro forma effects are computed using option pricing models, using the following weighted–average assumptions as of grant date.

	2004	2003	2002
Risk-free interest rate	3.60%	2.72%	4.09%
Expected option life	6.8yrs	5.2 yrs	5.8 yrs.
Expected stock price volatility	37.27%	31.40%	28.93%
Dividend yield	.80%	.48%	.67%

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

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders. See Note 16 for further discussion.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Share Data: Earnings, dividends and stock option related per share data are restated for the effect of stock splits and dividends. Outstanding share data is not restated.

Business Segment: Internal financial information is reported and aggregated in one line of business, banking. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company–wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

Adoption of New Accounting Standards: No new accounting policies were adopted in 2004 which had a significant impact on the financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards: Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $185, $335, $279 and $179 during 2005, 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Statement of Position 03-3 requires that a valuation allowance for loans acquired in a transfer, including in a business combination, reflect only losses incurred after acquisition and should not be recorded at acquisition. It applies to any loan acquired in a transfer that showed evidence of credit quality deterioration since it was made. This requirement would only have an impact if loans were acquired, and currently there are no loan acquisitions pending.

NOTE 2 - ACQUISITION

On November 22, 2002, the Bank acquired substantially all banking assets and assumed the deposit liabilities associated with certain loans and contracts of Peoples Bank of Northern Kentucky, Inc. The transaction was accounted for as a purchase, therefore, the results of operations from the assets acquired and liabilities assumed are included in the Company’s financial statements beginning on November 22, 2002. The merger provides the Company with an opportunity to expand into an adjacent and attractive market area. The assets acquired totaled $176,937. The acquisition price for the assets acquired and liabilities assumed was $13,780.

NOTE 3 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) were as follows:

Available-for-Sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U.S. Government, federal agencies and Government sponsored enterprises	$43,447	$41	$(163)
Mortgage-backed	7,302	74	(106)
Corporate	1,455	—	—

	$52,204	$115	$(269)

2003
U.S. Government, federal agencies and Government sponsored enterprises	$36,203	$129	$(12)
Mortgage-backed	6,721	118	(28)
Corporate	1,500	—	—

	$44,424	$247	$(40)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2004
U.S. Government, federal agencies and Government sponsored enterprises	$—	$—	$—	$—
Municipal and other obligations	12,062	107	(40)	12,129

	$12,062	$107	$(40)	$12,129

2003
U.S. Government, federal agencies and Government sponsored enterprises	$1,500	$23	$—	$1,523
Municipal and other obligations	13,611	222	(40)	13,793

	$15,111	$245	$(40)	$15,316

The fair value of debt securities and carrying amount, if different, at year-end 2004 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$8,980	$1,580	$1,587
Due after one year through five years	34,467	7,488	7,535
Due after five years through ten years	—	2,994	3,007
Due after ten years	1,455	—	—
Mortgage-backed	7,302	—	—

	$52,204	$12,062	$12,129

Sales of available for sale securities were as follows	2004	2003	2002
Proceeds	$3,016	$—	$8,113
Gross gains	15	—	113
Gross losses	(5)	—	—

The tax benefit (provision) related to these net realized gains and losses was $3, $0, and $40, respectively.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - SECURITIES (Continued)

At December 31, 2004 and 2003, securities with a carrying value of $57,303 and $48,992 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at year-end 2004 and 2003, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
2004 Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government, federal agencies and government sponsored enterprises	$25,960	$(149)	$986	$(14)	$26,946	$(163)
Mortgage-backed	2,585	(67)	2,105	(39)	4,690	(106)
Corporate	—	—	—	—	—	—
Municipal & other obligations	266	(5)	3,848	(35)	4,114	(40)

Total temporarily impaired	$28,811	$(221)	$6,939	$(88)	$35,750	$(309)

	Less than 12 Months		12 Months or More		Total
2003 Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Government, federal agencies and government sponsored enterprises	$1,988	$(12)	$—	$—	$1,988	$(12)
Mortgage-backed	2,676	(28)	—	—	2,676	(28)
Corporate	—	—	—	—	—	—
Municipal & other obligations	4,193	(40)	—	—	4,193	(40)

Total temporarily impaired	$8,857	$(80)	$—	$—	$8,857	$(80)

Unrealized losses on these securities have not been recognized into income because the issuers bonds are of high credit quality (US government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increased in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates decline.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 4 - LOANS

Year-end loans are as follows:

	2004	2003
Commercial	$130,760	$130,022
Residential real estate	188,140	175,492
Nonresidential real estate	290,684	249,683
Construction	84,690	82,356
Consumer	20,606	19,367
Municipal obligations	5,074	4,183

Gross loans	719,954	661,103
Less: Deferred loan origination fees	(797)	(661)
Allowance for loan losses	(7,214)	(6,855)

Net loans	$711,943	$653,587

Certain of the Company’s directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

	2004	2003
Beginning balance	$16,251	$13,635
New loans and advances on lines of credit	11,891	15,585
Loan reductions	(15,565)	(13,309)
Other changes, net	(317)	340

Ending balance	$12,260	$16,251

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 5 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

	2004	2003	2002
Beginning balance	$6,855	$6,408	$4,244
Provision charged to operations	1,675	1,090	1,235
Adjustments related to business combination	—	—	1,382
Loans charged off	(1,326)	(676)	(478)
Recoveries	10	33	25

Ending balance	$7,214	$6,855	$6,408

Nonperforming and impaired loans are as follows
Nonaccrual loans at year end	$3,487	$1,466	$931
Loans past due over 90 days, still accruing at year-end	1,658	2,007	3,241
Average impaired loans during the year	4,138	1,909	2,211
Interest income recognized during impairment	162	74	119
Interest income received during impairment	133	77	112
Loans designated as impaired at year end	6,024	1,659	1,946
Allowance allocated to impaired loans at year end	2,550	575	884

There were no loans designated as impaired for which there was no allowance for loan losses allocated. Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 6 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	2004	2003
Land and improvements	$4,817	$4,802
Leasehold improvements	1,458	1,373
Buildings	10,954	10,122
Furniture, fixtures and equipment	6,708	6,169

Total	23,937	22,466
Accumulated depreciation	(7,472)	(6,220)

Net premises and equipment	$16,465	$16,246

Depreciation expense was $1,252, $1,286, and $693 for 2004, 2003, and 2002.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 7 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

The change in balance for goodwill during the years is as follows:

	2004	2003
Beginning of year	$9,867	$9,799
Additional payments related to acquisition	—	68

End of year	$9,867	$9,867

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2004	2003
Core deposit intangibles	$2,863	$2,863
Other customer relationship intangibles	2,045	2,045

Total	4,908	4,908
Accumulated amortization	1,327	682

Net	$3,581	$4,226

Aggregate amortization expense was $645, $645 and $37 for 2004, 2003 and 2002.

Estimated amortization expense for each of the next five years:

2005	$645
2006	645
2007	645
2008	645
2009	645

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 8 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $80,477 and $76,748 at year-end 2004 and 2003.

Scheduled maturities of time deposits are as follows:

2005	$152,722
2006	67,056
2007	24,975
2008	12,953
2009	4,577
Thereafter	48

$262,331

Deposits from principal officers, directors, and their affiliates at year-end 2004 and 2003 were $13,404 and $15,044, comprising 1.78% and 2.15% of total deposits at those dates.

NOTE 9 -SHORT-TERM BORROWINGS

Short-term borrowings consisted of daily federal funds purchased and retail repurchase agreements of $3,922 and $5,239, and $4,446 and $3,901 at year-end 2004 and 2003. Repurchase agreements outstanding at year-end 2004 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2004 and 2003 is presented below:

	2004	2003
Average balance during the year	$4,802	$5,462
Maximum month end balance during the year	6,150	6,648
Average rate paid during the year	1.54%	1.41%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - NOTES PAYABLE

Notes payable consist of the following:

	2004	2003
FHLB advances	$19,700	$19,940
Subordinated debentures	17,526	17,526
Other notes payable	347	384

	$37,573	$37,850

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31, 2004:

Convertible fixed rate advances with maturity dates ranging from 2008 to 2011 with interest rates ranging from 3.78% to 5.01%, averaging 4.59%	$19,000
Remaining premium reflecting market rate adjustment of assumed advances	700

$19,700

Principal payments on FHLB advances for the next five years consist of $4,000 due in 2008.

In November 2002, The Bank of Kentucky Capital Trust I (Trust), a wholly-owned subsidiary of the Company, issued $17,000 of LIBOR plus 3.35% floating rate redeemable preferred securities (Trust Preferred Securities) as part of a pooled offering. The Trust may redeem the securities, in whole but not in part, any time after November 2007 at face value. Final maturity is November of 2032. The sole asset of the Trust represents the proceeds of the offering loaned to the Company in exchange for subordinated debentures which have terms that are virtually identical to the Trust Preferred Securities. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations. These limitations do not restrict the Company’s ability to use the entire amount as Tier 1 capital.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - NOTES PAYABLE (Continued)

Prior to 2003, the trust was consolidated in the Company’s financial statements, with the trust preferred securities issued by the trust reported in notes payable as “trust preferred securities” and the subordinated debentures were eliminated in consolidation. Under new accounting guidance, FASB Interpretation No. 46, as revised in December 2003, the trust was no longer consolidated with the Company beginning December 31, 2003. Accordingly, the Company does not report the securities issued by the trust as liabilities, and instead reports as liabilities the subordinated debentures issued by the Company and held by the trust, as these are no longer eliminated in consolidation. Since the amount of the subordinated debentures equals the amount of trust preferred securities and common stock, the effect of no longer consolidating the trust changes certain balance sheet classifications, but does not change the Company’s equity or net income. Accordingly, the amounts previously reported as “trust preferred securities” in notes payable have been recaptioned “subordinated debentures” and continue to be presented in notes payable on the balance sheet.

Other notes payable include a mortgage payable secured by a branch building and a capitalized lease obligation.

The Bank maintains a $100,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

NOTE 11 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $480, $393 and $312 for the years ended December 31, 2004, 2003 and 2002.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 10 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $294 at December 31, 2004.

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - EMPLOYEE BENEFITS (Continued)

A summary of the Company’s stock option activity, and related per share information follows. All data is restated for stock splits.

	2004		2003		2002
	Options	Weighted- Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	337,958	$23.86	275,558	$20.63	220,249	$20.36
Granted	102,150	29.88	97,850	30.23	71,550	19.44
Exercised	(30,930)	20.06	(31,200)	15.49	(15,884)	11.56
Forfeited	(20,565)	27.46	(4,250)	22.79	(357)	22.71

Outstanding at end of year	388,613	$25.58	337,958	$23.86	275,558	$20.63

Exercisable at end of year	250,710	$24.63	215,603	$23.37	165,566	$20.39

Weighted average contractual remaining life of outstanding	5.12 years		5.38 years		5.57 years
Weighted average fair value of options granted during the year	$11.64		$9.09		$5.60

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - EMPLOYEE BENEFITS (Continued)

The following table details total options outstanding and exerciseable at December 31, 2004.

	Outstanding			Exerciseable
Range of Exercise Prices	Options	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
$8-$9	16,148	3.09	8.17	16,148	8.17
$19-$23	141,150	4.46	20.25	107,830	20.47
$26-$27	14,500.72		26.00	14,300	26.00
$29-$32	216,815	6.25	30.31	112,432	30.81

Outstanding at year end	388,613			250,710

Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 2004, 2003 and 2002, proceeds from the exercise of stock options totaled $617, $484 and $184. The tax benefit recognized was $84, $75 and $50.

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

	2004	2003	2002
Income tax/(benefit)
Currently payable	$4,901	$4,240	$4,088
Deferred	28	446	(3)

	$4,929	$4,686	$4,085

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2004	2003	2002
Statutory rate applied to income before income taxes	$5,245	$4,915	$4,388
Tax exempt income	(158)	(176)	(169)
Company owned life insurance income	(163)	(69)	6
Other	5	16	(140)

	$4,929	$4,686	$4,085

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

	2004	2003
Deferred tax assets from:
Allowance for loan losses	$2,525	$2,399
Benefit plans	243	181
Net unrealized loss on available for sale securities	56	—
Other	73	49

	2,897	2,629
Deferred tax liabilities for:
FHLB stock dividends	(718)	(660)
Premises and equipment	(190)	(195)
Net unrealized gain on available for sale securities	—	(70)
Acquisition intangibles	(894)	(781)
Other	(74)	—

	(1,876)	(1,706)

Net deferred tax asset	$1,021	$923

NOTE 13 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 5,950,508 for 2004, 5,969,118 for 2003 and 5,960,880 for 2002. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year’s average price. For 2004, 2003 and 2002 this would result in an additional 52,214, 72,931 and 39,299 shares outstanding. For 2004, 2003 and 2002, 225,315, 71,025 and 52,275 options were not considered, as they were not dilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $822, $818 and $732 for 2004, 2003 and 2002. Minimum lease payments, excluding the capital lease obligation, at December 31, 2004 for all non-cancelable leases are as follows:

2005	$835
2006	649
2007	485
2008	455
2009	365
Thereafter	1,281

Total minimum lease payments	$4,070

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

Financial instruments with off-balance-sheet risk were as follows at year-end.

	2004		2003
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$3,163	$6,498	$6,155	$27,196
Unused lines of credit	$—	$171,655	$—	$134,207
Unused letters of credit	$—	$60,668	$—	$42,213

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

At December 31, 2004 and 2003, the Bank was required to have $29,976 and $28,429 respectively on deposit with the Federal Reserve or as cash on hand as reserve.

In November 2004, the bank made a commitment to purchase land for a future branch development with a purchase price of $675.

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its “prompt corrective action” rules. The Bank’s deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2004 and 2003, the Bank’s capital levels result in it being designated “well capitalized” under these guidelines. There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and the Bank’s capital amounts and ratios, at December 31, 2004 and 2003 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets
Consolidated	$84,998	10.38%	$65,520	8.00%	$81,899	10.00%
Bank	83,838	10.25%	65,418	8.00%	81,772	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$77,784	9.50%	$32,760	4.00%	$49,140	6.00%
Bank	76,624	9.37%	32,709	4.00%	49,063	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$77,784	9.08%	$34,278	4.00%	$42,848	5.00%
Bank	76,624	8.96%	34,225	4.00%	42,781	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total Capital to risk weighted assets
Consolidated	$76,784	10.54%	$58,286	8.00%	$72,857	10.00%
Bank	75,120	10.32%	58,211	8.00%	72,763	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$69,929	9.60%	$29,143	4.00%	$43,714	6.00%
Bank	68,267	9.38%	29,106	4.00%	43,658	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$69,929	8.87%	$31,545	4.00%	$39,429	5.00%
Bank	68,267	8.67%	31,504	4.00%	39,380	5.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

net profits of the preceding two years, subject to the capital requirements described above. During 2005, the Bank could, without prior approval, declare dividends of approximately $16 million plus any 2005 net profits retained to the date of the dividend declaration.

On November 29, 2004, the Company’s Board of Directors approved the extension of the share repurchase program it previously approved in June of 2003. This repurchase program, which was scheduled to expire on December 31, 2004, now expires on December 31, 2005. The repurchase program authorized the repurchase up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. At December 31, 2004 a total of 85,500 of the 200,000 shares have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

	2004		2003
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$47,406	$47,406	$47,321	$47,321
Interest-bearing deposits with banks	—	—	1,935	1,935
Available-for-sale securities	52,204	52,204	44,424	44,424
Held-to-maturity securities	12,062	12,129	15,111	15,316
Federal Home Loan Bank stock	4,075	4,075	3,912	3,912
Loans held for sale	1,391	1,408	1,017	1,033
Loans (net)	711,943	707,291	653,587	659,513
Accrued interest receivable	2,572	2,572	2,572	2,572
Financial liabilities
Deposits	(752,800)	(752,776)	(698,727)	(703,493)
Short-term borrowings	(9,161)	(9,161)	(8,347)	(8,347)
Notes payable	(37,573)	(37,729)	(37,850)	(38,396)
Accrued interest payable	(2,216)	(2,216)	(2,027)	(2,027)

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

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2004 and 2003

	2004	2003
Assets
Cash	$466	$826
Investment in bank subsidiary	89,503	82,027
Investment in trust	526	526
Other assets	818	935

	$91,313	$84,314

Liabilities and shareholders’ equity
Subordinated debentures	$17,526	$17,526
Other liabilities	123	99

Total liabilities	17,649	17,625
Shareholders’ equity	73,664	66,689

	$91,313	$84,314

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2004 and 2003

	2004	2003	2002
Dividends from subsidiary	$3,000	$1,300	$1,000
Interest expense	(830)	(795)	(106)
Operating expenses	(175)	(155)	(132)
Tax benefit	352	333	81

Income before equity in undistributed income of the Bank	2,347	683	843
Equity in undistributed income of the Bank	7,711	8,676	7,608

Net income	$10,058	$9,359	$8,451

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2004, 2003 and 2002

	2004	2003	2002
Cash flows from operating activities
Net income	$10,058	$9,359	$8,451
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of the Bank	(7,711)	(8,676)	(7,608)
Change in other assets and other liabilities	225	222	(356)

Net cash from operating activities	2,572	905	487
Cash flows from investing activities
Capital investment into The Bank of Kentucky	—	—	(17,000)
Capital investment into The Bank of Kentucky Capital Trust I	—	—	(526)

Net cash from investing activities	—	—	(17,526)
Cash flows from financing activities
Dividends paid	(1,370)	(1,015)	(775)
Exercise of stock options	617	484	184
Stock repurchase and retirement	(2,179)	(410)	(1,168)
Net proceeds from issuance of subordinated debentures	—	—	17,526

Net cash from financing activities	(2,932)	(941)	15,767

Net change in cash	(360)	(36)	(1,272)
Cash at beginning of year	826	862	2,134

Cash at end of year	$466	$826	$862

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2004	2003	2002
Unrealized holding gains (losses) on available–for–sale securities	$(351)	$(345)	$356
Reclassification adjustment for losses (gains) realized in income	(10)	—	(113)

Net unrealized gains (losses)	(361)	(345)	243
Tax effect	126	118	(83)

	$(235)	$(227)	$160

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2004, 2003 and 2002

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2004 and 2003.

	2004
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
Quarter ended
March 31	$9,777	$2,713	$7,064	$325	$2,311	$.39	$.38
June 30	10,041	2,707	7,334	350	2,602.44		.43
September 30	10,632	2,918	7,714	500	2,465.42		.41
December 31	11,141	3,260	7,881	500	2,680.45		.45

	2003
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
Quarter ended
March 31	$10,183	$3,644	$6,539	$150	$2,226	$.37	$.37
June 30	9,847	3,337	6,510	175	2,519.42		.42
September 30	9,690	2,928	6,762	265	2,521.42		.42
December 31	9,649	2,781	6,868	500	2,093.35		.35

(Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2004. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

There were no significant changes in our internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2004, no change occurred in our internal control over financial reporting that materially affected, or is likely to materially affect, BKFC’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Bank of Kentucky Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that The Bank of Kentucky Financial Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2004 and 2003 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated February 18, 2005 expressed an unqualified opinion.

Crowe Chizek and Company LLC

Columbus, Ohio

February 18, 2005

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of The Bank of Kentucky Financial Corporation has prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

The Bank of Kentucky Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including The Bank of Kentucky Financial Corporation’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system, and tests of the effectiveness of internal controls.

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2004. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is contained herein.

Robert W. Zapp President & CEO	Martin J. Gerrety Treasurer and Assistant Secretary

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

Item 14.	Principal Accounting Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2005 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2005.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ ROBERT W. ZAPP
Robert W. Zapp, President, Chief Executive Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By	/s/ MARTIN GERRETY
Martin Gerrety Treasurer

By	/s/ MARY SUE RUDICILL
Mary Sue Rudicill Director

By	/s/ HARRY J. HUMPERT
Harry J. Humpert Director

By	/s/ DAVID E. MEYER
John E. Miracle Director

By	/s/ JOHN P. WILLIAMS, JR.
John P. Williams, Jr.
Director

By	/s/ R. C. DURR
R. C. Durr
Chairman Emeritus, and Director

By	/s/ ROBERT W. ZAPP
Robert W. Zapp President, Chief Executive Officer and Director

Dated: March 11, 2005

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Article of Incorporation of the Bank of Kentucky Financial Corporation(2)

3.2	By-laws of the Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan(6)

10.3	The Bank of Kentucky, Inc. Executive Private Pension Plan(6)

10.4	The Bank of Kentucky, Inc. Group Insurance Endorsement Plan(6)

10.5	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(4)

21.1	Subsidiaries of BKFC

23.1	Consent of Crowe Chizek and Company LLC

31.1	Certifications of Robert W. Zapp, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

(1)	Incorporated by reference to Form 10-Q for the period ended September 30, 2002, filed with the Commission on November 14, 2002.

(2)	Incorporated by reference to Form S-4, filed with the Commission on March 24, 2000.

(3)	Incorporated by reference to Exhibit 2(d) of the Form 8-A, filed with the Commission on April 28,1995.

(4)	Incorporated by reference to the Form 8-K, filed on December 9, 2002.

(5)	Incorporated by reference to the Form S-8, filed with the Commission on October 2, 1997.

(6)	Incorporated by reference to the Form 10-K, filed on March 12, 2004.