Form 10-Q
period 2005-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2005-05-09
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of April 26, 2005, 5,909,679 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	March 31 2005	December 31 2004
Assets
Cash and cash equivalents	$43,289	$47,406
Interest bearing deposits with banks	100	0
Available-for-sale securities	44,223	52,204
Held-to-maturity securities	16,409	12,062
Loans held for sale	2,571	1,391
Total loans	727,525	719,157
Less: Allowances for loan losses	7,320	7,214

Net loans	720,205	711,943
Premises and equipment, net	16,734	16,465
FHLB stock, at cost	4,121	4,075
Goodwill	9,867	9,867
Acquisition intangibles, net	3,419	3,581
Cash surrender value of life insurance	12,239	12,106
Accrued interest receivable and other assets	7,023	7,029

Total assets	$880,200	$878,129

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$731,479	$752,800
Short-term borrowings	31,134	9,161
Notes payable	37,503	37,573
Accrued interest payable and other liabilities	5,537	4,931

Total liabilities	805,653	804,465

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,909,679 (2005) and 5,927,979 (2004) shares issued	3,098	3,098
Additional paid-in capital	8,560	9,050
Retained earnings	63,330	61,614
Accumulated other comprehensive income/(loss)	(441)	(98)

Total shareholders’ equity	74,547	73,664

Total liabilities and shareholders’ equity	$880,200	$878,129

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

(Dollars in thousands, except per share data - unaudited)

	2005	2004
INTEREST INCOME
Loans, including related fees	$10,896	$9,379
Securities and other	540	398

Total interest income	11,436	9,777

INTEREST EXPENSE
Deposits	3,046	2,320
Borrowings	479	393

Total interest expense	3,525	2,713

Net interest income	7,911	7,064
Provision for loan losses	(350)	(325)

Net interest income after provision for loan losses	7,561	6,739

NON-INTEREST INCOME
Service charges and fees	791	846
Gain on securities	0	10
Gain on loans sold	175	323
Other	955	729

Total non-interest income	1,921	1,908

NON-INTEREST EXPENSE
Salaries and benefits	2,757	2,537
Occupancy and equipment	941	835
Data processing	324	328
Advertising	83	72
Other	1,594	1,442

Total non-interest expense	5,699	5,214

INCOME BEFORE INCOME TAXES	3,783	3,433
Less: income taxes	1,238	1,122

NET INCOME	$2,545	$2,311

Other comprehensive income (loss)	(343)	(2)

COMPREHENSIVE INCOME	$2,202	$2,309

Earnings per share	$.43	$0.39
Earnings per share, assuming dilution	$.43	$0.38

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands -unaudited)

	2005	2004
Balance January 1	$73,664	$66,689
Comprehensive Income:
Net Income	2,545	2,311
Change in net unrealized gain/(loss)	(343)	(2)

Total Comprehensive Income	2,202	2,309

Cash dividends paid	(829)	(658)
Exercise of stock options (2,200 and 8,125 shares), including tax benefit	42	155
Stock repurchase and retirement (20,500 and 5,000 shares)	(532)	(150)

Balance March 31	$74,547	$68,345

Dividends per share	$0.14	$0.11

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands - unaudited)

	2005	2004
Cash Flows from Operating Activities

Net income	$2,545	$2,311
Adjustments to reconcile net income to net cash From operating activities	284	(4,648)

Net cash from operating activities	2,829	(2,337)

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	(100)	1,935
Proceeds from paydowns and maturities of held-to-maturity securities	0	135
Proceeds from paydowns and maturities of available-for-sale securities	7,448	16,539
Proceeds from sales of available-for-sale securities	0	3,006
Purchases of held-to-maturity securities	(4,352)	(0)
Purchases of available-for-sale securities	0	(9,099)
Net change in loans	(8,665)	(10,970)
Property and equipment expenditures	(604)	(43)

Net cash from investing activities	(6,273)	1,503

Cash Flows from Financing Activities

Net change in deposits	(21,317)	(2,499)
Net change in short-term borrowings	21,973	4,115
Proceeds from exercise of stock options	42	143
Cash dividends paid	(829)	(658)
Stock repurchase and retirement	(532)	(150)
Payments on note payable	(10)	(9)

Net cash from financing activities	(673)	942

Net change in cash and cash equivalents	(4,117)	108
Cash and cash equivalents at beginning of period	47,406	47,321

Cash and cash equivalents at end of period	$43,289	$47,429

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2005 and 2004 were 292,691 and 71,025. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2005	2004
Weighted average shares outstanding	5,923,304	5,978,092
Dilutive effects of assumed exercises of Stock Options	38,327	51,058

Shares used to compute diluted Earnings per share	5,961,631	6,029,150

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

	Three Months Ended March 31
(Dollars in thousands, except per share data)	2005	2004
Net income as reported	$2,545	$2,311
Stock-based compensation expense determined under fair value based method	170	159

Pro forma net income	2,375	2,152

Basic earnings per share as reported	.43	.39
Pro forma basic earnings per share	.40	.36

Diluted earnings per share as reported	.43	.38
Pro forma diluted earnings per share	.40	.36

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

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods.

Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $441,000, $400,000 and $285,000 during 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7.3 million or 1.01% of total loans was an appropriate estimate of losses within the loan portfolio as of March 31, 2005. This estimate resulted in a provision for loan losses on the income statement of $350,000 for the three months ended March 31, 2005. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the first quarter results was a $847,000 (12%) increase in net interest income from the first quarter of 2004. This increase was both the result of an increase in earning assets and a favorable rate variance. The rate variance was the result of the rising interest rates, which had a positive impact on net interest income. The rate variance and the Banks interest rate sensitivity is explained in detail in “Results of Operations – Net Interest Income”. The growth in net interest income in the first quarter was partially offset by the $148,000 (46%) reduction in gains on loans sold caused by the rising interest rates and the corresponding slowdown in the mortgage loan refinancing market.

FINANCIAL CONDITION

Total assets at March 31, 2005 were $880,200,000 compared to $878,129,000 at December 31, 2004, an increase of $2,071,000 (less than 1%). Loans outstanding increased $8,368,000 (1%) from $719,157,000 at December 31, 2004 to $727,525,000 at March 31, 2005, while available-for-sale securities decreased $7,981,000 (15%) and held-to-maturity securities increased $4,347,000 (36%) for the same time period. As Table 1 illustrates, increases in commercial loans $5,423,000 (4%) and nonresidential real estate loans $6,113,000 (2%) offset decreases in residential real estate loans $1,828,000 (1%) and construction loans $2,804,000 (3%). Management believes the growth in the commercial and nonresidential real estate reflects the current strength in the demand for commercial and commercial real estate loans, while the decrease in residential real estate loans reflects continued consumer preference for fixed rate financing to adjustable rate financing for home loans. To avoid interest rate risk the Bank sells fixed rate residential loans. The decrease in available-for-sale securities was the result of run-off in short-term investments purchased with excess liquidity in the third quarter of 2004, while the increase in held-to-maturity securities was the result of additional investments in municipal securities. Attractive yields and the Bank’s tax position led to the increase in the municipal securities portfolio. Deposits decreased $21,321,000 (3%) to $731,479,000 at March 31, 2005, compared to $752,800,000 at December 31, 2004, while short-term borrowings increased $21,973,000 (240%) to $31,134,000 at March 31, 2005 from $9,161,000 at December 31, 2004. The decrease in deposits reflects the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $21,000,000 from December 31, 2004 to March 31, 2005. This seasonal fluctuation is the result of the timing of tax receipts at the local municipalities, the majority of which are received in the fourth quarter of the year. The increase in short-term borrowings was a result of higher overnight federal funds borrowed from correspondent banks. Federal funds borrowed are used for short-term funding needs as growth in assets outpaces the growth in deposits and equity.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	March 31, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$296,797	40.7%	$290,684	40.3%
One- to four-family residential real estate loans	186,312	25.6	188,140	26.1
Commercial loans	136,183	18.7	130,760	18.2
Consumer loans	20,779	2.9	20,606	2.9

Construction and land development loans	81,886	11.2	84,690	11.8
Municipal obligations	6,357	0.9	5,074	0.7

Total loans	$728,314	100.0%	$719,954	100.0%

Less:
Deferred loan fees	789		797
Allowance for loan losses	7,320		7,214

Net loans	$720,205		$711,943

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2005 was $2,545,000 ($.43 diluted earnings per share) as compared to $2,311,000 ($.38 diluted earnings per share) during the same period of 2004, an increase of $234,000 (10%). The primary reason for the earnings gain from 2004 was an $847,000 (12%) increase in net interest income as described below. The increase in net interest income was offset by lower gains on loans sold, which were $148,000 (46%) lower in the first quarter of 2005 than the same period in 2004. This decrease was a result of rising rates and a corresponding slowdown in the mortgage loan refinance market.

NET INTEREST INCOME

Net interest income increased $847,000 (12%) in the first quarter of 2005 as compared to the same period in 2004. The increase in the net interest income was the result of the growth in earning assets and a favorable rate variance. As illustrated in Table 3, net interest income, from the first quarter of 2004 to first quarter of 2005, was positively impacted by volume additions to the balance sheet of $652,000 and by a net favorable rate variance of $205,000. The main contributor to the growth in earning assets was loans, which were up $56 million or 8% at the end of the first quarter of 2005 from the same period a year earlier. The Bank is in an asset sensitive position, which means that a higher dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities. As a result rising interest rates have led to a positive rate variance, as more assets have repriced than liabilities. The loan growth and the favorable rate variance produced a net interest margin of 4.13% for the first quarter of 2005, which was 17 basis points higher than the 3.96% net interest margin for the first quarter of 2004. The favorable rate variance is illustrated in Table 2 which shows that the yield on earning assets has improved 50 basis points from 5.46% for the first quarter of 2004 to 5.96% for the same period in 2005 while the cost of interest bearing liabilities has only increased 38 basis points from 1.70% for the first quarter of 2004 to 2.08% for the same period in 2005. Table 2 also shows that the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improved to 114.22% in the first quarter of 2005 from 112.96% in 2004. Management expects this ratio to continue to increase as the balance sheet grows.

As allowed by the Federal Reserve Bank, in the first quarter of 2005 the Bank completed a process to reclassify a portion of it’s transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. The effect of this process will be a reduction in the amount of cash (approximately $20,000,000) that the Bank will be required to hold with the Federal Reserve Bank beginning in the second quarter of 2005. This will cause an increase in net interest income because this cash may be invested in interest earning assets or used to reduce short term borrowings.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the March 31, 2005 simulation analysis indicates that the Bank is in an asset sensitive position, and that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. An asset sensitive position means that a higher dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities. As shown below, lower rates would have a more dramatic effect on earnings than rising rates. This is due to interest bearing transaction accounts whose rates can not drop appreciably lower than their current levels.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	4.13%
Increase 100 bp	2.78
Decrease 100 bp	(3.39)
Decrease 200 bp	(9.32)

Tables 2 & 3 set forth certain information relating to the Bank’s average balance sheet information and reflect the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2005 and 2004 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2005			Three Months ended March 31, 2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$714,977	$10,920	6.19%	$666,885	$9,396	5.67%
Securities (2)	61,072	528	3.51	52,223	406	3.13
Other interest-earning assets	7,791	66	3.44	5,542	43	3.12

Total interest-earning assets	783,840	11,514	5.96	724,650	9,845	5.46

Non-interest-earning assets	87,609			82,540

Total assets	$871,449			$807,190

Interest-bearing liabilities:
Transaction accounts	375,214	1,286	1.39	342,189	656.77
Time deposits	262,939	1,760	2.71	252,503	1,664	2.65
Borrowings	48,131	479	4.04	46,844	393	3.37

Total interest-bearing liabilities	686,284	3,525	2.08	641,536	2,713	1.70

Non-interest-bearing liabilities	110,515			97,630

Total liabilities	796,799			739,166

Shareholders’ equity	74,650			68,024

Total liabilities and shareholders’ equity	$871,449			$807,190

Net interest income		$7,989			$7,132

Interest rate spread			3.88%			3.76%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.13%			3.96%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.25%			.20%

Average interest-earning assets to interest-bearing liabilities	114.22%			112.96%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $78,000 and $68,000, in 2005 and 2004 respectively.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2005 Compared to Three months ended March 31, 2004
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$709	$815	$1,524

Securities	74	48	122
Other interest-earning assets(1)	19	4	23

Total interest-earning assets	802	867	1,669

Interest expense attributable to:
Transactions accounts	69	561	630
Time deposits	70	26	96
Borrowings	11	75	86

Total interest-bearing liabilities	150	662	812

Increase (decrease) in net interest income	$652	$205	$857

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $350,000 for the three months ended March 31, 2005, an increase of $25,000 compared to the $325,000 provision recorded during the same period in 2004. During the first quarter of 2005, total loans increased by $8,368,000, from $719,157,000 at December 31, 2004 to $727,525,000 at March 31, 2005. For the same period of 2004 total loans increased $11,352,000. Non-performing loans remained stable at $5,222,000 or .72% of total loans outstanding at March 31, 2005, compared to $5,145,000 or .72% at December 31, 2004, and increased from the March 31, 2004 level of $3,584,000 or .53%. Net charge-offs, year to date 2005, were $244,000 or .14% on an annualized basis to average loans, compared to the $163,000 and .10% for the first three months of 2004. These charge-off ratios are well below industry average and the .14% for 2005 is below the Bank’s charge-off ratio for 2004 of .19%. The allowance for loan losses was flat at 140% of non-performing loans on March 31, 2005 and December 31, 2004, and was 196% at March 31, 2004. While non-performing loans and allowance to non-performing loan ratios were higher in the first quarter of 2005 than the same period in 2004, they were stable from the end of 2004 to the end of the first quarter 2005. Likewise, although net charge offs were higher in the first quarter of 2005 than the first quarter of 2004 they were significantly lower than the second half of 2004, and nonperfoming loans remained stable from the end of the year. As a result of these factors, and the Bank’s continued process of evaluating inherent risk in the loan portfolio the provision was $25,000 (8%) higher than the first quarter of 2004 and $150,000 (30%) lower than the fourth quarter of 2004. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2005	2004
Balance of allowance at beginning of period	$7,214	$6,855
Recoveries of loans previously charged off:
Commercial loans	14	4
Consumer loans	4	1
Mortgage loans	0	0

Total recoveries	18	5

Loans charged off:
Commercial loans	137	127
Consumer loans	38	41
Mortgage loans	87	0

Total charge-offs	262	168

Net charge-offs	(244)	(163)
Provision for loan losses	350	325

Balance of allowance at end of period	$7,320	$7,017

Net charge-offs to average loans outstanding for period	.14%	.10%

Allowance at end of period to loans at end of period	1.01%	1.04%

Allowance to nonperforming loans at end of period	140.18%	195.77%

NON-INTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Three Months ended March 31,
	2005	2004
Non-interest income:
Service charges and fees	$791	$846
Gain on sale of securities	0	10
Gains on sale of real estate loans	175	323
Trust Fee Income	222	172
Bankcard transaction revenue	243	149
Company owned life insurance earnings	133	129
Other	357	279

Total non-interest income	$1,921	$1,908

As illustrated in Table 5, total non-interest income for the first quarter of 2004 increased $13,000 (1%) to $1,921,000 compared to $1,908,000 for the same period in 2004. Increases in bankcard transaction revenue (up $94,000, 63%), standby letters of credit fees (up $86,000 532%) and trust fee income (up $50,000, 29%), were offset by lower gains on the sale of real estate loans (down $148,000, 46%) and lower service charges and fees (down $55,000, 7%).

The increase in bankcard transaction revenue was the result of both volume increases and rate increases. The increased volume reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products. The interchange rate, the percentage the Bank earns on each dollar of card usage, was 22% higher in 2005 than the same period in 2004.

The decrease in gains on the sale of real estate loans was due to rising mortgage rates and a saturated refinancing market. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the three months ended March 31, 2005, 94 loans with principal balances of $13 million were sold compared to 211 loans with a principal balance of $29 million during the same period in 2004. Loans held for sale at March 31, 2005 increased to $2,571,000 from $1,391,000 at December 31, 2004. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. While the loans held for sale have increased from the end of 2004, the refinancing activity remains well behind the level experienced in the first half of 2004. With the saturation of the refinancing market and rising rates, the gains on loans sold activity is expected to stay well below the level experienced in the first half of 2004, which slowed significantly beginning in the third quarter of 2004.

Service charges and fees decreased by $55,000 (7%) from $846,000 in the first quarter of 2004 to $791,000 for the same period in 2005. Rising interest rates contributed to the decrease in service charges and fees, as the earnings credit rate used to offset service charges increased. Although no revenue was received in the first quarter of 2005, the volume of lockbox items processed increased 400% in March of 2005 compared to the February of 2005, with the resulting revenue to be received beginning in the second quarter of 2005. This volume was attributable to several new large lockbox customers. In the first quarter, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees are expected to positively impact service charges in the third quarter of 2005. This service helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in trust fee income was a result of continued new business development and equity market advances.

NON-INTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Three Months ended March 31,
	2005	2004
Non-interest expense:
Salaries and benefits	$2,757	$2,537
Occupancy and equipment	941	835
Data processing	324	328
Advertising	83	72
State bank taxes	189	159
Amortization of intangible assets	161	161
Other	1,244	1,122

Total non-interest expense	$5,699	$5,214

As illustrated in Table 6, non-interest expense increased to $5,699,000 in the first quarter of 2005 from $5,214,000, an increase of $485,000 (9%). The largest increase in non-interest expense was in salaries and benefits, which increased $220,000 (9%) in the first three months of 2005 compared to the same period in 2004. The increase in salaries and benefits was the result of annual merit increases, staff additions and rising employee benefit costs. Contributing to the staff additions was the opening of the Bank’s cash management operations center. This operations center was opened to handle the increased lockbox item volume and the expanded cash management product offerings, such as the service of consolidating returned checks. The opening of the operations center also contributed to the increase in occupancy and equipment, up $106,000 (13%) from the first three months of 2004.

INCOME TAX EXPENSE

During the first three months of 2005, income tax expense increased $116,000 (10%) from $1,122,000 in the first three months of 2004 to $1,238,000 in the same period of 2005 as a result of higher earnings. The effective tax rate remained relatively stable at 32.72% for the first three months of 2005 compared to 32.68% for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations.

The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $883,000, from $73,664,000 at December 31, 2004 to $74,547,000 at March 31, 2005. In the first three months of 2005, the Company paid a cash dividend of $.14 per share totaling $829,000.

On November 19, 2004, the Company’s Board of Directors authorized the extension of the share repurchase program it previously approved in June of 2003. This repurchase program, which will now expire on December 31, 2005, authorized the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 106,000 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The FRB and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2005, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $2.8 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2005, the Bank’s leverage and total risk-based ratios were 9.09% and 10.34% respectively, which exceed the well-capitalized thresholds.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On February 16, 2005, the Bank entered into an agreement to lease space for its cash management operation center. The lease has a term of five years with an annual cost which escalates from $79,000 for the first year to $89,000 by the fifth year.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University will grant to the Bank the naming rights for the new Northern Kentucky University Arena to be constructed on the campus of the University for a term commencing immediately upon execution of the document and expiring twenty years after the opening of the Arena. In consideration therefore the Bank will pay the lesser of 10% of the total construction cost of the Arena or $6,000,000, such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena.

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2004. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2004.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004. However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future. The effect of this new and pending guidance on the Company’s financial statements is not known, but it is possible this guidance could change management’s assessment of other-than-temporary impairment in future periods

Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $441,000, $400,000 and $285,000 during 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2004. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2004. Market risk is discussed further under the heading “Net Interest Income” above.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be included in the reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2005, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect it’s internal control over financial reporting.

The Bank of Kentucky Financial Corporation

PART II

Item 1. Legal Proceedings

From time to time, the Company and the Bank are involved in litigation incidental to the conduct of the business, but neither the Company nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on the Company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended March 31, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans	Maximum number of shares that may be purchased under the plans or programs
January 1-31, 2005	0	$0	85,500	114,500
February 1-28, 2005	5,500	$26.00	91,000	109,000
March 1-31, 2005	15,000	$25.92	106,000	94,000

There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

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

The Bank of Kentucky Financial Corporation

Date: May 9, 2005	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: May 9, 2005	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary