Form 10-Q
period 2005-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2005-08-05
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2005

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

As of July 15, 2005, 5,904,579 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	June 30 2005	December 31 2004
Assets
Cash and cash equivalents	$31,045	$47,406
Interest bearing deposits with banks	100	0
Available-for-sale securities	44,076	52,204
Held-to-maturity securities	15,292	12,062
Loans held for sale	1,743	1,391
Total loans	733,579	719,157
Less: Allowances for loan losses	7,364	7,214

Net loans	726,215	711,943
Premises and equipment, net	17,567	16,465
FHLB stock, at cost	4,171	4,075
Goodwill	9,867	9,867
Acquisition intangibles, net	3,258	3,581
Cash surrender value of life insurance	12,357	12,106
Accrued interest receivable and other assets	7,150	7,029

Total assets	$872,841	$878,129

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$740,192	$752,800
Short-term borrowings	12,242	9,161
Notes payable	37,433	37,573
Accrued interest payable and other liabilities	5,744	4,931

Total liabilities	795,611	804,465

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,909,679 (2005) and 5,927,979 (2004) shares issued	3,098	3,098
Additional paid-in capital	8,421	9,050
Retained earnings	65,946	61,614
Accumulated other comprehensive loss	(235)	(98)

Total shareholders’ equity	77,230	73,664

Total liabilities and shareholders’ equity	$872,841	$878,129

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2005 AND 2004

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
INTEREST INCOME
Loans, including related fees	$11,739	$9,645	$22,635	$19,024
Securities and other	550	396	1,090	794

Total interest income	12,289	10,041	23,725	19,818

INTEREST EXPENSE
Deposits	3,489	2,289	6,535	4,609
Borrowings	563	418	1,042	811

Total interest expense	4,052	2,707	7,577	5,420

Net interest income	8,237	7,334	16,148	14,398
Provision for loan losses	(475)	(350)	(825)	(675)

Net interest income after provision for loan losses	7,762	6,984	15,323	13,723

NON-INTEREST INCOME
Service charges and fees	1,092	946	1,883	1,792
Gain/(loss) on securities	0	0	0	10
Gain on loans sold	276	480	451	803
Other	972	781	1,927	1,510

Total non-interest income	2,340	2,207	4,261	4,115

NON-INTEREST EXPENSE
Salaries and benefits	3,007	2,593	5,764	5,130
Occupancy and equipment	987	794	1,928	1,629
Data processing	367	316	691	644
Advertising	186	187	269	259
Other	1,663	1,412	3,257	2,854

Total non-interest expense	6,210	5,302	11,909	10,516

INCOME BEFORE INCOME TAXES	3,892	3,889	7,675	7,322
Less: income taxes	1,277	1,287	2,515	2,409

NET INCOME	$2,615	$2,602	$5,160	$4,913

Other comprehensive income (loss)	206	(366)	(137)	(368)

COMPREHENSIVE INCOME	$2,821	$2,236	$5,023	$4,545

Earnings per share, basic	$.44	$.44	$.87	$.82
Earnings per share, diluted	$.44	$.43	$.87	$.81

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands -unaudited)

	2005	2004
Balance January 1	$73,664	$66,689
Comprehensive Income:
Net Income	5,160	4,913
Change in net unrealized gain/(loss)	(137)	(368)

Total Comprehensive Income	5,023	4,545

Cash dividends paid	(829)	(658)
Exercise of stock options (4,600 and 23,775 shares), including tax benefit	96	578
Stock repurchase and retirement (28,000 and 49,200 shares)	(724)	(1,467)

Balance June 30	$77,230	$69,687

Dividends per share	$0.14	$0.11

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2005	2004
Cash Flows from Operating Activities

Net income	$5,160	$4,913
Adjustments to reconcile net income to net cash
From operating activities	1,897	(833)

Net cash from operating activities	7,057	4,080

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	(100)	1,935
Proceeds from paydowns and maturities of held-to-maturity securities	2,640	2,220
Proceeds from paydowns and maturities of available-for-sale securities	7,910	23,337
Proceeds from sales of available-for-sale securities	0	3,016
Purchases of held-to-maturity securities	(5,880)	(865)
Purchases of available-for-sale securities	0	(19,080)
Net change in loans	(15,202)	(30,793)
Property and equipment expenditures	(1,790)	(409)

Net cash from investing activities	(12,422)	(20,639)

Cash Flows from Financing Activities

Net change in deposits	(12,599)	(1,727)
Net change in short-term borrowings	3,081	16,179
Proceeds from exercise of stock options	96	494
Cash dividends paid	(829)	(658)
Stock repurchase and retirement	(725)	(1,467)
Payments on note payable	(20)	(18)

Net cash from financing activities	(10,996)	12,803

Net change in cash and cash equivalents	(16,361)	(3,756)
Cash and cash equivalents at beginning of period	47,406	47,321

Cash and cash equivalents at end of period	$31,045	$43,565

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 2005 and 2004, 300,258 and 145,862 options were not considered, as they were not dilutive, and for the six months ended June 2005 and 2004, 297,849 and 127,883 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Weighted average shares outstanding	5,911,373	5,964,199	5,917,338	5,971,146
Dilutive effects of assumed exercises of Stock Options	37,350	59,937	38,040	62,070

Shares used to compute diluted
Earnings per share	5,948,723	6,024,136	5,955,378	6,033,216

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

(Dollars in thousands, except per share data)

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Net income as reported	$2,615	$2,602	$5,160	$4,913
Stock-based compensation expense determined under fair value based method	170	195	340	354

Pro forma net income	2,445	2,407	4,820	4,559

Basic earnings per share as reported	.44	.44	.87	.82
Pro forma basic earnings per share	.41	.40	.81	.76

Diluted earnings per share as reported	.44	.43	.87	.81
Pro forma diluted earnings per share	.41	.40	.81	.76

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7.4 million or 1.00% of total loans was an appropriate estimate of losses within the loan portfolio as of June 30, 2005. This estimate resulted in a provision for loan losses on the income statement of $825,000 for the six months ended June 30, 2005. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the second quarter, and first six months results, was the increase in net interest income from the same periods in 2004. Net interest income increased $903,000 or 12% in the second quarter of 2005, as compared to the same period in 2004 This increase was both the result of an increase in earning assets and a favorable rate variance. The rate variance was the result of rising interest rates, which had a positive impact on net interest income. The rate variance and the Bank’s interest rate sensitivity is explained in detail in “Results of Operations – Net Interest Income”. The growth in net interest income in the second quarter was offset by a $204,000 (43%) reduction in gains on loans sold and a $908,000 (17%) increase in non-interest expense. The reduction in gains on loans sold was caused by the rising interest rates and the corresponding slowdown in the mortgage loan refinancing market. The increase in non-interest expense was due in part to the opening of the Bank’s cash management operations center in February.

FINANCIAL CONDITION

Total assets at June 30, 2005 were $872,841,000 compared to $878,129,000 at December 31, 2004, a decrease of $5,288,000 (.6%). Loans outstanding increased $14,422,000 (2%) from $719,157,000 at December 31, 2004 to $733,579,000 at June 30, 2005, while available-for-sale securities decreased $8,128,000 (16%) and cash and due balances decreased $16,361,000 (35%) for the same time period. As Table 1 illustrates, the majority of the loan growth came from the commercial loan portfolio, which increased $11,182,000 (9%) from December 31, 2004. The decrease in available-for-sale securities was the result of run-off in short-term investments purchased with excess liquidity in the third quarter of 2004, while the decrease in cash and due balances reflected the reduction in the cash required to be held with the Federal Reserve Bank. The Bank’s reserve requirement decreased as a result of the completion of the process the Bank undertook to reclassify a portion of it’s transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. Deposits decreased $12,608,000 (2%) to $740,192,000 at June 30, 2005, compared to $752,800,000 at December 31, 2004. The decrease in deposits reflects the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $30,000,000 from December 31, 2004 to June 30, 2005. This seasonal fluctuation is the result of the timing of tax receipts at the local municipalities, the majority of which are received in the fourth quarter of the year.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	June 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$289,722	39.5%	$290,684	40.3%
One- to four-family residential real estate loans	188,920	25.7	188,140	26.1
Commercial loans	141,942	19.3	130,760	18.2
Consumer loans	22,234	3.0	20,606	2.9

Construction and land development loans	85,231	11.6	84,690	11.8
Municipal obligations	6,269	0.9	5,074	0.7

Total loans	$734,318	100.0%	$719,954	100.0%

Less:
Deferred loan fees	739		797
Allowance for loan losses	7,364		7,214

Net loans	$726,215		$711,943

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $4,913,000 ($.81 diluted earnings per share) in 2004 to $5,160,000 ($.87 diluted earnings per share) in 2005, an increase of $247,000 (5%). Net income for the quarter ended June 30, 2005 was $2,615,000 ($.44 diluted earnings per share) as compared to $2,602,000 ($.43 diluted earnings per share) during the same period of 2004, an increase of $13,000 (.5%). The primary reason for the earnings gain from 2004 was a $1,750,000 (12%) increase in net interest income as described below. The increase in net interest income was offset by $352,000 (44%) reduction in gains on loans sold and a $1,393,000 (13%) increase in non-interest expense. The reduction in gains on loans sold was caused by the rising interest rates and the corresponding slowdown in the mortgage loan refinancing market. The increase in non-interest expense was due in part to the opening of the Bank’s cash management operations center in February. The provision for loan losses was $150,000 (22%) higher for the six month ended June 30, 2005, and $125,000 (36%) higher for the second quarter, than 2004. The increase in the provision was the result of higher charge-offs, nonperforming loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio.

NET INTEREST INCOME

Net interest income increased $903,000 (12%) in the second quarter of 2005 as compared to the same period in 2004, while the year to date total increased $1,750,000 (12%) from $14,398,000 in 2004 to $16,148,000 in 2005. The increase in the net interest income was the result of the growth in earning assets and a favorable rate variance. As illustrated in Table 4, net interest income, from the second quarter of 2004 to second quarter of 2005, was positively impacted by volume additions to the balance sheet of $651,000 and by a net favorable rate variance of $275,000. Contributing to the positive volume variance was the growth in earning assets and the positive effect of decreasing the Bank’s reserve requirement at the Federal Reserve Bank. The main contributor to the growth in earning assets was loans, which were up $42 million or 6% at the end of the first quarter of 2005 from the same period a year earlier. As allowed by the Federal Reserve Bank, in the first quarter of 2005, the Bank completed a process to reclassify a portion of its transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. The effect of this process was a reduction in the amount of cash (approximately $21,000,000) that the Bank was required to hold with the Federal Reserve Bank. The cash balances reduced at The Federal Reserve Bank as a result of the lower reserve requirement were used to reduce short-term borrowing, which decreased $19,000,000 from March 31, 2005, and to fund the increase in loans. The lower cash reserve requirement contributed to the increase in the effect of net free funds from .19% in the second quarter of 2004 to .37% in the second quarter of 2005 that can be seen in Table 2. The lower reserve requirement also contributed to the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improving to 118.00% in the second quarter of 2005 from 113.65% in 2004, which is also illustrated in Table 2. The Bank is in an asset sensitive position, which means that a higher dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities. As a result rising interest rates have led to a positive rate variance, as more assets have repriced than liabilities. The favorable volume and rate variance produced a net interest margin of 4.19% for the second quarter of 2005, which was 17 basis points higher than the 4.02% net interest margin for the second quarter of 2004.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the June 30, 2005 simulation analysis indicates that the Bank is in an asset sensitive position, and that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. An asset sensitive position means that a higher dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities. As shown below, lower rates would have a more dramatic effect on earnings than rising rates. This is due to interest bearing transaction accounts whose rates can not drop appreciably lower than their current levels.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	7.86%
Increase 100 bp	4.11
Decrease 100 bp	(4.17)
Decrease 200 bp	(10.49)

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

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2005 and 2004 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2005			Three Months ended June 30, 2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$729,139	$11,766	6.47%	$684,316	$9,662	5.68%
Securities (2)	60,963	544	3.58	49,110	401	3.28
Other interest-earning assets	6,464	69	4.28	6,198	45	2.92

Total interest-earning assets	796,566	12,379	6.23	739,624	10,108	5.50

Non-interest-earning assets	74,959			82,693

Total assets	$871,525			$822,317

Interest-bearing liabilities:
Transaction accounts	349,784	1,423	1.63	340,577	654.77
Time deposits	271,826	2,066	3.05	256,984	1,635	2.56
Borrowings	53,431	563	4.23	53,210	418	3.16

Total interest-bearing liabilities	675,041	4,052	2.41	650,771	2,707	1.67

Non-interest-bearing liabilities	120,126			102,086

Total liabilities	795,167			752,857

Shareholders’ equity	76,358			69,460

Total liabilities and shareholders’ equity	$871,525			$822,317

Net interest income		$8,327			$7,401

Interest rate spread			3.82%			3.83%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.19%			4.02%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.37%			.19%

Average interest-earning assets to interest-bearing liabilities	118.00%			113.65%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $90,000 and $67,000, in 2005 and 2004 respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2005 and 2004 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30,2005			Six Months ended June 30, 2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$722,097	$22,687	6.34%	$675,601	$19,058	5.67%
Securities (2)	61,017	1,071	3.54	50,666	805	3.20
Other interest-earning assets	7,124	135	3.82	5,870	89	3.05

Total interest-earning assets	790,238	23,893	6.10	732,137	19,952	5.48

Non-interest-earning assets	81,249			82,617

Total assets	$871,487			$814,754

Interest-bearing liabilities:
Transaction accounts	362,428	2,709	1.51	341,383	1,310.77
Time deposits	267,407	3,826	2.89	254,744	3,299	2.60
Borrowings	50,796	1,042	4.14	50,027	811	3.26

Total interest-bearing liabilities	680,631	7,577	2.24	646,154	5,420	1.69

Non-interest-bearing liabilities	115,349			99,858

Total liabilities	795,980			746,012

Shareholders’ equity	75,507			68,742

Total liabilities and shareholders’ equity	$871,487			$814,754

Net interest income		$16,316			$14,532

Interest rate spread			3.86%			3.79%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.16%			3.99%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.30%			.20%

Average interest-earning assets to interest-bearing liabilities	116.10%			113.31%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $168,000 and $134,000, in 2005 and 2004 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2005 Compared to Three months ended June 30, 2004			Six months ended June 30, 2005 Compared to Six months ended June 30, 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$665	$1,439	$2,104	$1,376	$2,252	$3,628

Securities	103	40	143	177	89	266

Other interest-earning assets(1)	2	22	24	22	25	46

Total interest-earning assets	770	1,501	2,271	1,575	2,366	3,940

Interest expense attributable to:
Transactions accounts	18	751	769	86	1,313	1,399
Time deposits	99	332	431	170	357	527
Borrowings	2	143	145	13	218	231

Total interest-bearing liabilities	119	1,226	1,345	269	1,888	2,157

Increase (decrease) in net interest income	$651	$275	$926	$1,306	$478	$1,783

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $825,000 for the six months ended June 30, 2005, an increase of $150,000 compared to the $675,000 provision recorded during the same period in 2004. For the second quarter of 2005 the provision for loan losses was $475,000, an increase of $125,000 compared to the $350,000 provision for the second quarter of 2004. Non-performing loans increased, to $6,892,000 or .94% of total loans outstanding at June 30, 2005, compared to $5,145,000 or .72% at December 31, 2004, and increased from the June 30, 2004 level of

$3,316,000 or .48%. Net charge-offs, year to date 2005, were $675,000 or .19% on an annualized basis to average loans, compared to the $350,000 and .10% for the first six months of 2004. These charge-off ratios are below industry average and the .19% for the six months ended June 30, 2005 is equal to the Bank’s charge-off ratio for 2004 of .19%. The allowance for loan losses was 107% of non-performing loans on June 30, 2005 compared to 140% at the end of 2004 and 206% at June 30, 2004. The increase in non-performing loans and the allowance to non-performing loan ratios were the result of one loan for $2,700,000, that is collateralized with commercial real estate, which was 90 days past due at June 30, 2005. Management continues to monitor this relationship and has established appropriate reserves. The increase in charge-offs, nonperforming loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio led to the provision to increase $125,000 (36%) over the second quarter of 2004 and $150,000 (22%) over the six months ended June 30, 2004. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Balance of allowance at beginning of period	$7,320	$7,017	$7,214	$6,855
Recoveries of loans previously charged off:
Commercial loans	1	1	16	5
Consumer loans	3	0	6	1
Mortgage loans	0	0	0	0

Total recoveries	4	1	22	6

Loans charged off:
Commercial loans	(381)	(84)	(518)	(211)
Consumer loans	(54)	(98)	(92)	(139)
Mortgage loans	(0)	(6)	(87)	(6)

Total charge-offs	(435)	(188)	(697)	(356)

Net charge-offs	(431)	(187)	(675)	(350)
Provision for loan losses	475	350	825	675
Balance of allowance at end of period	$7,364	$7,180	$7,364	$7,180

Net charge-offs to average loans outstanding for period	.24%	.11%	.19%	.10%

Allowance at end of period to loans at end of period	1.00%	1.04%	1.00%	1.04%

Allowance to nonperforming loans at end of period	106.85%	205.61%	106.85%	205.61%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Non-interest income:
Service charges and fees	$1,092	$946	$1,883	$1,792
Gain on sale of securities	0	0	0	10
Gains on sale of real estate loans	276	480	451	803
Trust Fee Income	227	188	449	360
Bankcard transaction revenue	267	208	510	354
Company owned life insurance earnings	118	119	251	248
Other	360	266	717	548

Total non-interest income	$2,340	$2,207	$4,261	$4,115

As illustrated in Table 6, total non-interest income increased $146,000 (4%) for the first six months of 2005 from $4,115,000 at June 30, 2004 to $4,261,000 at June 30, 2005. For the second quarter of 2005 non-interest income increased $133,000 (6%) to $2,340,000 compared to $2,207,000 for the same period in 2004. Increases for the six months ended June 30, 2005 in bankcard transaction revenue (up $156,000, 44%), standby letters of credit fees (up $170,000, 412%), trust fee income (up $89,000, 25%), and service charges and fees (up $91,000, 5%) were offset by lower gains on the sale of real estate loans (down $352,000, 44%).

The increase in bankcard transaction revenue was the result of both volume increases and rate increases. The increased volume reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The decrease in gains on the sale of real estate loans was due to rising mortgage rates and a saturated refinancing market. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the six months ended June 30, 2005, 236 loans with principal balances of $34 million were sold compared to 423 loans with a principal balance of $60 million during the same period in 2004. Loans held for sale at June 30, 2005 increased to $1,743,000 from $1,391,000 at December 31, 2004. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. While the loans held for sale have increased from the end of 2004, the refinancing activity remains well behind the level experienced in the first half of 2004. With the saturation of the refinancing market and rising rates, the gains on loans sold activity is expected to stay well below the level experienced in the first half of 2004, which slowed significantly beginning in the third quarter of 2004.

Service charges and fees increased $91,000 (5%) from $1,792,000 in the first six months of 2004 to $1,883,000 for the same period in 2005. Increased lockbox revenue and fees from the Bank’s consolidated returns product offset the effects that rising interest rates had on service charges and a drop in fees received for non sufficient fund checks. Rising interest rates contributed to the decrease in service charges and fees, as the earnings credit rate used to offset service charges increased. Service charges in the second quarter of 2005 included the earnings from several new large lockbox customers. The volume of lockbox items processed increased 400% in March of 2005 compared to February of 2005 as a result of these customers. In the first six months of 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees are expected to grow significantly in the second half of 2005. This service helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in trust fee income was a result of continued new business development and equity market advances.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004
Non-interest expense:
Salaries and benefits	$3,007	$2,593	$5,764	$5,130
Occupancy and equipment	987	794	1,928	1,629
Data processing	367	316	691	644
Advertising	186	187	269	259
State bank taxes	252	222	504	444
Amortization of intangible assets	162	161	323	323
Other	1,249	1,029	2,430	2,087

Total non-interest expense	$6,210	$5,302	$11,909	$10,516

As illustrated in Table 7, non-interest expense increased to $11,909,000 in the first half of 2005 and to $6,210,000 for the second quarter of 2005 from $10,516,000 and $5,302,000 in the same periods of 2004, an increase of $1,393,000 (13%) and $908,000 (17%) The largest increase in non-interest expense was in salaries and benefits, which increased $634,000 (12%) in the first six months of 2005 compared to the same period in 2004. The increase in salaries and benefits was the result of annual merit increases, staff additions and rising employee benefit costs. Contributing to the staff additions was the opening of the Bank’s cash management operations center. This operations center was opened to handle the increased lockbox item volume and the expanded cash management product offerings, such as the service of consolidating returned checks. The opening of the operations center also contributed to the increase in occupancy and equipment, up $299,000 (18%) from the first six months of 2004.

INCOME TAX EXPENSE

During the first six months of 2005, income tax expense increased $106,000 (4%) from $2,409,000 in the first six months of 2004 to $2,515,000 in the same period of 2005 as a result of higher earnings. The effective tax rate remained relatively stable at 32.77% for the first six months of 2005 compared to 32.90% for the same period in 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $3,566,000, from $73,664,000 at December 31, 2004 to $77,230,000 at June 30, 2005. In the first six months of 2005, the Company paid a cash dividend of $.14 per share totaling $829,000.

On November 19, 2004, the Company’s Board of Directors authorized the extension of the share repurchase program it previously approved in June of 2003. This repurchase program, which will now expire on December 31, 2005, authorized the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 113,500 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The FRB and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2005, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $4.7 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2005, the Bank’s leverage and total risk-based ratios were 9.31% and 10.57% respectively, which exceed the well-capitalized thresholds.

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first fiscal year beginning after June 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $436,000, $395,000 and $281,000 during 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2005, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal controls over financial reporting that occurred in the last fiscal quarter that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

The Bank of Kentucky Financial Corporation

PART II

Item 1. Legal Proceedings

From time to time, the Company and the Bank are involved in litigation incidental to the conduct of the business, but neither the Company nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on the Company.

Item 2. Unregistered Sale of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended June 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
April 1-30, 2005	0	$0	106,000	94,000
May 1-31, 2005	0	$0	106,000	94,000
June 1-30, 2005	7,500	$25.75	113,500	86,500

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in June of 2003, as thereby extended by the board of directors on November 19, 2004. This repurchase program, which will expire on December 31, 2005, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 113,500 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 22, 2005. The matters voted on at the meeting and the results of these votes are as follows.

(1)	Election of four directors of BKFC for terms expiring in 2008:

	For	Against/Withheld	Abstentions
Charles M. Berger	4,873,539	12,344	—
David E. Meyer	4,869,889	15,994	—
John E. Miracle	4,872,176	13,707	—
Mary Sue Rudicill	4,872,738	13,145	—

(2)	Ratification of the selection of Crowe Chizek and Company LLC as the independent registered public accounting firm of BKFC for the current fiscal year:

For	Against/Withheld	Abstentions
4,851,070	34,813	—

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

Exhibit Number	Description
3.2	Bylaws of the Bank of Kentucky Financial Corporation, as amended through July 15, 2005

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

(b) Reports of Form 8-K

BKFC filed a report on Form 8-K on April 22, 2005, disclosing under Item 2.02, a press release. The press release announced BKFC’s financial results for the first quarter of 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: August 5, 2005	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: August 5, 2005	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary