Form 10-Q
period 2005-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2005-11-07
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 12, 2005, 5,899,579 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	September 30 2005	December 31 2004
Assets
Cash and cash equivalents	$48,626	$47,406
Interest bearing deposits with banks	100	0
Available-for-sale securities	48,379	52,204
Held-to-maturity securities	14,190	12,062
Loans held for sale	4,479	1,391
Total loans	730,859	719,157
Less: Allowances for loan losses	7,581	7,214

Net loans	723,278	711,943
Premises and equipment, net	17,188	16,465
FHLB stock, at cost	4,222	4,075
Goodwill	9,867	9,867
Acquisition intangibles, net	3,096	3,581
Cash surrender value of life insurance	12,476	12,106
Accrued interest receivable and other assets	10,958	7,029

Total assets	$896,859	$878,129

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$770,414	$752,800
Short-term borrowings	3,614	9,161
Notes payable	37,362	37,573
Accrued interest payable and other liabilities	7,002	4,931

Total liabilities	818,392	804,465

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,899,579 (2005) and 5,927,979 (2004) shares issued	3,098	3,098
Additional paid-in capital	8,292	9,050
Retained earnings	67,469	61,614
Accumulated other comprehensive loss	(392)	(98)

Total shareholders’ equity	78,467	73,664

Total liabilities and shareholders’ equity	$896,859	$878,129

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2005 AND 2004

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
INTEREST INCOME
Loans, including related fees	$12,484	$10,220	$35,119	$29,244
Securities and other	605	412	1,695	1,206

Total interest income	13,089	10,632	36,814	30,450

INTEREST EXPENSE
Deposits	4,243	2,432	10,778	7,041
Borrowings	530	486	1,572	1,297

Total interest expense	4,773	2,918	12,350	8,338

Net interest income	8,316	7,714	24,464	22,112
Provision for loan losses	(650)	(500)	(1,475)	(1,175)

Net interest income after provision for loan losses	7,666	7,214	22,989	20,937

NON-INTEREST INCOME
Service charges and fees	1,230	994	3,113	2,786
Gain/(loss) on securities	0	0	0	10
Gain on loans sold	289	222	740	1,025
Other	996	805	2,923	2,315

Total non-interest income	2,515	2,021	6,776	6,136

NON-INTEREST EXPENSE
Salaries and benefits	3,317	2,655	9,081	7,785
Occupancy and equipment	982	868	2,910	2,497
Data processing	345	306	1,036	950
Advertising	173	235	442	494
Other	1,771	1,493	5,028	4,347

Total non-interest expense	6,588	5,557	18,497	16,073

INCOME BEFORE INCOME TAXES	3,593	3,678	11,268	11,000
Less: income taxes	1,125	1,213	3,640	3,622

NET INCOME	$2,468	$2,465	$7,628	$7,378

Other comprehensive income (loss)	(156)	304	(293)	(64)

COMPREHENSIVE INCOME	$2,312	$2,769	$7,335	$7,314

Earnings per share, basic	$.42	$.42	$1.29	$1.24
Earnings per share, diluted	$.42	$.41	$1.28	$1.23

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2005	2004
Balance January 1	$73,664	$66,689
Comprehensive Income:
Net Income	7,628	7,378
Change in net unrealized gain/(loss)	(293)	(64)

Total Comprehensive Income	7,335	7,314

Cash dividends paid	(1,774)	(1,369)
Exercise of stock options (4,600 and 26,300 shares), including tax benefit	96	629
Stock repurchase and retirement (33,000 and 75,000 shares)	(854)	(2,179)

Balance September 30	$78,467	$71,084

Dividends per share	$0.30	$0.23

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2005	2004
Cash Flows from Operating Activities

Net income	$7,628	$7,378
Adjustments to reconcile net income to net cash From operating activities	(1,891)	(835)

Net cash from operating activities	5,737	6,543

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	(100)	1,935
Proceeds from paydowns and maturities of held-to-maturity securities	3,735	2,760
Proceeds from paydowns and maturities of available-for-sale securities	8,366	31,842
Proceeds from sales of available-for-sale securities	0	3,016
Purchases of held-to-maturity securities	(5,880)	(865)
Purchases of available-for-sale securities	(5,002)	(26,088)
Net change in loans	(12,968)	(50,442)
Property and equipment expenditures	(2,185)	(516)

Net cash from investing activities	(14,034)	(38,358)

Cash Flows from Financing Activities

Net change in deposits	17,627	9,855
Net change in short-term borrowings	(5,547)	22,667
Proceeds from exercise of stock options	96	540
Cash dividends paid	(1,774)	(1,369)
Stock repurchase and retirement	(854)	(2,179)
Payments on note payable	(31)	(28)

Net cash from financing activities	9,517	29,486

Net change in cash and cash equivalents	1,220	(2,329)
Cash and cash equivalents at beginning of period	47,406	47,321

Cash and cash equivalents at end of period	$48,626	$44,992

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended September 2005 and 2004, 291,334 and 233,135 options were not considered, as they were not dilutive, and for the nine months ended September 2005 and 2004, 295,680 and 207,466 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Weighted average shares outstanding	5,904,470	5,933,235	5,913,049	5,958,509
Dilutive effects of assumed exercises of Stock Options	37,417	45,460	37,809	55,842

Shares used to compute diluted Earnings per share	5,941,887	5,978,695	5,950,858	6,014,351

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

(Dollars in thousands, except per share data)

	Three Months Ended September 30		Nine Months Ended September 30
	2005	2004	2005	2004
Net income as reported	$2,468	$2,465	$7,628	$7,378
Stock-based compensation expense determined under fair value based method	116	125	456	477

Pro forma net income	2,352	2,340	7,172	6,901

Basic earnings per share as reported	.42	.42	1.29	1.24
Pro forma basic earnings per share	.40	.39	1.21	1.16

Diluted earnings per share as reported	.42	.41	1.28	1.23
Pro forma diluted earnings per share	.40	.39	1.21	1.15

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

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

Statement of Financial Accounting Standards 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to the Company beginning January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $433,000, $393,000 and $280,000 during 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7,581,000 million or 1.04% of total loans was an appropriate estimate of losses within the loan portfolio as of September 30, 2005. This estimate resulted in a provision for loan losses on the income statement of $1,475,000 for the nine months ended September 30, 2005. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the third quarter, and first nine months results, was the increase in net interest income and non-interest income as compared to the same periods in 2004. Net interest income increased $602,000 or 8% and non-interest income increased $494,000 or 24% in the third quarter of 2005, as compared to the same period in 2004. The increase in net interest income was the result of an increase in earning assets and an increase in net free funds. Net free funds refers to the amount of earning assets that are funded by non-interest bearing liabilities (“interest free funds”). Contributing to the growth in net free funds was the deposit reclassification process completed in the first quarter of 2005, and the growth in non-interest bearing deposits. The deposit reclassification process is explained in detail in the “Results of Operations – Net Interest Income”. Non-interest bearing demand deposit accounts increased $14,000,000 or 13% on average from the third quarter of 2004. The largest increase in non-interest income was service charge income which increased $236,000 or 24% from the third quarter of 2005. This increase in service charge income was the result of increased revenue from cash management products. The growth in net interest income and non-interest income in the third quarter was offset by a $1,031,000 (19%) increase in non-interest expense. The increase in non-interest expense was due in part to the opening of the Bank’s cash management operations center in February as described below.

FINANCIAL CONDITION

Total assets at September 30, 2005 were $896,859,000 as compared to $878,129,000 at December 31, 2004, an increase of $18,730,000 (2%). Loans outstanding increased $11,702,000 (2%) from $719,157,000 at December 31, 2004 to $730,859,000 at September 30, 2005, while available-for-sale securities decreased $3,825,000 (7%) and cash and due balances decreased $15,505,000 (33%) for the same time period. As Table 1 illustrates, the majority of the loan growth came from the commercial loan portfolio, which increased $9,321,000 (7%) from December 31, 2004. The decrease in available-for-sale securities was the result of run-off in short-term investments purchased with excess liquidity in the third quarter of 2004, while the decrease in cash and balances due reflected the reduction in the cash required to be held with the Federal Reserve Bank. The Bank’s reserve requirement decreased as a result of the completion of the process the Bank undertook to reclassify a portion of its transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. Deposits increased $17,614,000 (2%) to $770,414,000 at September 30, 2005, as compared to $752,800,000 at December 31, 2004. The increase in deposits is reduced by the effect of the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $30,000,000 from December 31, 2004 to September 30, 2005. This seasonal fluctuation is the result of the timing of tax receipts at the local municipalities, the majority of which are received in the fourth quarter of the year.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	September 30, 2005		December 31, 2004
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$291,410	39.8%	$290,684	40.3%
One- to four-family residential real estate loans	184,006	25.2	188,140	26.1
Commercial loans	140,081	19.1	130,760	18.2
Consumer loans	21,285	2.9	20,606	2.9

Construction and land development loans	88,450	12.1	84,690	11.8
Municipal obligations	6,307	0.9	5,074	0.7

Total loans	$731,539	100.0%	$719,954	100.0%

Less:
Deferred loan fees	680		797
Allowance for loan losses	7,581		7,214

Net loans	$723,278		$711,943

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $7,378,000 ($1.23 diluted earnings per share) in 2004 to $7,628,000 ($1.28 diluted earnings per share) in 2005, an increase of $250,000 (3%). Net income for the quarter ended September 30, 2005 was $2,468,000 ($.42 diluted earnings per share) as compared to $2,465,000 ($.41 diluted earnings per share) during the same period of 2004, an increase of $3,000 (.1%). The primary reason for the earnings gain from 2004 was a $2,352,000 (11%) increase in net interest income as described below. The increase in net interest income was offset by $285,000 (28%) reduction in gains on loans sold and a $2,424,000 (15%) increase in non-interest expense. The reduction in gains on loans sold was caused by the rising interest rates and the corresponding slowdown in the mortgage loan refinancing market. The increase in non-interest expense was due in part to the opening of the Bank’s cash management operations center in February. The operations center was opened to handle lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. The provision for loan losses was $300,000 (26%) higher for the nine months ended September 30, 2005, and $150,000 (30%) higher for the third quarter, than 2004. The increase in the provision was the result of higher charge-offs, nonperforming loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio

NET INTEREST INCOME

Net interest income increased $602,000 (8%) in the third quarter of 2005 as compared to the same period in 2004, while the year to date total increased $2,352,000 (11%) from $22,112,000 in 2004 to $24,464,000 in 2005. The increase in net interest income was the result of an increase in earning assets and an increase in net free funds. As illustrated in Table 4, net interest income, from the third quarter of 2004 to third quarter of 2005, was positively impacted by volume additions to the balance sheet of $608,000 and by a net favorable rate variance of $7,000. Contributing to the positive volume variance was the growth in earning assets and the positive effect of increasing net free funds. Contributing to the growth in net free funds was the deposit reclassification process completed in the first quarter of 2005, and the growth in non-interest bearing deposits. The main contributor to the growth in earning assets was loans, which were up $35 million or 5% on average from the third quarter of 2004 to the third quarter of 2005. As allowed by the Federal Reserve Bank, in the first quarter of 2005, the Bank completed a process to reclassify a portion of its transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. The effect of this process was a reduction in the amount of cash (approximately $21,000,000) that the Bank was required to hold with the Federal Reserve Bank. The cash balances reduced at The Federal Reserve Bank as a result of the lower reserve requirement helped reduce short-term borrowing, which decreased $25,000,000 from September 2004. Also increasing net free funds were non-interest bearing demand deposit accounts which increased $14,000,000 or 13% on average from the third quarter of 2004. The effect of net free funds can be seen in Table 2 which increased from .23% in the third quarter of 2004 to .45% in the third quarter of 2005. Total net free funds can be measured by the Bank’s percentage of average interest-earning assets to interest-bearing liabilities which improved to 119.22% in the third quarter of 2005 from 114.84% in 2004, which is also illustrated in Table 2. The favorable volume variance produced a net interest margin of 4.11% for the third quarter of 2005, which was 2 basis points higher than the 4.09% net interest margin for the third quarter of 2004.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the September 30, 2005 simulation analysis indicates that the Bank is in an asset sensitive position, and that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. An asset sensitive position means that a higher dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	7.29%
Increase 100 bp	3.89
Decrease 100 bp	(3.93)
Decrease 200 bp	(8.92)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2005 and 2004 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2005			Three Months ended September 30, 2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$738,268	$12,512	6.72%	$703,718	$10,239	5.79%
Securities (2)	59,463	533	3.56	49,189	418	3.38
Other interest-earning assets	12,332	125	4.02	4,006	43	4.27

Total interest-earning assets	810,063	13,170	6.45	756,913	10,700	5.62

Non-interest-earning assets	72,405			81,817

Total assets	$882,468			$838,730

Interest-bearing liabilities:
Transaction accounts	339,653	1,688	1.97	335,972	766.91
Time deposits	295,137	2,555	3.43	262,431	1,666	2.53
Borrowings	44,671	530	4.71	60,672	486	3.19

Total interest-bearing liabilities	679,461	4,773	2.79	659,075	2,918	1.76

Non-interest-bearing liabilities	124,778			110,040

Total liabilities	804,239			769,115

Shareholders’ equity	78,229			69,615

Total liabilities and shareholders’ equity	$882,468			$838,730

Net interest income		$8,397			$7,782

Interest rate spread			3.66%			3.86%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.11%			4.09%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.45%			.23%

Average interest-earning assets to interest-bearing liabilities	119.22%			114.84%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $81,000 and $68,000, in 2005 and 2004 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2005 and 2004 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2005			Nine Months ended September 30, 2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$727,547	$35,198	6.47%	$685,042	$29,298	5.71%
Securities (2)	60,493	1,605	3.55	50,170	1,223	3.26
Other interest-earning assets	8,879	260	3.92	5,244	132	3.36

Total interest-earning assets	796,919	37,063	6.21	740,456	30,653	5.53

Non-interest-earning assets	78,269			82,349

Total assets	$875,188			$822,805

Interest-bearing liabilities:
Transaction accounts	354,753	4,397	1.66	339,566	2,076.82
Time deposits	276,752	6,381	3.08	257,325	4,965	2.58
Borrowings	48,383	1,572	4.34	53,353	1,297	3.25

Total interest-bearing liabilities	679,888	12,350	2.43	650,244	8,338	1.71

Non-interest-bearing liabilities	118,876			103,524

Total liabilities	798,764			753,768

Shareholders’ equity	76,424			69,037

Total liabilities and shareholders’ equity	$875,188			$822,805

Net interest income		$24,713			$22,315

Interest rate spread			3.78%			3.82%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.15%			4.03%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.37%			.21%

Average interest-earning assets to interest-bearing liabilities	117.21%			113.87%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $249,000 and $203,000, in 2005 and 2004 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30, 2005 Compared to Three months ended September 30, 2004			Nine months ended September 30, 2005 Compared to Nine months ended September 30, 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$519	$1,754	$2,273	$1,898	$4,002	$5,901

Securities	91	25	115	268	114	382
Other interest-earning assets(1)	84	(2)	82	104	25	128

Total interest-earning assets	693	1,777	2,470	2,270	4,141	6,410

Interest expense attributable to:
Transactions accounts	9	914	922	97	2,224	2,321
Time deposits	226	664	889	396	1,020	1,416
Borrowings	(149)	193	44	(130)	405	275

Total interest-bearing liabilities	85	1,770	1,855	363	3,649	4,012

Increase (decrease) in net interest income	$608	$7	$615	$1,907	$492	$2,398

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,475,000 for the nine months ended September 30, 2005, an increase of $300,000 as compared to the $1,175,000 provision recorded during the same period in 2004. For the third quarter of 2005 the provision for loan losses was $650,000, an increase of $150,000 compared to the $500,000 provision for the third quarter of 2004. Non-performing loans increased, to $7,277,000 or 1.00% of total loans outstanding at September 30, 2005, compared to $5,145,000 or .72% at December 31, 2004, and increased from the September 30, 2004 level of $4,350,000 or .61%. Net charge-offs, year to date 2005, were $1,108,000 or ..20% on an annualized basis to average loans, compared to the $645,000 and .13% for the first nine months of 2004. This charge-off ratio of .20% for the nine months ended September 30, 2005 is 1 basis point higher than the Bank’s charge-off ratio for 2004 of .19%. The allowance for loan losses was 108% of non-performing loans on September 30, 2005 compared to 140% at the end of 2004 and 170% at September 30, 2004. The increase in non-performing loans and the allowance to non-performing loan ratios were the result of one commercial loan relationship for $2,800,000, that is collateralized with business assets, which was placed on non-accrual status in the third quarter of 2005. Management continues to monitor this relationship and has established appropriate reserves. The increase in charge-offs, nonperforming loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio led to the increase in the provision by $150,000 (30%) over the third quarter of 2004 and $300,000 (26%) over the nine months ended September 30, 2004. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans, other real estate and repossessed assets totaled $11,521,000 at September 30, 2005 and $6,579,000 at December 31, 2004. This represents 1.28% of total assets at September 30, 2005 compared to .75% at December 31, 2004. Total non-performing assets as of September 30, 2005 increased from the level at June 30, 2005 when total non-performing assets were $8,228,000 or .94% of total assets. The largest increase to non-performing assets in the third quarter of 2005 was two pieces of commercial real estate properties, totaling approximately $2,500,000, that were added to other real estate owned as a result of a deed being turned over to the Bank in lieu of foreclosure. These properties were the part of the same relationship as the $2,800,000 in commercial loans that were added to non-accrual loans.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Balance of allowance at beginning of period	$7,364	$7,180	$7,214	$6,855
Recoveries of loans previously charged off:
Commercial loans	44	2	60	7
Consumer loans	3	0	9	1
Mortgage loans	0	0	0	0

Total recoveries	47	2	69	8

Loans charged off:
Commercial loans	(399)	(164)	(917)	(375)
Consumer loans	(60)	(133)	(152)	(272)
Mortgage loans	(21)	0	(108)	(6)

Total charge-offs	(480)	(297)	(1,177)	(653)

Net charge-offs	(433)	(295)	(1,108)	(645)
Provision for loan losses	650	500	1,475	1,175
Balance of allowance at end of period	$7,581	$7,385	$7,581	$7,385

Net charge-offs to average loans outstanding for period	.23%	.17%	.20%	.13%

Allowance at end of period to loans at end of period	1.04%	1.04%	1.04%	1.04%

Allowance to nonperforming loans at end of period	104.17%	169.77%	104.17%	169.77%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Non-interest income:

Service charges and fees	$1,230	$994	$3,113	$2,786
Gain on sale of securities	0	0	0	10
Gains on sale of real estate loans	289	222	740	1,025
Trust Fee Income	250	199	699	559
Bankcard transaction revenue	260	217	770	572
Company owned life insurance earnings	119	119	370	366
Other	367	270	1,084	818

Total non-interest income	$2,515	$2,021	$6,776	$6,136

As illustrated in Table 6, total non-interest income increased $640,000 (10%) for the first nine months of 2005 from $6,136,000 at September 30, 2004 to $6,776,000 at September 30, 2005. For the third quarter of 2005 non-interest income increased $494,000 (24%) to $2,515,000 compared to $2,021,000 for the same period in 2004. Increases for the nine months ended September 30, 2005 included service charges and fees (up $327,000, 12%) bankcard transaction revenue (up $198,000, 35%), standby letters of credit fees (up $235,000, 267%), trust fee income (up $140,000, 25%), and were offset by lower gains on the sale of real estate loans (down $285,000, 28%).

Service charges and fees increased $327,000 (12%) from $2,786,000 in the first nine months of 2004 to $3,113,000 for the same period in 2005. Increased lockbox revenue and fees from the Bank’s consolidated returns product offset the effects that rising interest rates had on service charges and a drop in fees received for non sufficient fund checks. Rising interest rates contributed to the decrease in service charges and fees, as the earnings credit rate used to offset service charges increased.

Service charges in the third quarter of 2005 included the earnings from several new large lockbox customers. The volume of lockbox items processed increased 400% in March of 2005 compared to February of 2005 as a result of these customers. In the first nine months of 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees from the new lockbox customers and the consolidated returns was approximately $290,000 for the third quarter and $440,000 for the nine months ended September 30, 2005. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in bankcard transaction revenue was the result of both volume increases and rate increases. The increased volume reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The decrease in gains on the sale of real estate loans was due to rising mortgage rates and a saturated refinancing market. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the nine months ended September 30, 2005, 426 loans with principal balances of $61 million were sold compared to 549 loans with a principal balance of $76 million during the same period in 2004. Loans held for sale at September 30, 2005 increased to $4,479,000 from $1,391,000 at December 31, 2004. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. While the loans held for sale have increased from the end of 2004, the refinancing activity remains well behind the level experienced in the first half of 2004. With the saturation of the refinancing market and rising rates, the gains on loans sold activity is expected to stay well below the level experienced in the first half of 2004, which slowed significantly beginning in the third quarter of 2004.

The increase in trust fee income was a result of continued new business development and equity market advances.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2005	2004	2005	2004
Non-interest expense:

Salaries and benefits	$3,317	$2,655	$9,081	$7,785
Occupancy and equipment	982	868	2,910	2,497
Data processing	345	306	1,036	950
Advertising	173	235	442	494
State bank taxes	252	215	756	659
Amortization of intangible assets	162	161	485	484
Other	1,357	1,117	3,787	3,204

Total non-interest expense	$6,588	$5,557	$18,497	$16,073

As illustrated in Table 7, non-interest expense increased to $18,497,000 in the first nine months of 2005 and to $6,588,000 for the third quarter of 2005 from $16,073,000 and $5,557,000 in the same periods of 2004, an increase of $2,424,000 (15%) and $1,031,000 (19%) The largest increase in non-interest expense was in salaries and benefits, which increased $1,296,000 (17%) in the first nine months of 2005 compared to the same period in 2004. The increase in salaries and benefits was the result of annual merit increases, staff additions and rising employee benefit costs. Contributing to the staff additions was the opening of the Bank’s cash management operations center. This operations center was opened to handle the increased lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. The opening of the operations center also contributed to the increase in occupancy and equipment, up $413,000 (17%) from the first nine months of 2004.

INCOME TAX EXPENSE

During the first nine months of 2005, income tax expense increased $18,000 (1%) from $3,622,000 in the first nine months of 2004 to $3,640,000 in the same period of 2005 as a result of higher earnings. The effective tax rate decreased to 32.30% for the first Nine months of 2005 compared to 32.93% for the same period in 2004. Contributing to the decrease in the effective tax rate was a lower estimated statutory tax rate and higher levels of tax-free income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $4,803,000, from $73,664,000 at December 31, 2004 to $78,467,000 at September 30, 2005. In the first nine months of 2005, the Company paid a cash dividend of $.30 per share totaling $1,774,000.

On November 19, 2004, the Company’s Board of Directors authorized the extension of the share repurchase program it previously approved in September of 2003. This repurchase program, which will now expire on December 31, 2005, authorized the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 118,500 of the 200,000 shares authorized for repurchase have been repurchased. Any repurchases will be funded, as needed, by dividends from the Bank.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The FRB and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2005, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $5.1 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2005, the Bank’s leverage and total risk-based ratios were 9.41% and 10.61% respectively, which exceed the well-capitalized thresholds.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On February 16, 2005, the Bank entered into an agreement to lease space for its cash management operation center. The lease has a term of five years with an annual cost which increases on an annual basis from $79,000 for the first year to $89,000 by the fifth year.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University will grant to the Bank the naming rights for the new Northern Kentucky University Arena to be constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore the Bank will pay the lesser of 10% of the total construction cost of the Arena or $6,000,000, such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena.

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2004. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2004.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

Statement of Financial Accounting Standards 123, Revised, requires companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to the Company beginning January 1, 2006. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $433,000, $393,000 and $280,000 during 2006, 2007 and 2008. There will be no significant effect on financial position as total equity will not change.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2005, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

The Bank of Kentucky Financial Corporation

PART II

Item 1. Legal Proceedings

From time to time, the Company and the Bank are involved in litigation incidental to the conduct of business, but neither the Company nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on the Company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended September 30, 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
July 1-31, 2005	0	$0	113,500	86,500
August 1-31, 2005	0	$0	113,500	86,500
September 1-30, 2005	5,000	$25.75	118,500	81,500

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in September of 2003, as thereby extended by the board of directors on November 19, 2004. This repurchase program, which will expire on December 31, 2005, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 118,500 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

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

The Bank of Kentucky Financial Corporation

Date: November 7, 2005	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: November 7, 2005	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary