Form 10-K
period 2005-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2006-03-10
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2005

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

Common Stock, no par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer   ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2005 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $83,900,000.

At March 1, 2006 there were 5,860,054 shares of the registrant’s Common Stock issued and outstanding.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2005		2004		2003		2002		2001
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$295,326	40.4%	$290,684	40.3%	$249,683	37.8%	$216,579	35.6%	$126,161	30.6%
One- to four-family residential real estate loans	183,644	25.1	188,140	26.1	175,492	26.5	176,546	29.1	136,194	33.1
Commercial loans	136,693	18.7	130,760	18.2	130,022	19.7	119,446	19.7	81,051	19.7
Consumer loans	20,046	2.7	20,606	2.9	19,367	2.9	19,258	3.2	14,959	3.6
Construction and land development loans	89,847	12.3	84,690	11.8	82,356	12.5	72,522	11.9	52,184	12.7
Municipal obligations	6,171	0.8	5,074	0.7	4,183	0.6	3,013	0.5	1,443	0.3

Total loans	$731,727	100.0%	$719,954	100.0%	$661,103	100.0%	$607,364	100.0%	$411,992	100.0%

Less:
Deferred loan fees	668		797		661		549		520
Allowance for loan losses	7,581		7,214		6,855		6,408		4,244

Net loans	$723,478		$711,943		$653,587		$600,407		$407,228

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2005, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2005:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial loans	$80,179	$55,728	$786	$136,693
Construction and land development loans	89,847	—	—	89,847

Total	$170,026	$55,728	$786	$226,540

Interest sensitivity:
With fixed rates		$19,752	$74
With variable rates		35,976	712

Total		$55,728	$786

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans generally have terms to maturity of between 10 and 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one, three or five years based upon the interest rates of the applicable one- three or five year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

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

At December 31, 2005, the Bank had a total of $295 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the Northern Kentucky metropolitan area. Such loans comprised approximately 40% of the Bank’s total loans at such date, $3,063,000 of which were nonperforming.

One-to Four-Family Residential Real Estate Loans. The Bank originates permanent conventional loans secured by first mortgages on one-to four-family residences, primarily single-family residences, located in the Northern Kentucky area. The Bank also originates a limited amount of loans for the construction of one-to four-family residences and home equity loans secured by second mortgages on one-to four-family residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any. The Bank does not originate mortgage loans insured by the Federal Housing Administration or guaranteed by the Veterans Administration.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $184 million at December 31, 2005, and represented 25% of total loans at such date. At December 31, 2005, the Bank had $1,320,000 of non-performing loans of this type.

Loans held for sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2005 these loans totaled $1,609,000.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout Northern Kentucky and the metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2005, the Bank had $137 million, or 19% of total loans, invested in commercial loans, $3,514,000 of which was non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2005, the Bank had $20 million, or 3% of total loans, invested in consumer loans, $93,000 of which was non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2005, a total of $90 million, or approximately 12% of the Bank’s total loans, consisted of construction and land development loans, $1,055,000 of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2005, the Bank had $6 million, or 0.8% of total loans, invested in municipal obligation loans, none of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee for approval or rejection. If, however, the loan relationship is in excess of $1.50 million, the loan will be submitted to the Bank’s Executive Committee for approval or rejection.

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

The aggregate amounts of the Bank’s classified assets at December 31, 2005, were as follows:

(In thousands)
Substandard (risk rating 7)	$9,524
Doubtful (risk rating 8)	4,160
Loss (risk rating 9)	0

Total classified assets	$13,684

The following table reflects the amount of loans in delinquent status as of December 31, 2005:

(In thousands)
Loans delinquent
30 to 59 days	$6,120
60 to 89 days	1,808
90 or more days	2,349

Total delinquent loans	$10,277

Ratio of total delinquent loans to total loans	1.41%

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2005, the Bank had designated $8.9 million as impaired loans. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate:
Nonresidential	$2,996	$1,319	$489	$0	$427
Residential	95	941	181	318	329
Construction	941	217	174	248	0
Commercial	2,664	1,010	622	365	198
Consumer and other	0	0	0	0	0

Total	6,696	3,487	1,466	931	954

Accruing loans which are contractually past due 90 days or more:
Real estate:
Nonresidential	$67	$361	$800	$358	0
Residential	1,225	1,115	843	2,292	2,114
Construction	114	0	0	324	0
Commercial	850	113	310	158	44
Consumer and other loans	93	69	54	109	41

Total	2,349	1,658	2,007	3,241	2,199

Total of non-accrual and 90 days past due loans	$9,045	$5,145	$3,473	$4,172	$3,153

Percentage of total loans	1.24%	.72%	.53%	.69%	.77%

Other nonperforming assets(2)	$5,063	$1,434	$1,239	$1,754	$292

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan.

(2)	Consists of real estate acquired through foreclosure, which is carried at the lower of cost (fair value at disclosure) or fair value less estimated selling expenses.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2005, the Bank’s allowance for loan losses totaled $7.6 million.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Year ended at December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance of allowance at beginning of period	$7,214	$6,855	$6,408	$4,244	$3,806
Recoveries of loans previously charged off:
Commercial loans	67	8	5	10	49
Consumer loans	11	2	26	9	10
Mortgage loans	0	0	1	6	2

Total recoveries	78	10	32	25	61

Loans charged off:
Commercial loans	1,127	936	335	152	242
Consumer loans	277	360	226	211	69
Mortgage loans	132	30	114	115	93

Total charge-offs	1,536	1,326	675	478	404

Net charge-offs	(1,458)	(1,316)	(643)	(453)	(343)
Provision for loan losses	1,825	1,675	1,090	1,235	781
Merger adjustment	0	0	0	1,382	0

Balance of allowance at end of period	$7,581	$7,214	$6,855	$6,408	$4,244

Net charge-offs to average loans outstanding for period	.20%	.19%	.10%	.10%	.09%

Allowance at end of period to loans at end of period	1.04%	1.00%	1.04%	1.06%	1.02%

Allowance to nonperforming loans at end of period	83.81%	140.21%	197.38%	153.60%	134.60%

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Loan type
Commercial	$3,827	$3,537	$3,369	$3,139	$2,099
Real estate	2,571	2,528	2,499	2,433	1,556
Consumer, CRA and credit cards	1,183	1,149	987	836	589

Total allowance for loan losses	$7,581	$7,214	$6,855	$6,408	$4,244

The Bank increased its allowance for loan losses from $7.2 million at December 31, 2004, to $7.6 million at December 31, 2005, due primarily to a higher level of losses and higher balance of loans. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2005		2004		2003
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

U.S. Government agency obligations	0	0	0	0	1,500	1,523
Municipal and other obligations	14,823	14,551	12,062	12,129	13,611	13,793

Total held-to-maturity securities	$14,823	$14,551	$12,062	$12,129	$15,111	$15,316

Available-for-sale securities:

U.S. Government agency obligations	78,931	78,147	50,903	50,749	42,717	42,924
Corporate obligations	1,405	1,405	1,455	1,455	1,500	1,500

Total available-for-sale securities	$80,336	$79,552	$52,358	$52,204	$44,217	$44,424

The following table sets forth the carrying value of the Bank’s securities portfolio at December 31, 2005 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one And within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	1,138	4.44%	8,580	4.50%	5,105	4.60%	0	0.00%	14,823	4.53%

Available for sale:
Corporate obligations	1,405	4.07%	0	0.00%	0	0.00%	0	0.00%	1,405	4.07%
U.S. Government agency obligations	37,948	3.78%	35,235	3.69%	4,393	4.16%	571	6.02%	78,147	3.78%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2005 the Bank had $4.2 million in retail repurchase agreements.

The Bank has a mortgage payable that is secured by a parcel of real estate owned by the Bank (the “Mortgage Loan”). The Mortgage Loan has an interest rate of 9.00%, monthly payments of $2,762 and a balance of $21,000 at December 31, 2005, and $51,000 at December 31, 2004. The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank had $9 million in deposits from outside its market area as of December 31, 2005.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2005:

Maturity	At December 31, 2005
(In thousands)
Three months or less	$18,051
Over 3 months to 6 months	15,157
Over 6 months to 12 months	29,290
Over 12 months	42,871

Total	$105,369

Short-Term Borrowings. In addition to repurchase agreements the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2005, 2004 and 2003, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2005	2004	2003
	(Dollars in thousands)
Maximum balance at any month-end during the period	$39,656	$31,013	$8,347
Average balance	9,632	15,985	5,510
Weighted average interest rate	2.97%	1.78%	1.41%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2005	2004	2003
Short-term borrowings outstanding	$4,225	$9,161	$8,347
Weighted average interest rate	3.21%	1.78%	1.32%

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

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2005, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or repricing of the Bank’s liabilities exceed the contractual terms to maturity or repricing of the Bank’s earning assets in twelve month period by $25.4 million. While this table based on contractual terms shows a negative “gap”, the Bank’s interest rate model which incorporates assumptions based on historical behavior shows a positive “gap” of $89.5 million. The difference is a result of the Bank’s interest rate model assumption that the balances in NOW and Savings accounts react within a two-year timeframe to market rate changes, rather than repricing immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and Savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

	Within 3 Months	4 - 12 Months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$30,658	$0	$0	$0	$30,658
Interest bearing deposits with banks	100	0	0	0	100
Securities	35,110	9,664	43,815	10,069	98,658
Loans receivable (1)	367,587	106,433	250,561	4,641	729,222

Total interest-earning assets	433,455	116,097	294,376	14,710	858,638

Interest-bearing liabilities:
Savings deposits	39,476	0	0	0	39,476
Money market deposit accounts	101,808	0	0	0	101,808
NOW accounts	242,864	0	0	0	242,864
Certificates of deposit	32,984	118,998	115,519	669	268,170
IRA’s	3,359	14,233	25,580	0	43,172
Federal funds purchased	0	0	0	0	0
Repurchase agreements	4,225	0	0	0	4,225
Notes payable	17,005	16	10,317	6,953	34,291

Total interest-bearing liabilities	441,721	133,247	151,416	7,622	734,006

Interest-earning assets less Interest-bearing liabilities	$(8,266)	$(17,150)	$142,960	$7,088	$124,632

Cumulative interest-rate sensitivity gap	$(8,266)	$(25,416)	$117,544	$124,632

Cumulative interest-rate gap as a Percentage of total interest earning assets	(.96)%	(2.96)%	13.69%	14.52%

(1)	Excludes overdrawn accounts reflected as loans.

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

Employees

As of December 31, 2005, the Bank had 236 full-time employees and 64 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation of BKFC

BKFC is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, BKFC is required to file periodic reports with, and is subject to regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether BKFC is operating in accordance with various regulatory requirements and in a safe and sound manner. The FRB may initiate enforcement proceedings against BKFC for violations of laws or regulations or for engaging in unsafe and unsound practices, particularly if such conduct could or does adversely impact the Bank. BKFC is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the Securities and Exchange Commission (“SEC”).

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

It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. The FRB could require BKFC to provide such support at times when BKFC lacks the resources to do so. See “Regulatory Capital Requirements” and “Dividend Restrictions” regarding minimum capital levels to which BKFC will be subject and regulatory limits on BKFC’s ability to pay dividends to stockholders. As a bank holding company, BKFC must notify the FRB if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC’s net worth.

Regulation of the Bank

The Bank is a Kentucky-chartered bank with Federal Deposit Insurance Corporation (“FDIC”) deposit insurance. The Bank is subject to numerous federal and state statutes and regulations regarding the conduct of its business, including, among other things, maintenance of reserves against deposits; capital adequacy; restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon; restrictions on the terms of loans to officers, directors, large shareholders and their affiliates; restrictions relating to investments and other activities; and requirements regarding mergers and branching activities.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2005, the maximum the Bank could lend to any one borrower generally equaled $10.7 million and equaled $16.1 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

Generally, the Bank’s permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including the Bank, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

Regulatory Capital Requirements

The FRB has adopted risk-based capital guidelines for bank holding companies. Such companies must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Risk-Based Ratio”) of 8%. At least half of the minimum-required total capital of 8% is to be composed of Tier 1 Capital, which consists of common shareholders’ equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Risk-Based Ratio”). The remainder of total capital may consist of subordinated and qualifying convertible debt, other preferred stock and a limited amount of loan and lease loss allowances.

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

The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2005:

	At December 31, 2005
	BKFC		The Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$85,153	9.79%	$84,069	9.68%
Requirement	34,784	4.00	34,731	4.00

Excess	$50,369	5.79%	$49,338	5.68%

Total risk-based	$92,734	10.66%	$91,650	10.56%
Requirement	69,568	8.00	69,463	8.00

Excess	$23,166	2.66%	$22,187	2.56%

Leverage ratio	$85,153	9.21%	$84,069	9.10%
Requirement	36,984	4.00	36,943	4.00

Excess	$48,169	5.21%	$47,126	5.10%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank’s capital levels at December 31, 2005, meet the standards for the highest level, a “well-capitalized” institution.

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

Dividend Restrictions

The ability of BKFC to pay cash dividends to its stockholders depends on the amount of dividends that may be declared and paid by the Bank and on BKFC’s $10 million borrowing line of credit, which currently has $0 outstanding. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies.

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

At December 31, 2005, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount equal to $4.8 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review. In 2005, BKFC paid a cash dividend of $0.30 per share totaling $1,772,000.

FDIC Deposit Insurance and Assessments

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The FDIC administers two separate insurance funds, the BIF for commercial banks and state savings banks and the SAIF for savings associations and SAIF deposits acquired by banks (The FDIC has announced that it intends to merge the BIF and SAIF insurance funds). The FDIC is required to maintain designated levels of reserves in each fund.

The deposits of Burnett and FTSB obtained by the Bank in the mergers, which at September 30, 2005 was $141 million, including the attributed growth factor, remain insured by the SAIF. The Bank is a member of the BIF, and, at September 30, 2005, it had $603 million in deposits insured in the BIF.

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

FRB Reserve Requirements

FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $48.3 million of such accounts (subject to an exemption of up to $7.0 million), and of 10% of net transaction accounts in excess of $48.3 million. At December 31, 2005, the Bank was in compliance with this reserve requirement.

Acquisitions of Control

Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consist of two components, the first is the membership component which is equal to .15% of the Bank’s total assets, the second is an activity component that is equal to 2%-4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4,282,900 at December 31, 2005. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

BKFC. Kentucky corporations, such as BKFC, are subject to the Kentucky corporation income tax and the Kentucky corporation license (franchise) tax. The income tax is imposed based on the following rates: 4% of the first $50,000 of taxable net income allocated or apportioned to Kentucky; 5% of the next $50,000; 7% of taxable net income over $100,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

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

Available Information

BKFC maintains an Internet web site at the following internet address: http://www.bankofky.com. BKFC makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that BKFC files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s website, www.sec.gov. BKFC will provide a copy of any of the foregoing documents to stockholders upon request.

Item 1A. Risk Factors

An investment in the common stock of BKFC is subject to certain risks inherent in the business of BKFC and the Bank. The material risks and uncertainties that management believes affect BKFC and the Bank are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference into this Form 10-K. The risks and uncertainties described below are not the only ones facing BKFC or the Bank. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the business operations of BKFC or the Bank. This Form 10-K is qualified in its entirety by these risk factors.

If any of the following risks occur, the financial condition and results of operations of BKFC or the Bank could be materially and adversely affected. If this were to happen, the value of BKFC’s common stock could decline significantly.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to BKFC and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Our Success Depends Upon the General Economic Conditions in the Areas in Which We Operate.

Our success depends upon the general economic conditions of the specific local markets in which we operate. Our operations are concentrated in the northern Kentucky area. As a result, local economic conditions in this area have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of the Bank’s deposit funding sources. A significant decline in general economic conditions could increase loan delinquencies, increase problem assets and foreclosure, increase claims and lawsuits, decrease the demand for the Bank’s products and services, or decrease the value of collateral for loans, especially real estate, in turn reducing customers’ borrowing power and the value of assets associated with problem loans and collateral coverage, thereby having a material adverse effect on our financial condition and results of operations.

We are Subject to Intense Competition with Other Financial Institutions That Could Adversely Affect Our Business.

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

Due to the Bank’s size relative to the many other financial institutions in its market area, management believes that the Bank does not have a substantial share of the deposit and loan markets. The size of financial institutions competing with the Bank is likely to increase as a result of changes in statutes and regulations eliminating various restrictions on interstate and inter-industry branching and acquisitions. Such increased competition may have a material adverse effect on our financial condition and results of operations.

Any Changes in Our Accounting Policies and Estimates Could Adversely Affect Our Business.

Our management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates. Actual outcomes may be materially different from amounts previously estimated. Management has identified the accounting policy related to the allowance for loan losses as critical to the understanding of BKFC’s results of operations. See “Item 1 – Allowance for Loan Losses” and “Item 7 – Critical Accounting Policies” for additional discussion regarding these critical accounting policies. Because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations.

We are Subject to Interest Rate Risk.

The Bank’s financial condition and results of operations are significantly affected by changes in interest rates. The Bank’s earnings depend primarily upon its net interest income, which is the difference between its interest income earned on its interest-earning assets, such as mortgage loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Management cannot predict or control changes in interest rates, which are highly sensitive to many factors that are beyond our control, including general economic conditions and the policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board.

Although the Bank has implemented an asset and liability management strategy designed to maintain a reasonable degree of interest rate sensitivity (as more fully described in “Item 1 – Asset/Liability Management”), at any given time the Bank’s assets and liabilities will likely be affected differently by a given change in interest rates, principally because asset and liability re-pricing do not coincide. Changes in interest rates may also affect the level of voluntary prepayments on the Bank’s loans and the level of financing or refinancing by customers. While management and the Board of Directors of the Bank intend to continue to implement our asset and liability management strategy and monitor interest rate risk, there can be no assurance as to whether such measures will be entirely effective in mitigating the Bank’s exposure to interest rate risk.

We are Subject to Intensive Government Regulation and Supervision.

BKFC and the Bank are subject to extensive state and federal regulation, supervision and legislation that govern almost all aspects of the operations of BKFC and the Bank. See “Item 1 – “Regulation of BKFC” and “Regulation of the Bank” for additional discussion regarding government regulation. Any change in applicable federal or state laws or regulations could have a substantial impact on BKFC and the Bank. While it is not reasonably predictable what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on BKFC and the Bank, these changes could have a material adverse effect on our financial condition and results of operations, and could also adversely affect the market value of our common stock.

We are Required to Meet Various Capital Adequacy Guidelines.

BKFC and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Department. If BKFC or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise the status of BKFC as a banking holding company. See “Item 1 – Regulatory Capital Requirements” for detailed capital guidelines for bank holding companies and banks.

Our Internal Controls May be Ineffective.

We regularly review and update our internal controls, disclosure controls and procedures and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of our controls or procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on our business, results of operations or financial conditions.

BKFC is a Bank Holding Company, and its Sources of Funds are Limited.

BKFC is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of BKFC is derived primarily, from dividends paid by the Bank. As a result, BKFC’s ability to receive dividends or loans from its subsidiaries is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The FRB and/or the FDIC prohibit a dividend payment by BKFC or the Bank that would constitute an unsafe or unsound practice. See “Item 1 – Dividend Restrictions.”

The inability of the Bank to generate profits and pay such dividends to BKFC, or regulator restrictions on the payment of such dividends to BKFC even if earned, would have an adverse effect on the financial condition and results of operations of BKFC and BKFC’s ability to pay dividends to its shareholders.

In addition, since BKFC is a legal entity separate and distinct from the Bank, its right to participate in the distribution of assets of the Bank upon the Bank’s liquidation, reorganization or otherwise will be subject to the prior claims of the Bank’s creditors, which will generally take priority over the Bank’s shareholders.

Our Success Depends Upon Attracting and Retaining Senior Management.

BKFC’s success depends to a great extent on its ability to attract and retain members of senior management. The unexpected loss of a member of senior management could have a material adverse impact on BKFC’s business and its operations. In addition, BKFC’s future performance depends on its ability to attract and retain key personnel and skilled employees, particularly at the senior management level.

Our Stock Price Can Be Volatile.

Our stock price can fluctuate widely in response to a variety of factors. Factors include actual or anticipated variations in our quarterly operating results, recommendations by securities analysts, operating and stock price performance of other companies, news reports, results of litigation and other factors, including those described in this “Risk Factors” section. Our common stock also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of our stock. In addition, a low average trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

An Investment in Our Common Stock is Not an Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, or any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K, and is subject to the same market forces that may affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

BKFC maintains its principal executive offices at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, which is owned by BKFC. Of the 27 branch locations operated by the Bank, 13 are owned and 14 are leased. Certain of these leases are with affiliates and affiliated entities. The Bank also leases space for its cash management operations center.

No one facility is material to BKFC. Management believes that the facilities are generally in good condition and suitable for its banking operations. However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Item 3. Legal Proceedings

From time to time, BKFC and the Bank are involved in litigation incidental to the conduct of its business, but neither BKFC nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on BKFC.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of BKFC during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5. Market for Registrant’s, Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

BKFC’s common stock is quoted on the OTC Bulletin Board under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2005	High	Low
First Quarter	$26.45	$25.50
Second Quarter	26.00	25.75
Third Quarter	26.50	25.75
Fourth Quarter	26.25	25.75

Fiscal Year 2004	High	Low
First Quarter	$30.50	$30.00
Second Quarter	30.30	28.75
Third Quarter	29.25	26.00
Fourth Quarter	26.85	25.75

There were 5,884,079 shares of common stock of BKFC outstanding on December 31, 2005, which were held of record by 1,012 shareholders. The Board of Directors declared cash dividends of $.11 per share in March 2004, and $.12 per share in September 2004, and $.14 per share in March 2005, and $.16 per share in September 2005.

The following table shows information relating to the repurchase of shares by the Company during the fourth quarter of 2005:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
October 1-31, 2005	0	$0	118,500	81,500
November 1-30, 2005	5,700	$26.00	124,200	75,800
December 1-31, 2005	11,000	$26.00	135,200	64,800

(1)	The Company maintained a share repurchase program that was approved by the Company’s board of directors in June of 2003, as thereby extended by the board of directors on November 19, 2004. This repurchase program, which expired on December 31, 2005, authorized the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 135,200 of the 200,000 shares authorized for repurchase have been repurchased. The Company did not terminate any plan prior to its expiration date.

In December of 2005 the Company’s Board of Directors approved a new share repurchase program, which authorizes the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time over the next twelve months, beginning January 1, 2006 and expiring December 31, 2006.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2005. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands Except Per Share Amounts)	For Year Ended December 31st
	2005	2004	2003	2002	2001
Earnings:
Total Interest Income	$50,755	$41,591	$39,369	$33,959	$36,083
Total Interest Expense	18,132	11,598	12,690	12,120	17,415

Net Interest Income	32,623	29,993	26,679	21,839	18,668
Provision for Loan Losses	1,825	1,675	1,090	1,235	781
Noninterest Income	9,085	8,271	8,940	5,515	4,346
Noninterest Expense	25,161	21,602	20,484	13,583	11,854

Income Before Income Taxes	14,722	14,987	14,045	12,536	10,379
Federal Income Taxes	4,595	4,929	4,686	4,085	3,310

Net Income	$10,127	$10,058	$9,359	$8,451	$7,069

Per Common Share Data:
Basic Earnings	$1.71	$1.69	$1.57	$1.42	$1.16
Diluted Earnings	1.70	1.68	1.55	1.41	1.15
Dividends Paid	0.30	0.23	0.17	0.13	0.10
Balances at December 31:
Total Investment Securities	$94,375	$64,266	$59,535	$59,464	$52,298
Total Loans	731,059	719,157	660,442	606,815	411,472
Allowance for Loan Losses	7,581	7,214	6,855	6,408	4,244
Total Assets	957,338	878,129	815,976	779,606	507,262
Noninterest Bearing Deposits	135,620	121,454	106,451	91,787	55,763
Interest Bearing Deposits	695,490	631,346	592,276	575,559	360,420
Total Deposits	831,110	752,800	698,727	667,346	416,183
Notes payable	34,291	37,573	37,850	43,125	9,449
Total Shareholders’ Equity	80,447	73,664	66,689	58,423	51,521
Other Statistical Information:
Return on Average Assets	1.14%	1.21%	1.19%	1.52%	1.48%
Return on Average Equity	13.11%	14.39%	14.84%	15.35%	14.05%
Dividend Payout Ratio	17.54%	13.61%	10.83%	9.15%	8.62%
Capital Ratios at December 31:
Total Equity to Total Assets	8.40%	8.39%	8.17%	7.50%	10.16%
Average Equity to Average Assets	8.67%	8.38%	8.04%	9.93%	10.50%
Tier 1 Leverage Ratio	9.21%	9.08%	8.87%	9.57%	10.46%
Tier 1 Capital to Risk-Weighted Assets	9.79%	9.50%	9.60%	9.40%	10.46%
Total Risk-Based Capital to Risk-Weighted Assets	10.66%	10.38%	10.54%	10.39%	12.12%
Loan Quality Ratios at December 31:
Allowance for Loan Losses
To Total Loans	1.04%	1.00%	1.04%	1.06%	1.02%
Allowance for Loan Losses
To Nonperforming Loans	83.81%	140.21%	197.38%	153.60%	134.60%
Net Charge-Offs to Average Net Loans	0.20%	0.19%	0.10%	0.10%	0.09%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

And the Results of Operations

December 31, 2005

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements by the Corporation relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; governmental legislation and regulation, including changes in accounting regulation or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s clients; and other risks identified from time-to-time in the Corporation’s other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Corporation’s annual report on Form 10-K. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

MANAGEMENT OVERVIEW

The business of The Bank of Kentucky Financial Corporation (“BKFC” or the “Corporation”) consists of holding and administering its interest in The Bank of Kentucky, Inc. (the “Bank”). The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, and Grant Counties in Northern Kentucky. The majority of the Corporation’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of the Bank’s loans.

The Corporation produced record earnings of $10,127,000 in 2005, which was a slight increase of $69,000 or 1% over 2004. The financial results of the Corporation for 2005 were affected primarily by two factors. Growth in the balance sheet and higher levels of earning assets, drove net interest income up $2,630,000, or 9%, for the year, while the investments the Bank made in infrastructure contributed to the increase in expenses of $3,559,000 or 16% over 2004. A third factor affecting the financial results of 2005 was a $617,000 increase in service charges, which helped non-interest income grow 10% from 2004.

The driving force for the growth in the Corporation’s balance sheet in 2005 was deposit growth, which increased $78,310,000, or 10% from 2004. This deposit growth funded the increases in loans of 2%, securities of 47%, and allowed for an investment in federal funds sold of

$30,658,000. The Corporation’s net interest margin, on a tax equivalent basis, increased 3 basis points to 4.06% in 2005. Contributing to the improvement in the net interest margin was lower cash reserve requirements, which were invested in earning assets, and the growth in demand deposit balances. While the net interest margin increased in 2005, it was negatively impacted by the mix of assets added, and the higher level of nonperforming assets. Of the additional $61,130,000 of average earning assets added in 2005, $34,729,000 consisted of higher yielding loans and $26,401,000 consisted of lower yielding overnight investments and securities. This was particularly evident in the fourth quarter of 2005, when net interest income growth slowed to 4% and the net interest margin fell 23 basis points from 2004. Non-performing assets grew $7,529,000 or 114% from $6,579,000 at the end of 2004 to $14,108,000 at the end of 2005, as a result of two borrowers adding a total of $7,986,000 in non-performing loans and other real estate property. The non-performing assets at year-end 2005 consisted of $9,045,000 in non-performing loans and $5,063,000 in other real estate owned.

The Bank made significant investments in staff and equipment in 2005 to take advantage of new revenue sources, to strengthen the Bank and to meet growing challenges in the regulatory environment. The largest investment made in 2005 was the opening of Bank’s cash management operations center in February of 2005. This center was opened to increase the Bank’s capacity in existing lines of business and to offer new cash management products. The investment in this center included over $700,000 in new equipment and software, 8,750 square feet of office space and 25 additional employees. This investment contributed to the strong growth in service charge revenue, which was up 17% from 2004. This revenue stream is expected to continue to grow in 2006. Other investments of additional employees in 2005, were made in the information technology area, credit, commercial and consumer lending, auditing and accounting.

Increased impaired loans and higher credit losses in 2005 drove the provision for loan losses to an increase of $150,000 or 9% from 2004. Net charge offs for 2005 were $1,458,000 or .20% of average loans compared to the $1,316,000 or .19% in 2004.

The following sections provide more detail on subjects presented in the overview.

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

Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans are not individually risk graded. Rather, a range of historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year.

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and internal review by the credit department.

Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

FINANCIAL CONDITION

Total assets at December 31, 2005 were $957,338,000 compared to $878,129,000 at December 31, 2004, an increase of $79,209,000 (9%). Driving the Corporation’s balance sheet growth was an increase of $78,310,000 (10%) in total Bank deposits to $831,110,000 at December 31, 2005, compared to $752,800,000 at December 31, 2004. Contributing to the growth in deposits were increases in certificates of deposits and individual retirement accounts (up $49,011,000 or 19%), money market accounts (up $14,930,000 or 17%) and demand deposit accounts (up $14,159,000 or 12%). The growth in certificates of deposits and individual retirement accounts benefited from the rising rate environment as the yields on these accounts increased significantly from the historic low yields of the preceding years. Growth in money market accounts benefited from the growth in the Bank’s Money Market Plus account and the Money Market Index account. The largest other funding source for asset growth was shareholders’ equity, which increased $6,783,000 (9%) to $80,447,000 at December 31, 2005, compared to $73,664,000 at December 31, 2004. The growth in deposits and shareholders equity was offset by other borrowings, which decreased $8,218,000 to $38,516,000 at December 31,2005 compared to $46,734,000 at December 31, 2004.

On the asset side of the Bank’s balance sheet, growth came from federal funds sold (up $30,658,000 or 100%), securities (up $30,109,000 or 47%) and loans (up $11,535,000 or 2%). Contributing to the growth in the loan portfolio were increases in the commercial and commercial real estate loan portfolios (up $10,575,000 or 3%). Contributing to the growth in the securities portfolio was $26,000,000 invested in the fourth quarter of 2005 in short term discount notes. These notes are a form of short-term investment, which the Bank pledges for collateralization of public fund deposits.

As discussed in the Management Overview section above, the following table illustrates the change in the mix of average earning assets in 2005 as compared to 2004. The table shows that loans as a percentage of average earning assets dropped to 80.9% of the average earning assets in 2005, compared to 82.2% in 2004 while short-term investments and securities increased to 9.0% of average earning assets in 2005 compared to 6.5% in 2004. These changes to the mix of earning assets had a negative effect on net interest income, with lower yielding short-term investments and securities growth outpacing higher yielding loan growth.

Table 1 - Average Assets 2005, 2004 and 2003

	2005	As a % of total assets	2004	As a % of total assets	2003	As a % of total assets
Average Assets:
Cash and Due from banks	$34,654	3.9%	$42,364	5.1%	$37,098	4.7%
Short term Investments	13,339	1.5%	2,355.3%		35,480	4.5%
Other interest-earning assets	4,236.5%		4,157.5%		5,757.8%
Securities	67,062	7.5%	51,724	6.2%	48,103	6.1%
Loans (net of allowance for loan losses)	720,528	80.9%	686,016	82.2%	615,814	78.5%
Premises and Equipment	17,163	1.9%	16,589	2.0%	16,394	2.1%
Goodwill and Acquisition intangibles	13,080	1.5%	13,296	1.6%	13,926	1.8%
Cash Surrender Value of life insurance	12,786	1.4%	11,869	1.4%	5,497.7%
Other Assets	8,019.9%		6,283.7%		6,176.8%

Total Average Assets	$890,867	100.0%	$834,653	100.0%	$784,245	100.0%

RESULTS OF OPERATIONS

SUMMARY

Net income was $10,127,000 for the year ended December 31, 2005, compared to $10,058,000 in 2004, an increase of $69,000 (1%). Net income for the year ended December 31, 2004 increased $699,000 (7%) from the $9,359,000 recorded in 2003. Driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities funding earning assets), net interest income increased $2,630,000 or 9% in 2005 which helped offset the $3,559,000 (16%) increase in non-interest expense. Also helping to offset the increase in non-interest expense was non-interest income, which increased $814,000. While deposit growth fueled balance sheet growth, increasing demand deposit accounts and the deposit reclassification process, described in the net interest section below, positively impacted the net free funds. Contributing to the higher expenses in 2005 was the opening of the Bank’s cash management operations center in February of 2005. Revenues from the increased volume of cash management activities and new products contributed to the $617,000 increase in service charges from 2004. The 2004 results reflected a $3,314,000 or 12% increase in the net interest income, which was offset with a $1,643,000 or 56% reduction in gains on loans sold from 2003.

NET INTEREST INCOME

Net interest income grew to $32,623,000 in 2005, an increase of $2,630,000 (9%) over the $29,993,000 earned in 2004. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds, and drove the increase in the net interest margin from 4.03% in 2004 to 4.06% in 2005. As illustrated in Table 3, net interest income was positively impacted by the volume additions, which includes the effect of net free funds, to the balance sheet by $2,440,000 in 2005, and was helped to a smaller degree by the rate variance, which had a $256,000 positive impact on net interest income. While the general increase in short-term interest rates throughout 2005 enhanced loan and security yields, deposit rates increase as well. Also, longer-term rates did not increase at the same levels as short-term rates, somewhat diminishing the positive impact of the increasing rate environment on the Corporation’s net interest margin. As illustrated in Table 2, lower cash reserve requirements and growing demand deposit balances, coupled with rising rates, nearly doubled the contribution of net free funds to the net interest margin, from 22 basis points in 2004 to 39 basis points in 2005.

As allowed by the Federal Reserve Bank, in the first quarter of 2005, the Bank completed a process to reclassify a portion of its transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. The effect of this process was a reduction in the amount of cash (approximately $21,000,000) that the Bank was required to hold with the Federal Reserve Bank. The reduction of cash held in reserve was in full effect by the end of April of 2005. The cash balances reduced at the Federal Reserve Bank as a result of the lower reserve requirement contributed in 2005 to both reduce short-term borrowing and increase short-term investments. At year end 2005, short-term borrowings had decreased $4,936,000 and short-term investments had increased $30,658,000 from year end 2004. The lower cash reserve requirement contributed to the increase in the effect of net free funds from .22% in 2004 to .39% in 2005 that can be seen in Table 2. Rising rates also contribute positively to the effect of net free funds. The lower reserve requirement also contributed to the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improving to 117.28% in 2005 from 113.90% in 2004. This improved interest-earning assets to interest-bearing liabilities ratio was the result of earning assets increasing $61,130,000 or 8% and interest bearing liabilities rising only $33,119,000 or 5%. These results are also illustrated in Table 2

Net interest income grew to $29,993,000 in 2004, an increase of $3,314,000 (12%) over the $26,679,000 earned in 2003. The increase was driven by the growth in loans and an improved mix of earning assets. These balance sheet changes help produce the increase in the net interest margin from 3.79% in 2003 to 4.03% in 2004. As illustrated in Table 3, net interest income was positively impacted by the volume additions and mix improvements to the balance sheet by $3,140,000 in 2004, and was helped to a smaller degree by the rate variance, which had a $137,000 positive impact on net interest income. The Bank’s ratio of interest-earning assets to interest-bearing liabilities was 113.90% for 2004, which was an increase, or improvement, from the 112.60% in 2003.

Table 2 illustrates the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 3 illustrates the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 2 - Average Balance Sheet Rates 2005, 2004 and 2003 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2005			2004			2003
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$727,924	$47,944	6.59%	$693,195	$39,969	5.77%	$622,346	$37,288	5.99%
Securities (2)	67,062	2,436	3.63	51,724	1,686	3.26	48,103	1,826	3.80
Other interest-earning assets	17,575	709	4.03	6,512	204	3.15	41,237	560	1.36

Total interest-earning assets	812,561	51,089	6.29	751,431	41,859	5.57	711,686	39,674	5.57

Non-interest-earning assets	78,306			83,222			72,559

Total assets	$890,867			$834,653			$784,245

Interest-bearing liabilities:
Transaction accounts	360,492	6,780	1.88	346,940	3,153.91		323,837	3,276	1.01
Time deposits	285,305	9,255	3.24	259,072	6,660	2.57	264,056	7,831	2.97
Borrowings	47,028	2,097	4.46	53,694	1,785	3.32	44,148	1,583	3.59

Total interest-bearing liabilities	692,825	18,132	2.62	659,706	11,598	1.76	632,041	12,690	2.01

Non-interest-bearing liabilities	120,780			105,030			89,117

Total liabilities	813,605			764,736			721,158

Shareholders’ equity	77,262			69,917			63,087

Total liabilities and shareholders’ equity	$890,867			$834,653			$784,245

Net interest income		$32,957			$30,261			$26,984

interest rate spread			3.67%			3.81%			3.56%

Net interest margin (net interest income as a percent of average interest-earning assets)			4.06%			4.03%			3.79%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.39%			.22%			.23%

Average interest-earning assets to interest-bearing liabilities	117.28%			113.90%			112.60%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $334,000, $268,000,and $305,000, in 2005, 2004, and 2003 respectively.

Table 3 – Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2005 vs. 2004			2004 vs. 2003
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Loans receivable	$2,077	$5,898	$7,975	$4,125	$(1,444)	$2,681
Securities	541	209	750	131	(271)	(140)
Other interest-earning assets(1)	432	73	505	(713)	357	(356)

Total interest-earning assets	3,050	6,180	9,230	3,543	(1,358)	2,185

Interest expense attributable to:
Transaction accounts	128	3,499	3,627	224	(347)	(123)
Time deposits	724	1,871	2,595	(145)	(1,026)	(1,171)
Borrowings	(242)	554	312	324	(122)	202

Total interest-bearing liabilities	610	5,924	6,534	403	(1,495)	(1,092)

Increase (decrease) in net interest income	$2,440	$256	$2,696	$3,140	$137	$3,277

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,825,000 for the year ended December 31, 2005, compared to $1,675,000 for 2004. The increase of $150,000 (9%) reflected a higher level of losses in the loan portfolio in 2005. For the year ended December 31, 2005, net charge offs were $1,458,000 or .20% of average loan balances compared to 2004 figures of $1,316,000 or .19% of average loan balances. Total non-accrual loans and loans past due 90 days or more were $9,045,000 (1.24% of loans outstanding) at December 31, 2005 compared to $5,145,000 (.72% of loans outstanding) at December 31, 2004. As the non-performing loan balances increased, the ratio of the allowance to nonperforming loans (coverage ratio) decreased from 140% at the end of 2004 to 84% at the end of 2005. The increase in non-performing loans and the decrease in the coverage ratio were the result of two commercial loan relationships, one for $2,400,000, that is collateralized with business assets, was placed on non-accrual status in the third quarter of 2005, and the second for $2,600,000, that is collateralized with commercial real estate, was placed on non-accrual status in the fourth quarter of 2005. Management continues to monitor these relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $14,108,000 at December 31, 2005 and $6,579,000 at December 31, 2004. This represents 1.47% of total assets at December 31, 2005 compared to .75% at December 31, 2004. The largest increases in other real estate owned in 2005 were two pieces of commercial real estate totaling approximately $3,000,000, that were added to other real estate owned as a result of deeds to the Bank in lieu of foreclosure. These properties were part of the same relationship as the $2,400,000 in commercial loans that were added to non-accrual loans.

The provision for loan losses was $1,675,000 for the year ended December 31, 2004, compared to $1,090,000 for 2003. The increase of $585,000 (54%) reflected a higher level of losses in the loan portfolio in 2004. For the year 2004, net charge offs were $1,316,000 or .19% of average loan balances compared to 2003 figures of $643,000 or .10% of average loan balances. Total non-accrual loans and loans past due 90 days or more were $5,145,000 (.72% of loans outstanding) at December 31, 2004 compared to $3,473,000 (.53% of loans outstanding) at December 31, 2003. As the non-performing loan balances increased, the ratio of the allowance to non-performing loans (coverage ratio) decreased from 197% at the end of 2003 to 140% at the end of 2004.

The allowance for loan losses as a percentage of total assets was 1.04% on December 31, 2005, which was up from the 1.00% at December 31, 2004. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the increase in the provision for loan losses is directionally consistent with the increase in losses in the loan portfolio and the higher level of non-performing loans.

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

For additional information on the allowance for loan losses see the critical accounting policies section of this discussion.

Table 4 - Analysis of the allowance for losses for the periods indicated:

	Year ended at December 31,
	2005	2004	2003	2002	2001
	(Dollars in thousands)
Balance of allowance at beginning of period	$7,214	$6,855	$6,408	$4,244	$3,806
Recoveries of loans previously charged off:
Commercial loans	67	8	5	10	49
Consumer loans	11	2	26	9	10
Mortgage loans	0	0	1	6	2

Total recoveries	78	10	32	25	61

Loans charged off:
Commercial loans	1,127	936	335	152	242
Consumer loans	277	360	226	211	69
Mortgage loans	132	30	114	115	93

Total charge-offs	1,536	1,326	675	478	404

Net charge-offs	(1,458)	(1,316)	(643)	(453)	(343)
Provision for loan losses	1,825	1,675	1,090	1,235	781
Merger adjustment	0	0	0	1,382	0

Balance of allowance at end of period	$7,581	$7,214	$6,855	$6,408	$4,244

Net charge-offs to average loans outstanding for period	.20%	.19%	.10%	.10%	.09%

Allowance at end of period to loans at end of period	1.04%	1.00%	1.04%	1.06%	1.02%

Allowance to nonperforming loans at end of period	83.81%	140.21%	197.38%	153.60%	134.60%

NON-INTEREST INCOME

Table 5 - Major Components of non-interest income (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
	2005	2004	2003	2005/2004	2003/2002
Non-interest income:
Service charges and fees	$4,297	$3,680	$3,502	17%	5%
Gain on sale of securities	0	10	0	(100)	100
Gains on sale of real estate loans	965	1,281	2,924	(25)	(56)
Trust fee income	928	779	622	19	25
Bankcard transaction revenue	1,050	812	669	29	21
Company owned life insurance earnings	472	485	224	(3)	116
Other	1,373	1,224	999	12	23

Total non-interest income	$9,085	$8,271	$8,940	10%	(7)%

Total non-interest income increased $814,000 (10%) in 2005 from $8,271,000 in 2004 to $9,085,000 in 2005. Increases for 2005 included service charges and fees (up $617,000, 17%) bankcard transaction revenue (up $238,000, 29%), standby letters of credit fees (up $193,000, 76%), trust fee income (up $149,000, 19%), and were offset by lower gains on the sale of real estate loans (down $316,000, 25%).

Contributing to the increase in service charges was lockbox revenue and fees from the Bank’s consolidated returns product, which offset the effects that rising interest rates had on service charges. Rising interest rates reduce service charges and fees, as the earnings credit rate used to offset service charges increased. Service charges in 2005 included the earnings from several new large lockbox customers. The volume of lockbox items processed increased 400% in March of 2005 compared to February of 2005 as a result of these customers. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees from the new lockbox customers and the consolidated returns were approximately $716,000 in 2005. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The decrease in gains on the sale of real estate loans was a continued slowdown in the refinancing market. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the twelve months ended December 31, 2005, $81,000,000 of loans were sold compared to $94,000,000 sold during the same period in 2004. Loans held for sale at December 31, 2005 increased to $1,609,000 from $1,391,000 at December 31, 2004. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement. The level of the refinancing business is dependent upon rates, and with rates staying relatively flat on fixed rate mortgage loans in 2005, the refinancing slowed appreciably from the preceding years. Likewise, if rates remain stable or rise in 2006, the result will likely be a relatively low level of refinancing in 2006.

The increase in trust fee income was a result of continued new business development and equity market advances. At year-end 2005, total trust assets stood at $269,000,000 compared to $244,000,000 at the end of 2004.

Total non-interest income decreased $669,000 (7%) in 2004 from $8,940,000 in 2003 to $8,271,000 in 2004. The largest decrease in non-interest income for 2004, was in gains on the sale of mortgage loans, which decreased $1,643,000 (56%) in 2004 from $2,924,000 in 2003 to $1,281,000 in 2004. The decrease was due to the slowdown in refinancing activity as a result of rising mortgage rates and a saturated refinancing market. For the twelve months ended December 31, 2004, $94,000,000 of loans were sold compared to $263,000,000 sold during the same period in 2003. Loans held for sale at December 31, 2004 increased to $1,391,000 from $1,017,000 at December 31, 2003.

Service charges and fees on deposit accounts increased by $178,000 (5%) from $3,502,000 in 2003, to $3,680,000 in 2004. Fee increases associated with higher volume of accounts was partially offset by higher earnings credit rates. Earnings credit rates are tied to short-term rates and rose steadily in 2004. The Bank had $10,000 in gains from the sale of investment securities in 2004 versus $0 in 2003. Trust fee income increased $157,000 (25%) in 2004 compared to

2003 as a result of business development efforts and market value increases. As of December 31, 2004, total trust assets stood at $244,000,000 compared to $197,000,000 at the end of 2003. Bankcard transactions, which are the fees received from vendors when the Bank’s debit cards and credit cards are used, increased by $143,000 (21%) from $669,000 in 2003 to $812,000 in 2004, reflecting the added cards and increased volume. The growth in the bankcard transactions fees from 2003 levels were slowed somewhat as a result of an industry wide legal settlement which effectively reduced the fee percentage that Banks may receive from customers using the bank’s debit and credit cards in mid-year of 2003.

NON-INTEREST EXPENSE

Table 6 - Major Components of non-interest expense (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
	2005	2004	2003	2005/2004	2004/2003
Non-interest expense:
Salaries and employee benefits	$12,228	$10,386	$9,445	18%	10%
Occupancy and equipment	3,881	3,357	3,387	16	(1)
Data processing	1,393	1,278	1,278	9	0
Advertising	618	630	525	(2)	20
ATM processing fees	674	572	845	18	(32)
Outside service fees	828	734	644	13	14
State bank taxes	1,007	870	763	16	14
Amortization of intangible assets	646	645	645	0	0
Other	3,886	3,130	2,952	24	6

Total non-interest expense	$25,161	$21,602	$20,484	16%	5%

Non-interest expense increased $3,559,000 (16%) to $25,161,000 for 2005, compared to $21,602,000 in 2004. The largest increases in non-interest expense were in salaries and benefits and occupancy and equipment, which increased $1,842,000 (18%) and $524,000(16%) respectively in 2005 compared to the same period in 2004. The Bank made significant investments in staff and equipment in 2005 to take advantage of new revenue sources, to strengthen the Bank and to meet growing challenges in the regulatory environment. The largest investment made in 2005 was the opening of Bank’s cash management operations center in February of 2005. This center was opened to increase the Bank’s capacity in existing lines of business and to offer new cash management products. The investment in this center included over $700,000 in new equipment and software, 8,750 square feet of office space and 25 additional employees. Other areas where additional staff was added included commercial and consumer lending, credit review, information technology, human resources, audit and accounting. Other expenses in 2005 also included for the first time a $143,000 expense for the Bank’s investment in a low-income housing project. This before tax expense was offset with the reduction of Federal income tax expense resulting from recognition of a $133,000 low-income housing tax credit.

Non-interest expense increased $1,118,000 (5%) to $21,602,000 for 2004, compared to $20,484,000 in 2003. The largest increase in non-interest expense was in salaries and benefits, which increased $941,000 (10%) in 2004 compared to the same period in 2003. The increase in salaries and benefits was the result of annual merit increases, staff additions and added employee benefit plans related to the investments in Company owned life insurance policies. Contributing to the decreases in occupancy and equipment, $30,000 (1%), and the flat data processing expense in 2004, was the elimination of certain conversion expenses and temporary redundancies in 2003 associated with the PBNK transaction of 2002. The $273,000 (32%) reduction in ATM processing fees was the result of a change in the processor for the Bank’s debit cards and ATM machines.

TAX EXPENSE

Federal income tax expense decreased $334,000 (7%) to $4,595,000 for 2005 compared to $4,929,000 for 2004, due to a $133,000 low-income housing tax credit and a lower effective tax rate. The effective tax rate was 31.2% for 2005, which was a decrease of 1.7% from 32.9% in 2003. In addition to the low income tax credit, higher level of tax free income contributed to the decrease in the effective rate.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 7 presents, as of December 31, 2005, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contacts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient plus the unamortized premium on the FHLB advances.

Table 7 - Contractual obligations (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
FHLB advances	$16,460	—	—	$10,000	$6,460
Subordinated debentures	17,526	—	—	—	17,526
Other notes payable	305	34	30	37	204
Northern Kentucky University arena naming rights	6,000	—	6,000	—	—
Lease commitments	3,992	788	1,226	857	1,121

Total	$44,283	$822	$7,256	$10,894	$25,311

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Corporation’s consolidated balance sheets. Table 8 presents, as of December 31, 2005, the Bank’s significant off-balance sheet commitments.

Lease commitments represent the total minimum lease payments under noncancelable leases.

Table 8 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Unused lines of credit and loan commitments	$212,588	$132,825	$19,807	$12,771	$47,185
Standby letters of credit	64,453	30,280	16,179	12,317	5,677
FHLB letters of credit	86,300	86,300	—	—	—

Unused lines of credit and loan commitments assure a borrower of financing for a specified period of time at a specified rate. The risk to the Bank under such commitments is limited to the terms of the contracts. For example, the Bank may not be obligated to advance funds if the customer’s financial condition deteriorates or if the customer fails to meet specific covenants. An approved, but unfunded, loan commitment represents a potential credit risk once the funds are advanced to the customer. The unused lines of credit and loan commitments also represent a future cash requirement, but this cash requirement will be limited since many commitments are expected to expire or only be used partially.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of funds to meet deposit withdrawals, fund loan commitments and pay expenses. BKFC will need to have funds available to meet its quarterly payment obligations under the subordinated debentures. The source of the funds for BKFC’s debt obligations is dependent on the Bank and BKFC’s line of credit. During 2005, the Bank funded its loan growth with growth in deposits and equity. At December 31, 2005, the Bank’s customers have available $240,771,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $36,270,000. Historically, many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. In addition BKFC has a $10,000,000 line of credit with U.S Bank that had $0 outstanding at December 31, 2005. Further, the Bank has $79,552,000 of securities designated as available-for-sale and an additional $1,138,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2005 to meet known and potential obligations.

As illustrated in the Company’s statement of cash flows, the net change in cash and cash equivalents was an increase of $23,938,000. Net income provided $10,127,000 of the

$10,308,000 in the Bank cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in net securities of $30,764,000. The largest source of cash from financing activities came from the increase of $78,327,000 in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2005, BKFC paid cash dividends of $.30 per share totaling $1,772,000.

The FDIC has issued regulations that relate a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2005, BKFC’s leverage and total risk-based capital ratios were 9.21% and 10.56%, respectively, which exceed all required ratios established for bank holding companies.

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $434, $395, $282 and $139 during 2006, 2007, 2008 and 2009. There will be no significant effect on financial position as total equity will not change.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and /or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a positive gap position, $89,512,000 (9.35%), and as a result would benefit from higher rates and would be negatively impacted by lower interest rates.

At December 31, 2005, BKFC’s twelve-month interest rate gap position, as measured by the bank’s asset/liability model, was positive. Over the succeeding twelve months, interest rate sensitive assets exceed interest rate sensitive liabilities by $89,512,000 (9.35% of total assets). At December 31, 2004, the one-year interest rate gap was positive $59,763,000 (6.81% of total assets). An assumption, based on historical behavior, contributing to the positive gap is that the balances in NOW and Savings accounts react within a two-year timeframe to market rate changes, rather than reacting immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and Savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

The Bank’s asset/liability management policy establishes guidelines governing the amount of interest income at risk, market value at risk and parameters for the gap position. Management continually monitors these risks through the use of gap analysis and the earnings simulation model. The simulation model is used to estimate and evaluate the impact of changing interest rates on earnings and market value. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. The changes in market values for these rate assumptions are within the Bank’s acceptable ranges. The assumptions used in the simulation are inherently uncertain and, as a result, the model cannot precisely measure future net interest income. Actual results will differ from the model’s simulated results due to timing, frequency of interest rate changes as well as changes in changes in various management strategies. Additionally, as seen in 2005, actual results can differ materially from the model if interest rates do not move equally across the yield curve. To illustrate, yields on loans tied to the prime rate and deposits tied to short-term indices rose dramatically in 2005, while yields on loans tied to longer-term indices rose only modestly in 2005.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2005	2004
Increase 200 bp	5.33%	4.94%
Increase 100 bp	3.03	2.83
Decrease 100 bp	(3.15)	(3.51)
Decrease 200 bp	(7.16)	(10.00)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2005 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter. As discussed above, while this table uses the contractual repricing intervals for NOW and Savings accounts and therefore reflects the Bank’s ability to adjust rates on those accounts at any time, the Bank’s interest rate risk model incorporates assumptions based on historical behavior to determine the expected repricing of these deposits:

Table 9 - Balance sheet repricing data (in thousands)

	2006	2007	2008	2009	2010	Thereafter	Total	Fair Value
Repricing in:
Federal Funds Sold	30,658	—	—	—	—	—	30,658	30,658
Average Interest Rate	4.09%	—	—	—	—	—	—	—
Interest Bearing Deposits	100	—	—	—	—	—	100	100
Average Interest Rate	3.40%	—	—	—	—	—	—	—
Securities	40,491	25,123	11,037	3,331	4,324	10,069	94,375	94,103
Average Interest Rate	3.76%	3.33%	3.56%	4.61%	4.98%	3.68%
FHLB Stock	4,283	—	—	—	—	—	4,283	4,283
Average Interest Rate	5.75%	—	—	—	—	—	—	—
Loans	474,020	103,904	104,447	15,012	27,198	4,641	729,222	720,399
Average Interest Rate	7.16%	5.99%	6.54%	6.67%	6.70%	6.89%	—	—

Liabilities
Savings, NOW, MMA	384,148	—	—	—	—	—	384,148	384,148
Average Interest Rate	2.68%	—	—	—	—	—	—	—
CD’s and IRA’s	169,574	123,256	14,260	2,914	669	669	311,342	311,267
Average Interest Rate	3.52%	4.04%	3.83%	3.84%	4.23%	4.68%	—	—
Borrowings	4,225	—	—	—	—	—	4,225	4,225
Average Interest Rate	3.20%	—	—	—	—	—	—	—
Notes Payable	17,000	—	4,000	—	6,230	7,061	34,291	34,022
Average Interest Rate	7.69%	—	4.82%	—	3.09%	2.61%	—	—

Item 8. Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Florence, Kentucky

FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON CONSOLIDATED

FINANCIAL STATEMENTS

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2005 and 2004 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 11, 2006 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC

Columbus, Ohio

February 11, 2006

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

	2005	2004
ASSETS
Cash and due from banks	$40,686	$47,406
Federal funds sold and other short-term investments	30,658	—

Total cash and cash equivalents	71,344	47,406
Interest bearing deposits with banks	100	—
Available-for-sale securities	79,552	52,204
Held-to-maturity securities (Fair value of $14,551 and $12,129)	14,823	12,062
Loans held for sale	1,609	1,391
Loans, net of allowance ($7,581 and $7,214)	723,478	711,943
Premises and equipment - net	17,479	16,465
Federal Home Loan Bank stock, at cost	4,283	4,075
Goodwill	9,867	9,867
Acquisition intangibles	2,935	3,581
Cash surrender value of life insurance	19,078	12,106
Accrued interest receivable and other assets	12,790	7,029

	$957,338	$878,129

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non interest bearing deposits	$135,620	$121,454
Interest bearing deposits	695,490	631,346

Total deposits	831,110	752,800
Short-term borrowings	4,225	9,161
Notes payable	34,291	37,573
Accrued expenses and other liabilities	7,265	4,931

	876,891	804,465
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 5,884,079 (2005) and 5,927,979 (2004) shares issued	3,098	3,098
Additional paid-in capital	7,888	9,050
Retained earnings	69,969	61,614
Accumulated other comprehensive income (loss)	(508)	(98)

	80,447	73,664

	$957,338	$878,129

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

	2005	2004	2003
Interest income
Loans, including related fees	$47,836	$39,896	$37,218
Securities
Taxable	1,790	1,129	1,155
Tax exempt	420	362	436
Other	709	204	560

	50,755	41,591	39,369
Interest expense
Deposits	16,035	9,813	11,107
Borrowings	2,097	1,785	1,583

	18,132	11,598	12,690

Net interest income	32,623	29,993	26,679

Provision for loan losses	1,825	1,675	1,090

Net interest income after provision for loan losses	30,798	28,318	25,589

Non-interest income
Service charges and fees	4,297	3,680	3,502
Gain on sale of real estate loans	965	1,281	2,924
Gain on sale of securities	—	10	—
Trust fee income	928	779	622
Bankcard transaction revenue	1,050	812	669
Other	1,845	1,709	1,223

	9,085	8,271	8,940
Non-interest expense
Salaries and employee benefits	12,228	10,386	9,445
Occupancy and equipment	3,881	3,357	3,387
Data processing	1,393	1,278	1,278
Advertising	618	630	525
ATM processing fees	674	572	845
Outside service fees	828	734	644
State bank taxes	1,007	870	763
Amortization of intangible assets	646	645	645
Other	3,886	3,130	2,952

	25,161	21,602	20,484

Income before income taxes	14,722	14,987	14,045

Federal income taxes	4,595	4,929	4,686

Net income	$10,127	$10,058	$9,359

Per share data
Earnings per share	$1.71	$1.69	$1.57

Earnings per share, assuming dilution	$1.70	$1.68	$1.55

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2003	5,953,849	$3,098	$10,379	$44,582	$364	$58,423

Comprehensive income
Net income	—	—	—	9,359	—	9,359
Change in net unrealized gain (loss), net of tax	—	—	—	—	(227)	(227)

Total comprehensive income						9,132
Cash dividends - $.17 per share	—	—	—	(1,015)	—	(1,015)
Exercise of stock options	31,200	—	559	—	—	559
Repurchase and retirement of common shares	(13,000)	—	(410)	—	—	(410)

Balance December 31, 2003	5,972,049	3,098	10,528	52,926	137	66,689

Comprehensive income
Net income	—	—	—	10,058	—	10,058
Change in net unrealized gain (loss), net of tax	—	—	—	—	(235)	(235)

Total comprehensive income						9,823
Cash dividends - $.23 per share	—	—	—	(1,370)	—	(1,370)
Exercise of stock options	30,930	—	701	—	—	701
Repurchase and retirement of common shares	(75,000)	—	(2,179)	—	—	(2,179)

Balance December 31, 2004	5,927,979	3,098	9,050	61,614	(98)	73,664

Comprehensive income
Net income	—	—	—	10,127	—	10,127
Change in net unrealized gain (loss), net of tax	—	—	—	—	(410)	(410)

Total comprehensive income						9,717
Cash dividends - $.30 per share	—	—	—	(1,772)	—	(1,772)
Exercise of stock options	5,800	—	126	—	—	126
Repurchase and retirement of common shares	(49,700)	—	(1,288)	—	—	(1,288)

Balance December 31, 2005	5,884,079	$3,098	$7,888	$69,969	$(508)	$80,447

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

(Dollar amounts in thousands)

	2005	2004	2003
Cash flows from operating activities
Net income	$10,127	$10,058	$9,359
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,390	1,304	1,243
Net amortization on securities	25	173	150
Provision for loan losses	1,825	1,675	1,090
Federal Home Loan Bank stock dividend	(208)	(163)	(153)
Securities gains	—	(10)	—
Amortization of acquisition intangibles	646	645	645
Earnings on life insurance	(472)	(485)	(223)
Loss on sale/write-down of other real estate	123	51	195
Gains on sales of loans	(965)	(1,281)	(2,924)
Proceeds from loans sold	81,356	93,934	262,742
Origination of loans held for sale	(80,609)	(93,027)	(250,036)
Net change in:
Accrued interest receivable and other assets	(1,903)	84	527
Accrued expenses and other liabilities	2,334	568	(469)

Net cash from operating activities	13,669	13,526	22,146
Cash flows from investing activities
Net change in interest-bearing deposits with banks	(100)	1,935	80
Proceeds from maturities and principal reductions of held-to-maturity securities	4,100	3,900	6,499
Purchase of held-to-maturity securities	(6,883)	(865)	(5,926)
Proceeds from maturities and sales of available-for-sale securities	28,902	48,371	42,570
Purchase of available-for-sale securities	(56,883)	(56,661)	(53,709)
Loans made to customers, net of principal collections	(17,987)	(60,790)	(55,842)
Property and equipment expenditures, net	(2,850)	(1,471)	(1,290)
Purchase of Company owned life insurance	(6,500)	—	(10,024)
Proceeds from the sale of other real estate	1,064	95	1,257
Net payments in acquisition	—	—	(68)

Net cash from investing activities	(57,137)	(65,486)	(76,453)

Cash flows from financing activities
Net change in deposits	78,327	54,200	31,819
Net change in short-term borrowings	(4,936)	814	2,467
Payments on notes payable	(3,042)	(37)	(5,035)
Dividends paid on common stock	(1,772)	(1,370)	(1,015)
Stock repurchase and retirement	(1,288)	(2,179)	(410)
Proceeds from exercise of stock options	117	617	484

Net cash from financing activities	67,406	52,045	28,310

Net change in cash and cash equivalents	23,938	85	(25,997)

Cash and cash equivalents at beginning of year	47,406	47,321	73,318

Cash and cash equivalents at end of year	$71,344	$47,406	$47,321

Supplemental cash flow information:
Cash paid for interest	$16,550	$11,389	$13,262
Cash paid for income taxes	4,920	4,638	4,245

Supplemental noncash disclosures:
Transfers from loans to other real estate	$4,416	$340	$937
Transfers from property and equipment to other real estate	400	—	—

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value of securities have been below their cost, (2) the financial condition and near term prospects of the issurer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers non-classified loans and is based on historical loss experience adjusted for current factors.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.

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

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value when acquired, establishing a new cost basis. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $5,063 and $1,434 of other real estate was owned on December 31, 2005 and 2004 and included in other assets.

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

(Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

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

	2005	2004	2003
Net income as reported	$10,127	$10,058	$9,359
Deduct: Stock-based compensation expense determined under fair value based method	575	546	526

Pro forma net income	$9,552	$9,512	$8,833

Basic earnings per share as reported	$1.71	$1.69	$1.57
Pro forma basic earnings per share	1.62	1.60	1.48

Diluted earnings per share as reported	1.70	1.68	1.55
Pro forma diluted earnings per share	1.61	1.58	1.46

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

	2005	2004	2003
Risk-free interest rate	3.89%	3.60%	2.72%
Expected option life	6.7yrs	6.8 yrs	5.2 yrs
Expected stock price volatility	27.52%	37.27%	31.40%
Dividend yield	.85%	.80%	.48%

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

December 31, 2005, 2004 and 2003

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

Cash Flows: Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders. See Note 14 for further discussion.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Share Data: Earnings, dividends and stock option related per share data are restated for the effect of stock splits and dividends. Outstanding share data is not restated.

Business Segment: Internal financial information is reported and aggregated in one line of business, banking. While the chief decision-makers monitor the revenue streams of the various products and services, the identifiable segments are not material and operations are managed and financial performance is evaluated on a Company-wide basis. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: No new accounting policies were adopted in 2005 which had a significant impact on the financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards: Statement of Financial Accounting Standards 123, Revised, requires all public companies to record compensation cost for stock options provided to employees in return for employee service. The cost is measured at the fair value of the options when granted, and this cost is expensed over the employee service period, which is normally the vesting period of the options. This will apply to awards granted or modified after the first quarter beginning after December 15, 2005. Compensation cost will also be recorded for prior option grants that vest after the date of adoption. The effect on results of operations will depend on the level of future option grants and the calculation of the fair value of the options granted at such future date, as well as the vesting periods provided, and so cannot currently be predicted. Existing options that will vest after adoption date are expected to result in additional compensation expense of approximately $434, $395, $282 and $139 during 2006, 2007, 2008 and 2009. There will be no significant effect on financial position as total equity will not change.

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

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

Available-for-Sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
U.S. Government, federal agencies and Government sponsored enterprises	$72,709	$4	$(666)
Mortgage-backed	5,438	20	(142)
Corporate	1,405	—	—

	$79,552	$24	$(808)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

Available-for-Sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2004
U.S. Government, federal agencies and Government sponsored enterprises	$43,447	$41	$(163)
Mortgage-backed	7,302	74	(106)
Corporate	1,455	—	—

	$52,204	$115	$(269)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2005
Municipal and other obligations	$14,823	$16	$(288)	$14,551

	$14,823	$16	$(288)	$14,551

2004
Municipal and other obligations	$12,062	$107	$(40)	$12,129

	$12,062	$107	$(40)	$12,129

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and carrying amount, if different, at year-end 2005 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$37,928	$1,138	$1,135
Due after one year through five years	34,781	8,580	8,461
Due after five years through ten years	—	5,105	4,955
Due after ten years	1,405	—	—
Mortgage-backed	5,438	—	—

	$79,552	$14,823	$14,551

Sales of available for sale securities were as follows:

	2005	2004	2003
Proceeds	$—	$3,016	$—
Gross gains	—	15	—
Gross losses	—	(5)	—

The tax benefit (provision) related to these net realized gains and losses was $0, $3 and $0, respectively.

At December 31, 2005 and 2004, securities with a carrying value of $90,478 and $57,303 were pledged to secure public deposits and repurchase agreements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2005 and 2004, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2005
U.S. Government, federal agencies and government sponsored enterprises	$32,548	$(232)	$23,686	$(434)	$56,234	$(666)
Mortgage-backed	243	(0)	3,669	(142)	3,912	(142)
Municipal & other obligations	8,554	(151)	3,427	(137)	11,981	(288)

Total temporarily impaired	$41,345	$(383)	$30,782	$(713)	$72,127	$(1,096)

Securities with unrealized losses at year end 2004 not recognized in income are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2004
U.S. Government, federal agencies and government sponsored enterprises	$25,960	$(149)	$986	$(14)	$26,946	$(163)
Mortgage-backed	2,585	(67)	2,105	(39)	4,690	(106)
Municipal & other obligations	266	(5)	3,848	(35)	4,114	(40)

Total temporarily impaired	$28,811	$(221)	$6,939	$(88)	$35,750	$(309)

Unrealized losses on these securities have not been recognized into income because the issuers bonds are of high credit quality (US government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management has the intent and ability to hold for the foreseeable future, and the decline in fair value is largely due to increases in market interest rates. The fair value is expected to recover as the bonds approach their maturity date and/or market rates decline.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS

Year-end loans are as follows:

	2005	2004
Commercial	$136,693	$130,760
Residential real estate	183,644	188,140
Nonresidential real estate	295,326	290,684
Construction	89,847	84,690
Consumer	20,046	20,606
Municipal obligations	6,171	5,074

Gross loans	731,727	719,954
Less: Deferred loan origination fees	(668)	(797)
Allowance for loan losses	(7,581)	(7,214)

Net loans	$723,478	$711,943

Certain of the Company’s directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2005
Beginning balance	$12,260
New loans and advances on lines of credit	14,914
Loan reductions	14,285
Other changes, net	—

Ending balance	$12,889

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

	2005	2004	2003
Beginning balance	$7,214	$6,855	$6,408
Provision charged to operations	1,825	1,675	1,090
Loans charged off	(1,536)	(1,326)	(676)
Recoveries	78	10	33

Ending balance	$7,581	$7,214	$6,855

Nonperforming and impaired loans are as follows

	2005	2004	2003
Nonaccrual loans at year end	$6,696	$3,487	$1,466
Loans past due over 90 days, still accruing at year-end	2,349	1,658	2,007
Average impaired loans during the year	10,318	4,138	1,909
Interest income recognized during impairment	669	162	74
Interest income received during impairment	675	133	77
Loans designated as impaired at year end	8,925	6,024	1,659
Allowance allocated to impaired loans at year end	3,136	2,550	575

There were no loans designated as impaired for which there was no allowance for loan losses allocated. Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	2005	2004
Land and improvements	$5,087	$4,817
Leasehold improvements	1,521	1,458
Buildings	11,585	10,954
Furniture, fixtures and equipment	8,194	6,708

Total	26,387	23,937
Accumulated depreciation	(8,908)	(7,472)

Net premises and equipment	$17,479	$16,465

Depreciation expense was $1,436, $1,252 and $1,286 for 2005, 2004, and 2003.

NOTE 6 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

There was no goodwill activity in any period presented.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2005	2004
Core deposit intangibles	$2,863	$2,863
Other customer relationship intangibles	2,045	2,045

Total	4,908	4,908
Accumulated amortization	1,973	1,327

Net	$2,935	$3,581

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 6 - GOODWILL AND ACQUISITION INTANGIBLES (Continued)

Aggregate amortization expense was $646, $645 and $645 for 2005, 2004 and 2003.

Estimated amortization expense for each of the next five years:

2006	$645
2007	645
2008	645
2009	645
2010	353

NOTE 7 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $105,369 and $81,629 at year-end 2005 and 2004.

Scheduled maturities of time deposits are as follows:

2006	$170,215
2007	123,256
2008	14,260
2009	2,914
2010	669
Thereafter	28

$311,342

Deposits from directors, and their affiliates at year-end 2005 and 2004 were $13,056 and $13,404, comprising 1.57% and 1.78% of total deposits at those dates.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of daily federal funds purchased and retail repurchase agreements of $0 and $4,225, and $3,922 and $5,239 at year-end 2005 and 2004. Repurchase agreements outstanding at year-end 2005 had remaining maturities ranging from one day up to one year.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 8 - SHORT-TERM BORROWINGS (Continued)

Information regarding repurchase agreements for the years ended December 31, 2005 and 2004 is presented below:

	2005	2004
Average balance during the year	$4,632	$4,802
Maximum month end balance during the year	5,884	6,150
Average rate paid during the year	2.46%	1.54%

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:

	2005	2004
FHLB advances	$16,460	$19,700
Subordinated debentures	17,526	17,526
Other notes payable	305	347

	$34,291	$37,573

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2005	2004
Convertible fixed rate advances with maturity dates ranging from 2008 to 2011 with interest rates ranging from 4.22% to 5.01%, averaging 4.74%.	$16,000	$19,000
Remaining premium reflecting market rate adjustment of assumed advances.	460	700

	$16,460	$19,700

Principal payments on FHLB advances for the next five years consist of $4,000 due in 2008, and $6,000 due in 2010.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - NOTES PAYABLE (Continued)

In November 2002, The Bank of Kentucky Capital Trust I (Trust), a wholly-owned unconsolidated subsidiary of the Company, issued $17,000 of LIBOR plus 3.35% floating rate redeemable preferred securities (Trust Preferred Securities) as part of a pooled offering. The Trust may redeem the securities, in whole but not in part, any time after November 2007 at face value. Final maturity is November of 2032. The sole asset of the Trust represents the proceeds of the offering loaned to the Company in exchange for subordinated debentures which have terms that are virtually identical to the Trust Preferred Securities. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations. These limitations do not restrict the Company’s ability to use the entire amount as Tier 1 capital.

Other notes payable include a mortgage payable secured by a branch building and a capitalized lease obligation.

The Bank maintains a $100,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

The Company maintains a $10,000 revolving credit line from US Bank. The credit line is secured with 100% of the voting shares of the Bank. The Company is not restricted on the use of the funds from the credit line. The balance on the line of credit was $0 at December 31, 2005.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $432, $480 and $393 for the years ended December 31, 2005, 2004 and 2003.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 10 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $511 and $294 at December 31, 2005 and 2004. Expense related to the program was $217 and $226 for the years ended December 31, 2005 and 2004.

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - EMPLOYEE BENEFITS (Continued)

A summary of the Company’s stock option activity and related per share information follows. All data is restated for stock splits.

	2005		2004		2003
	Options	Weighted- Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding beginning of year	393,863	$25.58	343,208	$23.89	278,058	$20.63
Granted	108,300	26.28	102,150	29.88	100,600	30.25
Exercised	(5,800)	20.13	(30,930)	20.06	(31,200)	15.49
Forfeited	(7,490)	26.74	(20,565)	27.46	(4,250)	22.79
Expired	(20,250)	27.83	—	—	—	—

Outstanding at end of year	468,623	$25.69	393,863	$25.58	343,208	$23.89

Exercisable at end of year	302,151	$24.92	255,960	$24.66	220,853	$23.43

Weighted average contractual remaining life of outstanding		5.15 years		5.09 years		5.35 years

Weighted average fair value of options granted during the year		$8.81		$11.64		$9.00

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - EMPLOYEE BENEFITS (Continued)

The following table details total options outstanding and exerciseable at December 31, 2005.

	Outstanding			Exerciseable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number	Weighted Average Exercise Price
$8-$9	15,948	2.09	8.17	15,948	8.17
$19-$23	136,460	3.44	20.25	117,178	20.38
$25-$27	107,500	7.44	26.28	36,750	26.07
$29-$32	208,715	5.36	30.28	132,275	30.63

Outstanding at year end	468,623			302,151

Proceeds recorded upon exercise of the stock options include cash received from the option holder and the tax benefit derived by the Company. During 2005, 2004 and 2003, proceeds from the exercise of stock options totaled $117, $617 and $484. The tax benefit recognized was $9, $84 and $75.

NOTE 11 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

	2005	2004	2003
Income tax/(benefit)	$4,863	$4,901	$4,240
Currently payable	(268)	28	446

Deferred	$4,595	$4,929	$4,686

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2005	2004	2003
Statutory rate applied to income before income taxes	$5,153	$5,245	$4,915
Tax exempt income	(188)	(158)	(176)
Company owned life insurance income	(159)	(163)	(69)
Low-income housing tax credit	(133)	—	—
Other	(78)	5	16

	$4,595	$4,929	$4,686

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

	2005	2004
Deferred tax assets from:
Allowance for loan losses	$2,600	$2,525
Benefit plans	293	243
Net unrealized loss on available for sale securities	276	56
Other	80	73

	3,249	2,897
Deferred tax liabilities for:
FHLB stock dividends	(775)	(718)
Premises and equipment	(13)	(190)
Acquisition intangibles	(949)	(894)
Other	(3)	(74)

	(1,740)	(1,876)

Net deferred tax asset	$1,509	$1,021

NOTE 12 - EARNINGS PER SHARE

Earnings per share are computed based upon the weighted average number of shares outstanding during the period which were 5,909,087 for 2005, 5,950,508 for 2004 and 5,969,118 for 2003. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year’s average price. For 2005, 2004 and 2003 this would result in an additional 37,814, 52,214 and 72,931 shares outstanding. For 2005, 2004 and 2003, 290,970, 225,315 and 71,025 options were not considered, as they were not dilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $914, $822 and $818 for 2005, 2004 and 2003. Minimum lease payments at December 31, 2005 for all non-cancelable leases are as follows:

2006	$788
2007	627
2008	599
2009	520
2010	337
Thereafter	1,121

Total minimum lease payments	$3,992

On February 16, 2005, the Bank entered into an agreement to lease space for its cash management operation center. The lease has a term of five years with an annual cost which escalates from $79 for the first year to $89 by the fifth year. The expense for this lease is included in the preceding minimum lease payments.

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

Financial instruments with off-balance-sheet risk were as follows at year-end.

	2005		2004
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans (at market rates)	$1,177	$35,093	$3,163	$6,498
Unused lines of credit	$	$176,318	$—	$171,655
Unused letters of credit	$	$66,453	$—	$60,668

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 6.00% to 6.50% in 2005 and 4.88% to 6.25% in 2004.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

At December 31, 2005 and 2004, the Bank was required to have $4,296 and $29,976, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University will grant to the Bank the naming rights for the new Northern Kentucky University Arena to be constructed on the campus of the University for a term commencing immediately upon execution of the document and expiring twenty years after the opening of the Arena. In consideration the Bank will pay the lesser of 10% of the total construction cost of the Arena or $6,000, such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena.

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its “prompt corrective action” rules. The Bank’s deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2005 and 2004, the Bank’s capital levels result in it being designated “well capitalized” under these guidelines. There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and the Bank’s capital amounts and ratios, at December 31, 2005 and 2004 are presented below:

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total Capital to risk weighted assets
Consolidated	$92,734	10.66%	$69,568	8.00%	N/A	N/A
Bank	91,650	10.56%	69,463	8.00%	86,829	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$85,153	9.79%	$34,784	4.00%	N/A	N/A
Bank	84,069	9.68%	34,731	4.00%	52,097	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$85,153	9.21%	$36,984	4.00%	N/A	N/A
Bank	84,069	9.10%	36,943	4.00%	46,178	5.00%

					To Be Well Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2004
Total Capital to risk weighted assets
Consolidated	$84,998	10.38%	$65,520	8.00%	N/A	N/A
Bank	83,838	10.25%	65,418	8.00%	81,772	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$77,784	9.50%	$32,760	4.00%	N/A	N/A
Bank	76,624	9.37%	32,709	4.00%	49,063	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$77,784	9.08%	$34,278	4.00%	N/A	N/A
Bank	76,624	8.96%	34,225	4.00%	42,781	5.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

During 2006, the Bank could, without prior approval, declare dividends of approximately $15 million plus any 2006 net profits retained to the date of the dividend declaration.

On November 29, 2004, the Company’s Board of Directors approved the extension of the share repurchase program it previously approved in June of 2003. This repurchase program, which was scheduled to expire on December 31, 2004, expired on December 31, 2005. The repurchase program authorized the repurchase up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. At December 31, 2005 a total of 135,000 of the 200,000 shares had been repurchased.

On December 16, 2005, the Company’s Board of Directors approved a new share repurchase program. The repurchase program will begin January 1, 2006 and expire on December 31, 2006. The repurchase program authorized the repurchase up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit.

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

	2005		2004
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$71,344	$71,344	$47,406	$47,406
Interest-bearing deposits with banks	100	100	—	—
Available-for-sale securities	79,552	79,552	52,204	52,204
Held-to-maturity securities	14,823	14,551	12,062	12,129
Loans held for sale	1,609	1,630	1,391	1,408
Loans (net)	723,478	713,392	711,943	707,291
Federal Home Loan Bank stock	4,283	4,283	4,075	4,075
Accrued interest receivable	3,811	3,811	3,065	3,065

Financial liabilities
Deposits	(831,110)	(831,036)	(752,800)	(752,776)
Short-term borrowings	(4,225)	(4,225)	(9,161)	(9,161)
Notes payable	(34,291)	(34,022)	(37,573)	(37,729)
Accrued interest payable	(3,917)	(3,917)	(2,216)	(2,216)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2005 and 2004

	2005	2004
Assets
Cash	$460	$466
Investment in bank subsidiary	96,363	89,503
Investment in trust	526	526
Other assets	791	818

	$98,140	$91,313

Liabilities and shareholders’ equity
Subordinated debentures	$17,526	$17,526
Other liabilities	167	123

Total liabilities	17,693	17,649
Shareholders’ equity	80,447	73,664

	$98,140	$91,313

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2005 and 2004

	2005	2004	2003
Dividends from subsidiary	$3,700	$3,000	$1,300
Interest expense	(1,146)	(830)	(795)
Operating expenses	(137)	(175)	(155)
Tax benefit	440	352	333

Income before equity in undistributed income of the Bank	2,857	2,347	683

Equity in undistributed income of the Bank	7,270	7,711	8,676

Net income	$10,127	$10,058	$9,359

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, 2004 and 2003

	2005	2004	2003
Cash flows from operating activities
Net income	$10,127	$10,058	$9,359
Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of the Bank	(7,270)	(7,711)	(8,676)
Change in other assets and other liabilities	80	225	222

Net cash from operating activities	2,937	2,572	905
Cash flows from investing activities	—	—	—

Cash flows from financing activities
Dividends paid	(1,772)	(1,370)	(1,015)
Exercise of stock options	117	617	484
Stock repurchase and retirement	(1,288)	(2,179)	(410)

Net cash from financing activities	(2,943)	(2,932)	(941)

Net change in cash	(6)	(360)	(36)

Cash at beginning of year	466	826	862

Cash at end of year	$460	$466	$826

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2005	2004	2003
Unrealized holding gains (losses) on available-for-sale securities	$(630)	$(351)	$(345)
Reclassification adjustment for losses (gains) realized in income	—	(10)	—

Net unrealized gains (losses)	(630)	(361)	(345)
Tax effect	220	126	118

	$(410)	$(235)	$(227)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2005, 2004 and 2003

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2005 and 2004.

	2005
	Interest Income	Interest Expenset	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
Quarter ended
March 31	$11,436	$3,525	$7,911	$350	$2,545	$.43	$.43
June 30	12,289	4,052	8,237	475	2,615.44		.44
September 30	13,089	4,773	8,316	650	2,468.42		.42
December 31	13,941	5,782	8,159	350	2,499.42		.42

	2004
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
						Basic	Diluted
Quarter ended
March 31	$9,777	$2,713	$7,064	$325	$2,311	$.39	$.38
June 30	10,041	2,707	7,334	350	2,602.44		.43
September 30	10,632	2,918	7,714	500	2,465.42		.41
December 31	11,141	3,260	7,881	500	2,680.45		.45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2005. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2005, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2005. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is contained herein.

Robert W. Zapp	Martin J. Gerrety
President & CEO	Treasurer and Assistant Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Bank of Kentucky Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Bank of Kentucky Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Bank of Kentucky Financial Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2005, and our report dated February 11, 2006 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Columbus, Ohio

February 11, 2006

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

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of March 2006.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President, Chief Executive
Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin J. Gerrety Martin J. Gerrety Treasurer March 10, 2006	/s/ Charles M. Berger* Charles M. Berger Director March 10, 2006

/s/ Robert W. Zapp Robert W. Zapp President, Chief Executive Officer and Director March 10, 2006	/s/ Rodney S. Cain* Rodney S. Cain Director March 10, 2006

/s/ Mary Sue Rudicill* Mary Sue Rudicill Director March 10, 2006	/s/ John F. Miracle, M.D.* John F. Miracle, M.D. Director March 10, 2006

/s/ Harry J. Humpert* Harry J. Humpert Director March 10, 2006	/s/ Herbert H. Works* Herbert H. Works Director March 10, 2006

/s/ David E. Meyer* David E. Meyer Director March 10, 2006	/s/ R.C. Durr* R.C. Durr Chairman Emeritus, and Director March 10, 2006

/s/ John P. Williams, Jr.* John P. Williams, Jr. Director March 10, 2006

* By	/s/ Martin J. Gerrety
Martin J. Gerrety
Attorney-in-fact for the persons indicated above with an *

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Article of Incorporation of the Bank of Kentucky Financial Corporation(2)

3.2	By-laws of the Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan(6)

10.3	The Bank of Kentucky, Inc. Executive Private Pension Plan(6)

10.4	The Bank of Kentucky, Inc. Group Insurance Endorsement Plan(6)

10.5	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(4)

21.1	Subsidiaries of BKFC

23.1	Consent of Crowe Chizek and Company LLC

24	Power of Attorney

31.1	Certifications of Robert W. Zapp, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

(1)	Incorporated by reference to Form 10-Q for the period ended September 30, 2002, filed with the Commission on November 14, 2002.
(2)	Incorporated by reference to Form S-4, filed with the Commission on March 24, 2000.
(3)	Incorporated by reference to Exhibit 2(d) of the Form 8-A, filed with the Commission on April 28,1995.
(4)	Incorporated by reference to the Form 8-K, filed on December 9, 2002.
(5)	Incorporated by reference to the Form S-8, filed with the Commission on October 2, 1997.
(6)	Incorporated by reference to the Form 10-K, filed on March 12, 2004.