Form 10-Q
period 2006-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2006-05-05
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2006

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

As of April 24, 2006, 5,837,379 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	March 31 2006	December 31 2005
Assets
Cash and cash equivalents	$34,420	$71,344
Interest bearing deposits with banks	100	100
Available-for-sale securities	91,530	79,552
Held-to-maturity securities	14,623	14,823
Loans held for sale	3,390	1,609
Total loans	746,211	731,059
Less: Allowances for loan losses	7,389	7,581

Net loans	738,822	723,478
Premises and equipment, net	17,511	17,479
FHLB stock, at cost	4,344	4,283
Goodwill	9,867	9,867
Acquisition intangibles, net	2,774	2,935
Cash surrender value of life insurance	19,212	19,078
Accrued interest receivable and other assets	14,839	12,790

Total assets	$951,432	$957,338

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$827,719	$831,110
Short-term borrowings	4,438	4,225
Notes payable	31,096	34,291
Accrued interest payable and other liabilities	7,651	7,265

Total liabilities	870,904	876,891

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,837,379 (2006) and 5,884,079 (2005) shares issued and outstanding	3,098	3,098
Additional paid-in capital	6,845	7,888
Retained earnings	71,181	69,969
Accumulated other comprehensive loss	(596)	(508)

Total shareholders’ equity	80,528	80,447

Total liabilities and shareholders’ equity	$951,432	$957,338

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

(Dollars in thousands, except per share data - unaudited)

	2006	2005
INTEREST INCOME
Loans, including related fees	$13,205	$10,896
Securities and other	1,264	540

Total interest income	14,469	11,436

INTEREST EXPENSE
Deposits	5,803	3,046
Borrowings	507	479

Total interest expense	6,310	3,525

Net interest income	8,159	7,911
Provision for loan losses	400	350

Net interest income after provision for loan losses	7,759	7,561

NON-INTEREST INCOME
Service charges and fees	1,129	791
Gain on loans sold	239	175
Other	1,080	955

Total non-interest income	2,448	1,921

NON-INTEREST EXPENSE
Salaries and benefits	3,617	2,757
Occupancy and equipment	979	941
Data processing	354	324
Advertising	131	83
Other	1,817	1,594

Total non-interest expense	6,898	5,699

INCOME BEFORE INCOME TAXES	3,309	3,783
Less: income taxes	1,043	1,238

NET INCOME	$2,266	$2,545

Earnings per share	$.39	$.43
Earnings per share, assuming dilution	$.38	$.43

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2006	2005
Balance January 1	$80,447	$73,664
Comprehensive Income:
Net Income	2,266	2,545
Change in net unrealized gain(loss), net of tax	(88)	(343)

Total Comprehensive Income	2,178	2,202

Cash dividends paid	(1,054)	(829)
Exercise of stock options (12,300 and 2,200 shares), including tax benefit	240	42
Stock-based compensation expense	241	0
Stock repurchase and retirement (59,000 and 20,500 shares)	(1,524)	(532)

Balance March 31	$80,528	$74,547

Dividends per share	$0.18	$0.14

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands - unaudited)

	2006	2005
Cash Flows from Operating Activities

Net income	$2,266	$2,545
Adjustments to reconcile net income to net cash From operating activities	(2,217)	284

Net cash from operating activities	49	2,829

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	0	(100)
Proceeds from paydowns and maturities of held-to-maturity securities	190	0
Proceeds from paydowns and maturities of available-for-sale securities	29,916	7,448
Purchases of held-to-maturity securities	0	(4,352)
Purchases of available-for-sale securities	(41,671)	0
Net change in loans	(16,738)	(8,665)
Proceeds from the sale of other real estate	373	0
Property and equipment expenditures	(388)	(604)

Net cash from investing activities	(28,318)	(6,273)

Cash Flows from Financing Activities

Net change in deposits	(3,391)	(21,317)
Net change in short-term borrowings	213	21,973
Proceeds from exercise of stock options	240	42
Cash dividends paid	(1,054)	(829)
Stock repurchase and retirement	(1,524)	(532)
Payments on note payable	(3,139)	(10)

Net cash from financing activities	(8,655)	(673)

Net change in cash and cash equivalents	(36,924)	(4,117)
Cash and cash equivalents at beginning of period	71,344	47,406

Cash and cash equivalents at end of period	$34,420	$43,289

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2006

(unaudited)

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments, particularly, are subject to change.

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2006 and 2005, were 316,215 and 292,691, respectively. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2006	2005
Weighted average shares outstanding	5,866,975	5,923,304
Dilutive effects of assumed exercises of Stock Options	33,398	38,327

Shares used to compute diluted Earnings per share	5,900,373	5,961,631

Note 4 – Stock Compensation:

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan (the “Plan”)which provide for the issuance of up to 1,080,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

A summary of option activity under the Plan as of March 31, 2006, and changes during the period then ended is presented below:

Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value (000)
Outstanding at January 1, 2006	468,623	$25.69
Granted	86,750	25.00
Exercised	12,300	18.19
Forfeited or expired	0	0

Outstanding at March 31, 2006	543,073	$25.75	5.64	$946

Exercisable at March 31, 2006	353,233	$25.26	4.02	$868

Proceeds received from the exercise of stock options were $224,000 and $42,000 during the first quarter of 2006 and 2005, respectively. The intrinsic value related to the exercise of stock options was $89,000 thousand and $16,000 thousand during the first quarter of 2006 and 2005, respectively. The Company received tax benefits from the exercise of stock options of $16,000 thousand and $3,000 thousand in 2006 and 2005, respectively.

The Company recorded stock option expense of $241,000, $204,000 net of taxes, in the first quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006. In accordance with Accouting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.”, no stock-based compensation cost was reflected in net income for the three months ended March 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share as reported for the periods indicated and the effect if expense was treated in accordance with SFAS 123(R).

The adoption of SFAS 123(R) had the following effect on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

(Dollars in thousands, except per share data)

	For the Three Months Ended
	March 31, 2006
	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Income before income taxes	$3,550	$(241)	$3,309
Income taxes	1,080	(37)	1,043

Net Income	$2,470	$(204)	$2,266

Basic earnings per share	$.42	$(.03)	$.39
Diluted earnings per share	.42	(.04)	.38

The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

	For the Three Months Ended
	March 31, 2005
	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123(R)
Income before income taxes	$3,783	$(197)	$3,586
Income taxes	1,238	(27)	1,211

Net Income	$2,545	$(170)	$2,375

Basic earnings per share	$.43	$(.03)	$.40
Diluted earnings per share	.43	(.03)	.40

The fair value of stock options was estimated on the date of grant using the Black-Scholes option-pricing model. This model requires the input of subjective assumptions that will usually have a significant impact on the fair value estimate. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatilities are based on historical volatility of the Company’s stock, and other factors. Expected dividends are based on dividend trends of the Company’s stock. A forfeiture rate of 0% was used as the Company works to refine the forfeiture rate calculation based on the Company’s historical experience. The following table summarizes the assumptions used to compute the weighted average fair value of stock option grants.

	Three Months Ended March 31
	2006	2005
Risk free interest rate	4.32%	3.90%
Expected option life	7.24yrs	7.21yrs
Expected stock price volatility	13.84%	29.76%
Dividend yield	1.16%	.81%
Weighted average fair value of options granted	5.87	9.70

As of March 31, 2006, approximately $1,770,000 of unrecognized stock compensation related to unvested awards is expected to be recognized over a weighted-average period of 2.27 years.

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

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

In 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period financial statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

The FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including, in addition to those described in Item 1A of BKFC’s annual report on Form 10-K or other BKFC reports on file with the Commission, the following: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (v) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vi) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (vii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7,389,000 or .99% of total loans was an appropriate estimate of losses within the loan portfolio as of March 31, 2006. This estimate resulted in a provision for loan losses on the income statement of $400,000 for the three months ended March 31, 2006. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the first quarter results was an increase in revenues of $775,000 or 8% which was offset by an increase in non-interest expense of $1,199,000 or 21%. The revenue increase was the result of increases in net interest income of $248,000 or 3% and non-interest income of $527,000 or 27% in the first quarter of 2006, as compared to the same period in 2005. The largest increases in non-interest expense were salaries and employee benefits expense which increased $860,000 or 31%, and included the additional compensation cost for added staffing for the Bank’s cash management operations center, which opened in February of 2005, as well as compensation cost for expensing stock options. The Company recorded stock option expense of $241,000 in the first quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to the first quarter of 2005 would have resulted in recording stock option compensation expense of $197,000, $170,000 after taxes.

FINANCIAL CONDITION

Total assets at March 31, 2006 were $951,432,000 as compared to $957,338,000 at December 31, 2005, a decrease of $5,906,000 (less than 1%). Loans outstanding increased $15,152,000 (2%) from $731,059,000 at December 31, 2005 to $746,211,000 at March 31, 2006, while available-for-sale securities increased $11,978,000 (15%) and cash and due balances and federal funds sold decreased $13,122,000 (32%) and $23,802,000 (78%) respectively, for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the first quarter of 2006 came from increases in commercial loans $7,333,000 (5%) and nonresidential real estate loans $8,692,000 (3%). Management believes the growth in the commercial and nonresidential real estate reflects the current strength in the demand for commercial and commercial real estate loans. The increase in available-for-sale securities was the result of short-term investments purchased with federal funds sold, and pledged as collateral for public fund deposits. Federal funds balances were further reduced by the growth in loans and the investment of $2,235,000 in a qualified low-income housing partnership which will generate tax credits in future periods.

Deposits decreased $3,391,000 (less than 1%) to $827,719,000 at March 31, 2006, compared to $831,110,000 at December 31, 2005, while notes payable decreased $3,195,000 (9%) to $31,096,000 at March 31, 2006 from $34,291,000 at December 31, 2005. The decrease in deposits was effected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $26,000,000 from December 31, 2005 to March 31, 2006. Deposits other than public fund deposits increased $23,000,000 since December 31, 2005, with the largest increase from Money Market accounts which have increased $25,710,000 in 2006. The decrease in notes payable was the result of a $3,000,000 Federal Home Loan Bank advance being called in March.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	March 31, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$304,018	40.7%	$295,326	40.4%
One- to four-family residential real estate loans	182,204	24.4	183,644	25.1

Commercial loans	144,026	19.2	136,693	18.7
Consumer loans	19,543	2.6	20,046	2.7

Construction and land development loans	91,002	12.2	89,847	12.3
Municipal obligations	6,093	0.9	6,171	0.8

Total loans	$746,886	100.0%	$731,727	100.0%

Less:
Deferred loan fees	675		668
Allowance for loan losses	7,389		7,581

Net loans	$738,822		$723,478

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2006 was $2,266,000 ($.38 diluted earnings per share) as compared to $2,545,000 ($.43 diluted earnings per share) during the same period of 2005, a decrease of $279,000 (11%). The primary reason for the decrease in earnings from 2005 was a $1,199,000 (21%) increase in non-interest expense as described below, which was offset by a $775,000 (8%) increase in revenues. The increase in revenue included a $248,000 (3%) increase in net interest income and $527,000 (27%) increase in non-interest income. The increase in non-interest expense was due in part to additional compensation costs for added staffing at the Bank’s cash management operations center, which opened in February of 2005, and the additional $241,000 in expense for stock options. The operations center was opened to handle lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Contributing to the increase in non-interest income was service charges and fees (up $338,000, 43%), which included increased revenue from cash management products. The provision for loan losses was $50,000 (14%) higher for the first quarter, than 2005. Contributing to the increase in the provision was higher charge-offs, nonperforming loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio

NET INTEREST INCOME

Net interest income increased $248,000 (3%) in the first quarter of 2006 as compared to the same period in 2005 from $7,911,000 in 2005 to $8,159,000 in 2006. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities funding earning assets). As illustrated in Table 3, net interest income was positively impacted by the volume additions, which includes the effect of net free funds, to the balance sheet by $705,000, and was offset by the rate variance, which had a $453,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets, as more immediately repriceable deposits and CD’s have repriced as compared to short-term assets, and long-term assets have repriced at relatively lower rates.

As illustrated in Table 2, lower cash reserve requirements and growing demand deposit balances, coupled with rising rates, doubled the contribution of net free funds to the net interest margin, from 25 basis points in the first quarter of 2005 to 51 basis points in same period of 2006. The balance sheet growth in the first quarter of 2006 was driven by the growth in deposits, which funded the increase in average earning assets of $83 million from the first quarter of 2005, while the mix of these added earning assets reduced the extent of the favorable volume variance. Of the additional $83 million average earning assets added since the first quarter of 2005, $24 million consisted of higher yielding loans and $59 million consisted of lower yielding overnight investments and securities. Contributing to the growth in net free funds were the deposit reclassification process completed in the first quarter of 2005, and the growth in non-interest bearing deposits. As allowed by the Federal Reserve Bank, in the first quarter of 2005, the Bank completed a process to reclassify a portion of its transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. The effect of this process was a reduction in the amount of cash (approximately $21,000,000) that the Bank was required to hold with the Federal Reserve Bank. The reduction of cash held in reserve was not in full effect until the end of April of 2005. The net interest margin of 3.86% for the first quarter of 2006 was 27 basis points lower than the 4.13% net interest margin for the first quarter of 2005. The lower yielding mix of earning assets added since the first quarter of 2005 and a flat yield curve contributed to the lower net interest margin. Also contributing to the drop in the net interest margin was higher levels of non-performing loans in the first quarter of 2006, as compared to the same period in 2005.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the March 31, 2006 simulation analysis indicates that the Bank is in an asset sensitive position, and that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income. An asset sensitive position means that a higher dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	3.14%
Increase 100 bp	1.77
Decrease 100 bp	(2.22)
Decrease 200 bp	(5.27)

Table 2 sets forth certain information relating to the Bank’s average balance sheet information and reflect the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2006 and 2005 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2006			Three Months ended March 31, 2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$738,466	$13,234	7.27%	$714,977	$10,920	6.19%
Securities (2)	101,169	1,007	4.04	61,072	528	3.51
Other interest-earning assets	26,730	310	4.70	7,791	66	3.44

Total interest-earning assets	866,365	14,551	6.81	783,840	11,514	5.96

Non-interest-earning assets	85,516			87,609

Total assets	$951,881			$871,449

Interest-bearing liabilities:
Transaction accounts	392,530	2,764	2.86	375,214	1,286	1.39
Time deposits	314,412	3,039	3.92	262,939	1,760	2.71
Borrowings	33,122	507	6.21	48,131	479	4.04

Total interest-bearing liabilities	740,064	6,310	3.46	686,284	3,525	2.08

Non-interest-bearing liabilities	130,930			110,515

Total liabilities	870,994			796,799

Shareholders’ equity	80,817			74,650

Total liabilities and shareholders’ equity	$951,811			$871,449

Net interest income		$8,241			$7,989

Interest rate spread			3.35%			3.88%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.86%			4.13%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.51%			.25%

Average interest-earning assets to interest-bearing liabilities	117.07%			114.22%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $82,000 and $78,000, in 2006 and 2005 respectively.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31,2006 Compared to Three months ended March 31, 2005
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$374	$1,940	$2,314

Securities	395	84	479
Other interest-earning assets(1)	215	29	244

Total interest-earning assets	984	2,053	3,037

Interest expense attributable to:
Transactions accounts	63	1,415	1,478
Time deposits	397	882	1,279
Borrowings	(181)	209	28

Total interest-bearing liabilities	279	2,506	2,785

Increase (decrease) in net interest income	$705	$(453)	$252

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $400,000 for the three months ended Mach 31, 2006, an increase of $50,000 as compared to the $350,000 provision recorded during the same period in 2005. Non-performing loans increased to $9,107,000 or 1.22% of total loans outstanding at March 31, 2006, compared to $9,045,000 or 1.24% at December 31, 2005, and increased from the March 31, 2005 level of $5,222,000 or .72% of then total loans outstanding. Net charge-offs, year to date 2006, were $592,000 or .33% on an annualized basis to average loans, compared to the $244,000 and .14% for the first three months of 2005. The majority of the loans charged-off in the first quarter of 2006 had been reserved for in previous periods. The allowance for loan losses was 81% of non-performing loans on March 31, 2006 compared to 84% at the end of 2005 and 140% at March 31, 2005. The increase in non-performing loans from the first quarter of 2005 was the result of two commercial loan relationships. The first relationship is for $2,300,000, that is collateralized with business assets, which was placed on non-accrual status in the third quarter of 2005, and the second for $2,600,000 that is collateralized with commercial real estate, which was placed on non-accrual status in the fourth quarter of 2005. Management continues to monitor these relationships and has established appropriate reserves. The increase in charge-offs, non-performing loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio led to the increase in the provision by $50,000 (14%) over the first quarter of 2005. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $14,701,000 at March 31, 2006 and $14,108,000 at December 31, 2005. This represents 1.55% of total assets at March 31, 2006 compared to 1.47% at December 31, 2005. Total non-performing assets as of March 31, 2006 increased from the level at March 31, 2005 when total non-performing assets were $6,631,000 or .75% of total assets. The largest increases to non-performing assets since the first quarter of 2005 were two pieces of commercial real estate, totaling approximately $3,000,000, that were added to other real estate owned as a result of a deed being turned over to the Bank in lieu of foreclosure. These properties were the part of the same relationship as the $2,300,000 in non-accrual commercial loans.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2006	2005
Balance of allowance at beginning of period	$7,581	$7,214
Recoveries of loans previously charged off:
Commercial loans	8	14
Consumer loans	2	4
Mortgage loans	0	0

Total recoveries	10	18

Loans charged off:
Commercial loans	573	137
Consumer loans	29	38
Mortgage loans	0	87

Total charge-offs	602	262

Net charge-offs	(592)	(244)
Provision for loan losses	400	350

Balance of allowance at end of period	$7,389	$7,320

Net charge-offs to average loans outstanding for period	.33%	.14%

Allowance at end of period to loans at end of period	.99%	1.01%

Allowance to nonperforming loans at end of period	81.14%	140.18%

NON-INTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Three Months ended March 31,
	2006	2005
Non-interest income:
Service charges and fees	$1,129	$791
Gains on sale of real estate loans	239	175
Trust fee income	241	222
Bankcard transaction revenue	285	243
Company owned life insurance earnings	134	133
Other	420	357

Total non-interest income	$2,448	$1,921

As illustrated in Table 5, total non-interest income increased $527,000 (27%) for the first three months of 2006, from $1,921,000 at March 31, 2005 to $2,448,000 at March 31, 2006. Increases for the three months ended March 31, 2006 included service charges and fees (up $338,000, 43%), gains on the sale of real estate loans (up $64,000, 37%) and bankcard transaction revenue (up $42,000, 17%). Other non-interest income included $129,000 in gains on the payoff of some of the Federal Home Loan Bank advances due to the reversal of the remaining purchase accounting adjustment on such advances, which was offset with $59,000 in losses from the sale of other real estate owned. The Federal Home Loan Bank long-term advances were callable advances that were part of the assets purchased in 2002, and were assumed at their fair value at the date of purchase. As rates have risen, the assumed advances fair value had fallen below the amortized liability as of the date they were called.

Contributing to the growth in service charges and fees was revenue from cash management products and included increased lockbox revenue and fees from the Bank’s consolidated returns product. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees from the new lockbox customers and the consolidated returns was approximately $238,000 for the first quarter ended March 31, 2006. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The increase in gains on the sale of real estate loans resulted from increased marketing efforts. The Bank originates fixed rate first mortgage loans and sells them, servicing released, into the secondary market. For the three months ended March 31, 2006, 127 loans with principal balances of $18 million were sold compared to 94 loans with principal balances of $13 million during the same period in 2005. Loans held for sale at March 31, 2006 increased to $3,390,000 from $1,609,000 at December 31, 2005. These loans have been approved by the secondary market buyer and closed by the Bank. The Bank is awaiting settlement, but is not exposed to significant interest rate or pricing risk during the period between closing the loan and settlement.

The increase in trust fee income was a result of continued new business development and equity market advances.

NON-INTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Three Months ended March 31,
	2006	2005
Non-interest expense:
Salaries and benefits	$3,617	$2,757
Occupancy and equipment	979	941
Data processing	354	324
Advertising	131	83
State bank taxes	222	189
Amortization of intangible assets	161	161
Other	1,434	1,244

Total non-interest expense	$6,898	$5,699

As illustrated in Table 6, non-interest expense increased to $6,898,000 in the first three months of 2006 from $5,699,000 in the same period of 2005, an increase of $1,199,000 (21%). The largest increase in non-interest expense was in salaries and benefits, which increased $860,000 (31%) in the first three months of 2006 compared to the same period in 2005. The increase in salaries and benefits included the additional compensation cost for added staffing for the Bank’s cash management operations center which opened in February of 2005, and $241,000 in compensation cost for stock options. The Company recorded this stock option expense of $241,000 in the first quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to the first quarter of 2005 would have resulted in recording stock option compensation expense of $197,000. The operations center was opened to handle the increased lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Other expenses in the first quarter of 2006 also included a $50,000 expense for the Bank’s investment in a low-income housing project. This before tax expense was offset with the reduction of Federal income tax expense resulting from recognition of a $62,000 low-income housing tax credit.

INCOME TAX EXPENSE

During the first three months of 2006, income tax expense decreased $195,000 (16%) from $1,238,000 in the first quarter 2005 to $1,043,000 in the same period of 2006 as a result of the low-income housing tax credit and lower earnings. The effective tax rate decreased to 31.52% for the first three months of 2006 compared to 32.73% for the same period in 2005. Contributing to the decrease in the effective tax rate was the low-income housing tax credit and lower earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $81,000, from $80,447,000 at December 31, 2005 to $80,528,000 at March 31, 2006. In the first three months of 2006, the Company paid a cash dividend of $.18 per share totaling $1,054,000.

On December 16, 2005, the Company’s Board of Directors approved a new share repurchase program. The repurchase program began January 1, 2006 and will expire on December 31, 2006. The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2006, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $3.2 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At March 31, 2006, the Bank’s leverage and total risk-based ratios were 9.01% and 10.36% respectively, which exceed the well-capitalized thresholds.

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

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2005. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2005.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In 2005, the Financial Accounting Standards Board (FASB) issued Financial Accounting Standard (FAS) 154, Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3. This Statement is effective for accounting changes and corrections of errors made after January 1, 2006. This statement applies to voluntary changes in accounting principle and requires retrospective application of the new accounting principle to prior period financial statements. The adoption of this standard did not have a material effect on the Company’s financial statements.

The FASB also issued FAS 155, Accounting for Certain Hybrid Financial Instruments—an amendment of FASB Statements No. 133 and 140. This Statement changes the accounting for various derivatives and securitized financial assets. This Statement shall be effective for all financial instruments acquired, issued, or subject to a remeasurement (new basis) event occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In March 2006, the FASB issued FAS No. 156, “Accounting for Servicing of Financial Assets – an amendment of FASB Statement No. 140,” which changes the accounting for all loan servicing rights which are recorded as the result of selling a loan where the seller undertakes an obligation to service the loan, usually in exchange for compensation. FAS 156 amends current accounting guidance by permitting the servicing right to be recorded initially at fair value and also permits the subsequent reporting of these assets at fair value. FAS 156 is effective beginning January 1, 2007. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2005. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2005. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2006, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended March 31, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
January 1-31, 2006	21,500	$25.97	21,500	178,500
February 1-28, 2006	18,500	$25.75	40,000	160,000
March 1-31, 2006	19,000	$25.75	59,000	141,000

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2005. This repurchase program, which began on January 1, 2006 and will expire on December 31, 2006, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 59,000 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

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

The Bank of Kentucky Financial Corporation

Date: May 5, 2006	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: May 5, 2006	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary