Form 10-Q
period 2006-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2006-08-04
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2006

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of accelerated filer and large accelerated filer in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 18, 2006, 5,833,679 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	June 30 2006	December 31 2005
Assets
Cash and cash equivalents	$31,792	$71,344
Interest bearing deposits with banks	100	100
Available-for-sale securities	59,170	79,552
Held-to-maturity securities	13,631	14,823
Loans held for sale	3,410	1,609
Total loans	787,807	731,059
Less: Allowances for loan losses	7,650	7,581

Net loans	780,157	723,478
Premises and equipment, net	17,626	17,479
FHLB stock, at cost	4,406	4,283
Goodwill	9,867	9,867
Acquisition intangibles, net	2,612	2,935
Cash surrender value of life insurance	19,414	19,078
Accrued interest receivable and other assets	14,959	12,790

Total assets	$957,144	$957,338

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$808,068	$831,110
Short-term borrowings	30,506	4,225
Notes payable	27,979	34,291
Accrued interest payable and other liabilities	7,696	7,265

Total liabilities	874,249	876,891

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,833,679 (2006) and 5,884,079 (2005) shares issued and outstanding	3,098	3,098
Additional paid-in capital	6,957	7,888
Retained earnings	73,561	69,969
Accumulated other comprehensive loss	(721)	(508)

Total shareholders’ equity	82,895	80,447

Total liabilities and shareholders’ equity	$957,144	$957,338

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2006 AND 2005

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
INTEREST INCOME
Loans, including related fees	$14,344	$11,739	$27,549	$22,635
Securities and other	1,053	550	2,317	1,090

Total interest income	15,397	12,289	29,866	23,725

INTEREST EXPENSE
Deposits	6,268	3,489	12,071	6,535
Borrowings	586	563	1,093	1,042

Total interest expense	6,854	4,052	13,164	7,577

Net interest income	8,543	8,237	16,702	16,148
Provision for loan losses	400	475	800	825

Net interest income after provision for loan losses	8,143	7,762	15,902	15,323

NON-INTEREST INCOME
Service charges and fees	1,229	1,092	2,358	1,883
Gain/(loss) on securities	0	0	0	0
Gain on loans sold	220	276	459	451
Other	1,125	972	2,205	1,927

Total non-interest income	2,574	2,340	5,022	4,261

NON-INTEREST EXPENSE
Salaries and benefits	3,718	3,007	7,335	5,764
Occupancy and equipment	1,018	987	1,997	1,928
Data processing	329	367	683	691
Advertising	172	186	303	269
Other	2,057	1,663	3,874	3,257

Total non-interest expense	7,294	6,210	14,192	11,909

INCOME BEFORE INCOME TAXES	3,423	3,892	6,732	7,675
Less: income taxes	1,043	1,277	2,086	2,515

NET INCOME	$2,380	$2,615	$4,646	$5,160

Other comprehensive income (loss)	(125)	206	(213)	(137)

COMPREHENSIVE INCOME	$2,255	$2,821	$4,433	$5,023

Earnings per share, basic	$.41	$.44	$.79	$.87
Earnings per share, diluted	$.41	$.44	$.79	$.87

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data -unaudited)

	2006	2005
Balance January 1	$80,447	$73,664
Comprehensive Income:
Net Income	4,646	5,160
Change in net unrealized gain(loss), net of tax	(213)	(137)

Total Comprehensive Income	4,433	5,023

Cash dividends paid	(1,054)	(829)
Exercise of stock options (24,300 and 4,600 shares), including tax benefit	509	96
Stock-based compensation expense	490	—
Stock repurchase and retirement (74,700 and 28,000 shares)	(1,930)	(724)

Balance June 30	$82,895	$77,230

Dividends per share	$0.18	$0.14

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2006	2005
Cash Flows from Operating Activities

Net income	$4,646	$5,160
Adjustments to reconcile net income to net cash From operating activities	(2,040)	1,076

Net cash from operating activities	2,606	6,236

Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	0	(100)
Proceeds from paydowns and maturities of held-to-maturity securities	1,181	2,640
Proceeds from paydowns and maturities of available-for-sale securities	99,080	7,910
Purchases of held-to-maturity securities	0	(5,880)
Purchases of available-for-sale securities	(78,467)	0
Net change in loans	(61,340)	(15,202)
Proceeds from the sale of other real estate	3,511	821
Property and equipment expenditures	(866)	(1,790)

Net cash from investing activities	(36,901)	(11,601)

Cash Flows from Financing Activities

Net change in deposits	(23,042)	(12,599)
Net change in short-term borrowings	26,281	3,081
Proceeds from exercise of stock options	509	96
Cash dividends paid	(1,054)	(829)
Stock repurchase and retirement	(1,930)	(725)
Payments on note payable	(6,021)	(20)

Net cash from financing activities	(5,257)	(10,996)

Net change in cash and cash equivalents	(39,552)	(16,361)
Cash and cash equivalents at beginning of period	71,344	47,406

Cash and cash equivalents at end of period	$31,792	$31,045

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2006

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

To prepare financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments, in particular, are subject to change.

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 2006 and 2005, 315,828 and 300,258 options were not considered, as they were not dilutive, and for the six months ended June 2006 and 2005, 316,021 and 297,849 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Weighted average shares outstanding	5,840,915	5,911,373	5,853,945	5,917,338
Dilutive effects of assumed exercises of Stock Options	26,923	37,350	28,650	38,040

Shares used to compute diluted Earnings per share	5,867,838	5,948,723	5,882,595	5,955,378

Note 4 – Stock Compensation:

The Company recorded stock option expense of $250,000 ($214,000 net of taxes) and $490,000 ($418,000 net of taxes) in the three and six months ended June 30, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, no stock-based compensation cost was reflected in net income for the three and six months ended June 30, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share as reported for the periods indicated and the effect if expense was treated in accordance with SFAS 123(R).

The adoption of SFAS 123(R) had the following effect on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

(Dollars in thousands, except per share data)

	For the Three Months Ended June 30, 2006			For the Six Months Ended June 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Income before income taxes	$3,673	$(250)	$3,423	$7,222	$(490)	$6,732
Income taxes	1,079	(36)	1,043	2,158	(72)	2,086

Net Income	$2,594	$(214)	$2,380	$5,064	$(418)	$4,646

Basic earnings per share	$.44	$(.03)	$.41	$.87	$(.08)	$.79
Diluted earnings per share	.44	(.03)	.41	.86	(.07)	.79

The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

	For the Three Months Ended June 30, 2005			For the Six Months Ended June 30, 2005
	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123(R)	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123(R)
Income before income taxes	$3,892	$(201)	$3,691	$7,675	$(397)	$7,278
Income taxes	1,277	(31)	1,246	2,515	(57)	2,458

Net Income	$2,615	$(170)	$2,445	$5,160	$(340)	$4,820

Basic earnings per share	$.44	$(.03)	$.41	$.87	$(.06)	$.81
Diluted earnings per share	.44	(.03)	.41	.87	(.06)	.81

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

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7,650,000 or .97% of total loans was an appropriate estimate of losses within the loan portfolio as of June 30, 2006. This estimate resulted in a provision for loan losses on the income statement of $800,000 for the six months ended June 30, 2006. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting second quarter results was growth in loans and revenue. Total loans grew $41,596,000 in the second quarter or 22% on an annualized basis, and revenues increased $540,000 or 5% from the second quarter of 2005, which was offset by an increase in non-interest expense of $1,084,000, or 17% in the same time period. The revenue increase was the result of increases in net interest income of $306,000 or 4% and non-interest income of $234,000 or 10% in the second quarter of 2006, as compared to the same period in 2005. The largest increases in non-interest expense were salaries and employee benefits expense which increased $711,000 or 24%, and included compensation cost for expensing stock options. The Company recorded stock option expense of $250,000 in the second quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to the second quarter of 2005 would have resulted in recording stock option compensation expense of $201,000, $170,000 after taxes. When the second quarter of 2005 is adjusted for the additional option expense, the diluted earnings per share would equal the $.41 recorded in the second quarter of 2006.

FINANCIAL CONDITION

Total assets at June 30, 2006 were $957,144,000 as compared to $957,338,000 at December 31, 2005, a decrease of $194,000 (less than 1%). Loans outstanding increased $56,748,000 (8%) from $731,059,000 at December 31, 2005 to $787,807,000 at June 30, 2006, while available-for-sale securities, cash and due balances and federal funds sold decreased $20,382,000 (26%), $11,990,000 (29%) and $27,562,000 (90%) respectively, for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the second quarter of 2006 came from increases in commercial loans of $15,947,000 (12%) and nonresidential real estate loans of $38,567,000 (13%). Management believes the growth in the commercial and nonresidential real estate reflects the current strength in the demand for commercial and nonresidential real estate loans. The decrease in available-for-sale securities was the result of short-term investments maturing. These securities had been pledged as collateral for public fund deposits, which have decreased approximately $44,000,000 since December 31, 2005. Federal funds sold balances were reduced by the growth in loans and the decrease in deposits from December 31, 2005.

Deposits decreased $23,042,000 (3%) to $808,068,000 at June 30, 2006, compared to $831,110,000 at December 31, 2005, while short-term borrowings increased $26,281,000 (622%) to $30,506,000 at June 30, 2006 from $4,225,000 at December 31, 2005. The decrease in deposits was affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public fund deposits were down approximately $44,000,000 from December 31, 2005 to June 30, 2006. Deposits other than public fund deposits increased approximately $21,000,000 since December 31, 2005, with the largest increase from Money Market accounts which have increased $46,299,000 in 2006. The Bank’s Money Market Index account, which is indexed to short term interest rates, has seen the majority of the growth as depositors have moved and invested funds into this attractive yielding account. The sharp increase in short-term borrowing was used to fund the strong loan growth in the first half of 2006. Notes payable as of June 30, 2006 decreased by $6,312,000, as compared to the same period in 2005, as a result of $6,000,000 in Federal Home Loan Bank advances being called in the first six months of 2006.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	June 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$333,893	42.3%	$295,326	40.4%
One- to four-family residential real estate loans	184,316	23.4	183,644	25.1
Commercial loans	152,640	19.3	136,693	18.7
Consumer loans	19,834	2.5	20,046	2.7

Construction and land development loans	91,905	11.7	89,847	12.3
Municipal obligations	5,954	0.8	6,171	0.8

Total loans	$788,542	100.0%	$731,727	100.0%

Less:
Deferred loan fees	735		668
Allowance for loan losses	7,650		7,581

Net loans	$780,157		$723,478

RESULTS OF OPERATIONS

GENERAL

Net income year to date decreased from $5,160,000 ($.87 diluted earnings per share) in 2005 to $4,646,000 ($.79 diluted earnings per share) in 2006, a decrease of $514,000 (10%). Net income for the quarter ended June 30, 2006 was $2,380,000 ($.41 diluted earnings per share) as compared to $2,615,000 ($.44 diluted earnings per share) during the same period of 2005, a decrease of $235,000 (9%). The primary reason for the decrease in earnings from 2005 was a $2,283,000 (19%) increase in non-interest expense as described below, which was offset by a $1,315,000 (6%) increase in revenues. The increase in revenue included a $554,000 (3%) increase in net interest income and $761,000 (18%) increase in non-interest income. The increase in non-interest expense was due in part to additional compensation costs for added staffing at the Bank’s cash management operations center, which opened in February of 2005, and the additional $490,000 in expense for stock options. The operations center was opened to handle lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Contributing to the increase in non-interest income was service charges and fees (up $475,000, 25%), which included increased revenue from cash management products.

NET INTEREST INCOME

Net interest income increased $306,000 (4%) in the second quarter of 2006 as compared to the same period in 2005, while the year to date total increased $554,000 (3%) from $16,148,000 in 2005 to $16,702,000 in 2006. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities funding earning assets). As illustrated in

Table 3, net interest income was positively impacted by the volume additions, which includes the effect of net free funds, to the balance sheet by $679,000, and was offset by the rate variance, which had a $381,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets as more immediately repriceable deposits and CD’s have repriced than have short-term assets. Also, long-term assets have repriced at relatively lower rates.

As illustrated in Table 2, growing demand deposit balances, coupled with rising rates, increased the impact of net free funds to the net interest margin by 49%, going from 37 basis points in the second quarter of 2005 to 55 basis points in same period of 2006. The balance sheet growth in the second quarter of 2006 was driven by the growth in deposits since June 2005, which funded the increase in average earning assets of $74 million from the second quarter of 2005, while the mix of these added earning assets reduced the extent of the favorable volume variance. Of the additional $74 million average earning assets added since the second quarter of 2005, $39 million consisted of higher yielding loans and $35 million consisted of lower yielding overnight investments and securities. This mix is in contrast to the current total portfolio mix, with average earning assets consisting of 88% loans and 12% lower yielding overnight investments and securities. The net interest margin of 3.98% for the second quarter of 2006 was 21 basis points lower than the 4.19% net interest margin for the second quarter of 2005. The lower yielding mix of earning assets added since the second quarter of 2005 and a flat yield curve contributed to the lower net interest margin. Also contributing to the drop in the net interest margin was higher average balances of non-performing assets in the second quarter of 2006, as compared to the same period in 2005. However, as of June 30, 2006, nonperforming loan balances were $811,000 lower as compared to June 30, 2005.

The Bank uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. As shown below, the June 30, 2006 simulation analysis indicates that the Bank is in an asset sensitive position, and that an increase in interest rates would have a positive effect on net interest income, and a decrease in rates would have a negative effect on net interest income.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	.46%
Increase 100 bp	.30
Decrease 100 bp	(.50)
Decrease 200 bp	(1.73)

Tables 2 and 3 sets forth certain information relating to the Bank’s average balance sheet information and reflect the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2006 and 2005 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2006			Three Months ended June 30, 2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$768,004	$14,372	7.51%	$729,139	$11,766	6.47%
Securities (2)	87,884	921	4.20	60,963	544	3.58
Other interest-earning assets	14,279	186	5.22	6,464	69	4.28

Total interest-earning assets	870,167	15,479	7.13	796,566	12,379	6.23

Non-interest-earning assets	84,133			74,959

Total assets	$954,300			$871,525

Interest-bearing liabilities:
Transaction accounts	391,405	3,022	3.10	349,784	1,423	1.63
Time deposits	312,776	3,246	4.16	271,826	2,066	3.05
Borrowings	38,257	586	6.14	53,431	563	4.23

Total interest-bearing liabilities	742,438	6,854	3.70	675,041	4,052	2.41

Non-interest-bearing liabilities	130,489			120,126

Total liabilities	872,927			795,167

Shareholders’ equity	81,373			76,358

Total liabilities and shareholders’ equity	$954,300			$871,525

Net interest income		$8,625			$8,327

Interest rate spread			3.43%			3.82%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.98%			4.19%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.55%			.37%

Average interest-earning assets to interest-bearing liabilities	117.20%			118.00%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $82,000 and $90,000, in 2006 and 2005 respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2006 and 2005 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30,2006			Six Months ended June 30, 2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$753,316	$27,605	7.39%	$722,097	$22,687	6.34%
Securities (2)	94,489	1,927	4.11	61,017	1,071	3.54
Other interest-earning assets	20,470	496	4.89	7,124	135	3.82

Total interest-earning assets	868,275	30,028	6.97	790,238	23,893	6.10

Non-interest-earning assets	84,823			81,249

Total assets	$953,098			$871,487

Interest-bearing liabilities:
Transaction accounts	391,965	5,786	2.98	362,428	2,709	1.51
Time deposits	313,590	6,285	4.04	267,407	3,826	2.89
Borrowings	38,254	1,093	5.76	50,796	1,042	4.14

Total interest-bearing liabilities	743,809	13,164	3.57	680,631	7,577	2.24

Non-interest-bearing liabilities	128,193			115,349

Total liabilities	872,002			795,980

Shareholders’ equity	81,096			75,507

Total liabilities and shareholders’ equity	$953,098			$871,487

Net interest income		$16,864			$16,316

Interest rate spread			3.40%			3.86%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.92%			4.16%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.52%			.30%

Average interest-earning assets to interest-bearing liabilities	116.73%			116.10%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35% tax rate. The tax equivalent adjustment was $162,000 and $168,000, in 2006 and 2005 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30,2006 Compared to Three months ended June 30, 2005 Increase (Decrease) Due to			Six months ended June 30, 2006 Compared to Six months ended June 30, 2005 Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$654	$1,952	$2,606	$1,023	$3,894	$4,918

Securities	271	106	377	667	189	856
Other interest-earning assets(1)	99	18	117	317	44	361

Total interest-earning assets	1,024	2,076	3,100	2,007	4,128	6,135

Interest expense attributable to:
Transactions accounts	188	1,411	1,599	240	2,837	3,077
Time deposits	345	835	1,180	747	1,713	2,459
Borrowings	(188)	211	23	(299)	350	51

Total interest-bearing liabilities	345	2,457	2,802	688	4,899	5,587

Increase (decrease) in net interest income	$679	$(381)	$298	$1,319	$(771)	$548

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $800,000 for the six months ended June 30, 2006, a decrease of $25,000 compared to the $825,000 provision recorded during the same period in 2005. For the second quarter of 2006 the provision for loan losses was $400,000, a decrease of $75,000 compared to the $475,000 provision for the second quarter of 2005. Non-performing loans decreased 33%, to $6,081,000 or .77% of total loans outstanding at June 30, 2006, compared to $9,045,000 or 1.24% at December 31, 2005. Non-performing loans also decreased 12% from the June 30, 2005 level of $6,892,000 or .94% of total loans outstanding. Management continues to monitor these relationships and has established appropriate reserves. Net charge-offs, year to date 2006, were $731,000 or .20% on an annualized basis to average loans, compared to the $675,000 and .19% for the first six months of 2005. The majority of the loans charged-off in the first half of 2006 had been reserved for in previous periods. The allowance for loan losses was 126% of non-performing loans on June 30, 2006 compared to 84% at the end of 2005 and 107% at June 30, 2005. The decrease in non-performing loans from December 31, 2005 included a $2,800,000 commercial loan that was foreclosed on by the Bank and classified as “other real estate owned”. The decrease in non-performing loans, and the Bank’s continued process of evaluating inherent risk in the loan portfolio led to the decrease in the provision by $75,000 (16%) from the second quarter of 2005. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $11,199,000 at June 30, 2006 and $14,108,000 at December 31, 2005. This represents 1.17% of total assets at June 30, 2006 compared to 1.47% at December 31, 2005. Total non-performing assets as of June 30, 2006 increased from the level at June 30, 2005 when total non-performing assets were $8,228,000 or .94% of total assets. The largest decreases to non-performing assets since the December 31, 2005 was the result of $3,511,000 in proceeds for the sale of certain real estate, which resulted in a total of $214,000 in losses on the sale of these properties.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Balance of allowance at beginning of period	$7,389	$7,320	$7,581	$7,214
Recoveries of loans previously charged off:
Commercial loans	8	1	16	16
Consumer loans	0	3	2	6
Mortgage loans	0	0	0	0

Total recoveries	8	4	18	22

Loans charged off:
Commercial loans	(117)	(381)	(690)	(518)
Consumer loans	(28)	(54)	(57)	(92)
Mortgage loans	(2)	(0)	(2)	(87)

Total charge-offs	(147)	(435)	(749)	(697)

Net charge-offs	(139)	(431)	(731)	(675)
Provision for loan losses	400	475	800	825
Balance of allowance at end of period	$7,650	$7,364	$7,650	$7,364

Net charge-offs to average loans outstanding for period	.07%	.24%	.20%	.19%

Allowance at end of period to loans at end of period	.97%	1.00%	.97%	1.00%

Allowance to nonperforming loans at end of period	125.80%	106.85%	125.80%	106.85%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Non-interest income:

Service charges and fees	$1,229	$1,092	$2,358	$1,883
Gain on sale of securities	0	0	0	0
Gains on sale of real estate loans	220	276	459	451
Trust Fee Income	251	227	492	449
Bankcard transaction revenue	326	267	611	510
Company owned life insurance earnings	202	118	336	251
Other	346	360	766	717

Total non-interest income	$2,574	$2,340	$5,022	$4,261

As illustrated in Table 6, total non-interest income increased $761,000 (18%) for the first six months of 2006 from $4,261,000 at June 30, 2005 to $5,022,000 at June 30, 2006. For the second quarter of 2006 non-interest income increased $234,000 (10%) to $2,574,000 compared to $2,340,000 for the same period in 2005. Increases for the six months ended June 30, 2006 included service charges and fees (up $475,000, 25%), bankcard transaction revenue (up $101,000, 20%), and Company owned life insurance earnings (up $85,000, 34%). Other non-interest income included $202,000 in gains on the payoff of certain Federal Home Loan Bank advances, due to the reversal of the remaining purchase accounting adjustment on such advances, which was offset with $214,000 in losses from the sale of other real estate owned. The Federal Home Loan Bank long-term advances were callable advances that were part of the assets purchased in 2002, and were assumed at their fair value at the date of purchase. As rates have risen, the assumed advances fair value had fallen below the amortized liability as of the date they were called thus resulting in the gain.

Contributing to the growth in service charges and fees was revenue from cash management products and included increased lockbox revenue and fees from the Bank’s consolidated returns product. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees from the new lockbox customers and the consolidated returns was approximately $505,000 for the first six months ended June 30, 2006. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The increase in company owned life insurance earnings was the result of the additional $6,500,000 invested in company owned life insurance in December of 2005.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Non-interest expense:

Salaries and benefits	$3,718	$3,007	$7,335	$5,764
Occupancy and equipment	1,018	987	1,997	1,928
Data processing	329	367	683	691
Advertising	172	186	303	269
State bank taxes	213	252	501	504
Amortization of intangible assets	162	162	323	323
Other	1,682	1,249	3,050	2,430

Total non-interest expense	$7,294	$6,210	$14,192	$11,909

As illustrated in Table 7, non-interest expense increased to $14,192,000 in the first half of 2006 and to $7,294,000 for the second quarter of 2006 from $11,909,000 and $6,210,000 in the same periods of 2005, an increase of $2,283,000 (19%) and $1,084,000 (17%) The largest increase in non-interest expense was in salaries and benefits, which increased $1,571,000 (27%) in the first six months of 2006 compared to the same period in 2005. The increase in salaries and benefits included the additional compensation cost for added staffing for the Bank’s cash management operations center which opened in February of 2005, and $490,000 in compensation cost for stock options. The Company recorded this stock option expense of $490,000 in the first six months of 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to the first six months of 2005 would have resulted in recording stock option compensation expense of $397,000. The operations center was opened to handle the increased lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Other expenses in the first six months of 2006 included a $99,000 expense for the Bank’s investment in a low-income housing project. This before tax expense was offset with the reduction of Federal income tax expense resulting from recognition of a $124,000 low-income housing tax credit.

INCOME TAX EXPENSE

During the first six months of 2006, income tax expense decreased $429,000 (17%) from $2,515,000 in the first six months of 2005 to $2,086,000 in the same period of 2006 as a result of the low-income housing tax credit, higher tax-free income and lower earnings. The effective tax rate decreased to 30.99% for the first six months of 2006 compared to 32.77% for the same period in 2005. Contributing to the decrease in the effective tax rate was the low-income housing tax credit, higher tax-free income and lower earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $2,448,000, from $80,447,000 at December 31, 2005 to $82,895,000 at June 30, 2006. In the first six months of 2006, the Company paid a cash dividend of $.18 per share totaling $1,054,000.

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

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2006, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $1,800,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2006, the Bank’s leverage and total risk-based ratios were 9.24% and 10.20% respectively, which exceed the well-capitalized thresholds.

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2006, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended June 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
April 1-30, 2006	0	$0	59,000	141,000
May 1-31, 2006	3,700	$25.47	62,700	137,300
June 1-30, 2006	12,000	$26.00	74,700	125,300

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2005. This repurchase program, which began on January 1, 2006 and will expire on December 31, 2006, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 74,700 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3. Defaults Upon Senior Securities

Not applicable

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 21, 2006. The matters voted on at the meeting and the results of these votes are as follows.

(1)	Election of four directors of BKFC for terms expiring in 2009:

	For	Against/Withheld	Abstentions
Harry J. Humpert	4,829,600	18,405	—
Herbert H. Works	4,827,186	20,819	—
John P. Williams Jr.	4,782,219	65,786	—
Robert W. Zapp	4,784,669	63,336	—

(2)	Ratification of the selection of Crowe Chizek and Company LLC as the independent registered public accounting firm of BKFC for the current fiscal year:

For	Against/Withheld	Abstentions
4,799,766	35,256	12,983

Item 5. Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: August 4, 2006	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: August 4, 2006	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary