Form 10-Q
period 2006-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2006-11-06
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2006

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

As of November 3, 2006, 5,818,629 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	September 30 2006	December 31 2005
Assets
Cash and cash equivalents	$29,105	$71,344
Interest bearing deposits with banks	100	100
Available-for-sale securities	61,279	79,552
Held-to-maturity securities	12,406	14,823
Loans held for sale	3,566	1,609
Total loans	809,526	731,059
Less: Allowances for loan losses	6,747	7,581

Net loans	802,779	723,478
Premises and equipment, net	17,377	17,479
FHLB stock, at cost	4,470	4,283
Goodwill	9,867	9,867
Acquisition intangibles, net	2,451	2,935
Cash surrender value of life insurance	19,585	19,078
Accrued interest receivable and other assets	13,468	12,790

Total assets	$976,453	$957,338

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$812,766	$831,110
Short-term borrowings	46,486	4,225
Notes payable	23,940	34,291
Accrued interest payable and other liabilities	8,661	7,265

Total liabilities	891,853	876,891

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,818,629 (2006) and 5,884,079 (2005) shares issued and outstanding	3,098	3,098
Additional paid-in capital	6,695	7,888
Retained earnings	75,140	69,969
Accumulated other comprehensive loss	(333)	(508)

Total shareholders’ equity	84,600	80,447

Total liabilities and shareholders’ equity	$976,453	$957,338

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
INTEREST INCOME
Loans, including related fees	$15,440	$12,484	$42,989	$35,119
Securities and other	816	605	3,133	1,695

Total interest income	16,256	13,089	46,122	36,814

INTEREST EXPENSE
Deposits	6,775	4,243	18,846	10,778
Borrowings	854	530	1,947	1,572

Total interest expense	7,629	4,773	20,793	12,350

Net interest income	8,627	8,316	25,329	24,464
Provision for loan losses	(500)	(650)	(1,300)	(1,475)

Net interest income after provision for loan losses	8,127	7,666	24,029	22,989

NON-INTEREST INCOME
Service charges and fees	1,706	1,230	4,064	3,113
Gain/(loss) on securities	0	0	0	0
Gain on loans sold	259	289	718	740
Other	1,163	996	3,368	2,923

Total non-interest income	3,128	2,515	8,150	6,776

NON-INTEREST EXPENSE
Salaries and benefits	3,696	3,317	11,031	9,081
Occupancy and equipment	1,022	982	3,019	2,910
Data processing	283	345	966	1,036
Advertising	239	173	542	442
Other	2,003	1,771	5,877	5,028

Total non-interest expense	7,243	6,588	21,435	18,497

INCOME BEFORE INCOME TAXES	4,012	3,593	10,744	11,268
Less: income taxes	1,270	1,125	3,356	3,640

NET INCOME	$2,742	$2,468	$7,388	$7,628

Other comprehensive income (loss)	389	(156)	176	(293)

COMPREHENSIVE INCOME	$3,131	$2,312	$7,564	$7,335

Earnings per share, basic	$.47	$.42	$1.26	$1.29
Earnings per share, diluted	$.47	$.42	$1.26	$1.28

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except per share data - unaudited)

	2006	2005
Balance January 1	$80,447	$73,664
Comprehensive Income:
Net Income	7,388	7,628
Change in net unrealized gain(loss), net of tax	176	(293)

Total Comprehensive Income	7,564	7,335

Cash dividends paid	(2,217)	(1,774)
Exercise of stock options (25,950 and 4,600 shares), including tax benefit	542	96
Stock-based compensation expense	633	0
Stock repurchase and retirement (91,400 and 33,000 shares)	(2,369)	(854)

Balance September 30	$84,600	$78,467

Dividends per share	$0.38	$0.30

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2006	2005
Cash Flows from Operating Activities

Net income	$7,388	$7,628
Adjustments to reconcile net income to net cash From operating activities	(695)	938

Net cash from operating activities	6,693	8,566
Cash flows from Investing Activities

Net change in interest-bearing deposits with banks	0	(100)
Proceeds from paydowns and maturities of held-to-maturity securities	2,402	3,735
Proceeds from paydowns and maturities of available-for-sale securities	99,548	8,366
Purchases of held-to-maturity securities	0	(5,880)
Purchases of available-for-sale securities	(80,437)	(5,002)
Net change in loans	(84,583)	(16,732)
Proceeds from the sale of other real estate	5,296	935
Property and equipment expenditures	(1,001)	(2,185)

Net cash from investing activities	(58,775)	(16,863)
Cash Flows from Financing Activities

Net change in deposits	(18,344)	17,627
Net change in short-term borrowings	42,261	(5,547)
Proceeds from exercise of stock options	542	96
Cash dividends paid	(2,217)	(1,774)
Stock repurchase and retirement	(2,369)	(854)
Payments on note payable	(10,030)	(31)

Net cash from financing activities	9,843	9,517

Net change in cash and cash equivalents	(42,239)	1,220
Cash and cash equivalents at beginning of period	71,344	47,406

Cash and cash equivalents at end of period	$29,105	$48,626

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2006

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended September 2006 and 2005, 286,302 and 291,334 options were not considered, as they were not dilutive, and for the nine months ended September 2006 and 2005, 289,949 and 295,680 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2006	2005	2006	2005
Weighted average shares outstanding	5,823,978	5,904,470	5,843,956	5,913,049
Dilutive effects of assumed exercises of Stock Options	35,322	37,417	33,204	37,809

Shares used to compute diluted Earnings per share	5,859,300	5,941,887	5,877,160	5,950,858

Note 4 – Stock-Based Compensation:

The Company recorded stock option expense of $142,000 (no tax effect as all were incentive stock options) and $633,000 ($560,000 net of taxes) for the three and nine months ended September 30, 2006, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006. In accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, no stock-based compensation cost was reflected in net income for the three and nine months ended September 30, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share as reported for the periods indicated and the effect if expense was treated in accordance with SFAS 123(R).

The adoption of SFAS 123(R) had the following effect on reported amounts compared with amounts that would have been reported using the intrinsic value method under previous accounting.

(Dollars in thousands, except per share data)

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2006			September 30, 2006
	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported	Using Previous Accounting	SFAS 123(R) Adjustment	As Reported
Income before income taxes	$4,154	$(142)	$4,012	$11,377	$(633)	$10,744
Income taxes	1,270	(0)	1,270	3,429	(73)	3,356

Net Income	$2,884	$(142)	$2,742	$7,948	$(560)	$7,388

Basic earnings per share	$.50	$(.03)	$.47	$1.36	$(.10)	$1.26
Diluted earnings per share	.49	(.02)	.47	1.35	(.09)	1.26

The following table illustrates the effect on the prior year comparable period net income and earnings per share if expense had been measured using the fair value recognition provisions of SFAS No 123(R).

	For the Three Months Ended			For the Nine Months Ended
	September 30, 2005			September 30, 2005
	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123(R)	As Reported	SFAS 123(R) Adjustment	If Under SFAS 123(R)
Income before income taxes	$3,593	$(116)	$3,477	$11,268	$(513)	$10,755
Income taxes	1,125	(0)	1,125	3,640	(57)	3,583

Net Income	$2,468	$(116)	$2,352	$7,628	$(456)	$7,172

Basic earnings per share	$.42	$(.02)	$.40	$1.29	$(.08)	$1.21
Diluted earnings per share	.42	(.02)	.40	1.28	(.07)	1.21

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

Note 7 – Newly Issued But Not Yet Effective Accounting Standards:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The new standard is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $6,747,000 or .83% of total loans was an appropriate estimate of losses within the loan portfolio as of September 30, 2006. This estimate resulted in a provision for loan losses on the income statement of $1,300,000 for the nine months ended September 30, 2006. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting results from the third quarter and first nine months of 2006 was the growth in loans and revenue. Total loans have grown $78,467,000 since December 31, 2005 or 14% on an annualized basis, and revenues increased $924,000 or 9% from the third quarter of 2005, which was offset by an increase in non-interest expense of $655,000, or 10% in the same time period. The revenue increase was the result of increases in net interest income of $311,000 or 4% and non-interest income of $613,000 or 24% in the third quarter of 2006, as compared to the same period in 2005. Contributing to the increase in non-interest income was service charge fees from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of the Bank paying items that overdraw the account up to a set limit. The largest increases in non-interest expense were salaries and employee benefits expense, which increased $379,000 or 11%, and included compensation cost for expensing stock options. The Company recorded stock option expense of $142,000 in the third quarter of 2006 in accordance with FAS 123(R), adopted on January 1, 2006. For comparison purposes, applying the new standards of

FAS 123(R) to the third quarter of 2005 would have resulted in recording stock option compensation expense of $116,000. When the third quarter of 2005 is adjusted for the additional option expense, the diluted earnings per share would have been $.40, or 18% lower than the third quarter of 2006.

The provision for loan losses decreased by $150,000 (23%) in the third quarter of 2006 as compared to the same period in 2005, resulting primarily from lower levels of non-performing loans. The Company’s non-performing loans (.59% of total loans) hit its lowest level in two years. Contributing to the decrease in non-performing loans was the charge-off of a $1,400,000 commercial loan, which was reserved for in previous quarters, and led to the decrease in the allowance for loan losses to .83% of loans. Management considers the allowance for loan losses adequate to cover probable incurred losses in the loan portfolio at September 30, 2006.

FINANCIAL CONDITION

Total assets at September 30, 2006 were $976,453,000 as compared to $957,338,000 at December 31, 2005, an increase of $19,115,000 (2%). Loans outstanding increased $78,467,000 (11%) from $731,059,000 at December 31, 2005 to $809,526,000 at September 30, 2006, while available-for-sale securities, cash and due balances and federal funds sold decreased $18,273,000 (23%), $11,581,000 (28%) and $30,658,000 (100%) respectively, for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the third quarter of 2006 came from increases in commercial loans of $18,398,000 (13%) and nonresidential real estate loans of $47,504,000 (16%). Management believes the growth in the commercial and nonresidential real estate reflects the current strength in the demand for commercial and nonresidential real estate loans. The decrease in available-for-sale securities was the result of short-term investments maturing. These securities had been pledged as collateral for public fund deposits, which have decreased approximately $61,000,000 since December 31, 2005. Federal funds sold balances were reduced by the growth in loans and the decrease in deposits from December 31, 2005.

Deposits decreased $18,344,000 (2%) to $812,766,000 at September 30, 2006, compared to $831,110,000 at December 31, 2005, while short-term borrowings increased $42,261,000 to $46,486,000 at September 30, 2006 from $4,225,000 at December 31, 2005. The decrease in deposits was affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public fund deposits were down approximately $61,000,000 from December 31, 2005 to September 30, 2006. Deposits other than public fund deposits increased approximately $43,000,000 since December 31, 2005, with the largest increase from Money Market accounts, which have increased $61,515,000 in 2006. The Bank’s Money Markey Index account, which is indexed to short term interest rates, has seen the majority of the growth as depositors have moved and invested funds into this attractive yielding account. The sharp increase in short-term borrowing was used to fund the strong loan growth in the first nine months of 2006. Notes payable as of September 30, 2006 decreased by $10,351,000, from December 31, 2005 as a result of $10,000,000 in Federal Home Loan Bank advances being called in the first nine months of 2006.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	September 30, 2006		December 31, 2005
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$342,829	42.3%	$295,326	40.4%
One- to four-family residential real estate loans	185,758	22.9	183,644	25.1
Commercial loans	155,579	19.2	136,693	18.7
Consumer loans	19,285	2.4	20,046	2.7
Construction and land development loans	100,439	12.4	89,847	12.3
Municipal obligations	6,329	0.8	6,171	0.8

Total loans	$810,219	100.0%	$731,727	100.0%

Less:
Deferred loan fees	693		668
Allowance for loan losses	6,747		7,581

Net loans	$802,779		$723,478

RESULTS OF OPERATIONS

GENERAL

Net income year to date decreased from $7,628,000 ($1.28 diluted earnings per share) in 2005 to $7,388,000 ($1.26 diluted earnings per share) in 2006, a decrease of $240,000 (3%). Net income for the quarter ended September 30, 2006 was $2,742,000 ($.47 diluted earnings per share) as compared to $2,468,000 ($.42 diluted earnings per share) during the same period of 2005, an increase of $274,000 (11%). The primary reason for the decrease in earnings from 2005 was a $2,938,000 (16%) increase in non-interest expense as described below, which was offset by a $2,239,000 (7%) increase in revenues. The increase in revenue included an $865,000 (4%) increase in net interest income and a $1,374,000 (20%) increase in non-interest income. The increase in non-interest expense was due in part to additional compensation costs for added staffing at the Bank’s cash management operations center, which opened in February of 2005, and the additional $633,000 in expense for stock options. The operations center was opened to handle lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Contributing to the increase in non-interest income was service charges and fees (up $951,000 or 31%), which included increased revenue from cash management products and service charge fees from the Bank’s new overdraft program that was implemented in the third quarter of 2006.

NET INTEREST INCOME

Net interest income increased $311,000 (4%) in the third quarter of 2006, as compared to the same period in 2005, while the year to date total increased $865,000 (4%) from $24,464,000 in 2005 to $25,329,000 in 2006. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities and equity funding earning assets). As illustrated in Table 4, net interest income was positively impacted by the volume additions to the balance sheet by $545,000, and was offset by the rate variance, which had a $233,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets as more immediately repriceable deposits and CD’s have repriced sooner than have short-term assets. Also, long-term assets have repriced at relatively lower rates.

As illustrated in Table 2, growing non-interest bearing liabilities and equity, coupled with rising rates, increased the impact of net free funds to the net interest margin by 31%, going from 45 basis points in the third quarter of 2005 to 59 basis points in same period of 2006. The net interest margin of 3.95% for the third quarter of 2006 was 16 basis points lower than the 4.11% net interest margin for the third quarter of 2005. Average earning assets increased $64,886,000, or 8% to $874,949,000 from the third quarter of 2005 to the third quarter of 2006, primarily reflecting growth in the loan portfolio. Average interest bearing liabilities increased $67,621,000, or 10% to $747,082,000 from the third quarter of 2005 to the third quarter of 2006, with growth in money market accounts, time deposits and short-term borrowings.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2006 simulation analysis indicates that the Company is in a relatively neutral interest rate sensitive position and any instantaneous movements would have a negligible effect on net interest income. A neutral interest rate sensitive position means that a relatively equal dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities.

Net interest income estimates are summarized below.

Interest Rate	Net Interest Income Change
Increase 200 bp	(.04)%
Increase 100 bp	.06
Decrease 100 bp	(.11)
Decrease 200 bp	(.84)

Tables 2 and 3 set forth certain information relating to the Bank’s average balance sheet information and reflect the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2006 and 2005 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2006			Three Months ended September 30, 2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$795,775	$15,474	7.71%	$738,268	$12,512	6.72%
Securities (2)	73,928	786	4.22	59,463	533	3.56
Other interest-earning assets	5,246	78	5.90	12,332	125	4.02

Total interest-earning assets	874,949	16,338	7.41	810,063	13,170	6.45

Non-interest-earning assets	84,019			72,405

Total assets	$958,968			$882,468

Interest-bearing liabilities:
Transaction accounts	377,998	3,259	3.42	339,653	1,688	1.97
Time deposits	312,294	3,516	4.47	295,137	2,555	3.43
Borrowings	56,790	854	5.97	44,671	530	4.71

Total interest-bearing liabilities	747,082	7,629	4.05	679,461	4,773	2.79

Non-interest-bearing liabilities	127,760			124,778

Total liabilities	874,842			804,239
Shareholders’ equity	84,126			78,229

Total liabilities and shareholders’ equity	$958,968			$882,468

Net interest income		$8,709			$8,397

Interest rate spread			3.36%			3.66%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.95%			4.11%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.59%			.45%

Average interest-earning assets to interest-bearing liabilities	117.12%			119.22%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.50% and 35% tax rate in 2006 and 2005, respectively. The tax equivalent adjustment was $82,000 and $81,000, in 2006 and 2005 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2006 and 2005 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2006			Nine Months ended September 30, 2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$767,625	$43,078	7.50%	$727,547	$35,198	6.47%
Securities (2)	87,560	2,713	4.14	60,493	1,605	3.55
Other interest-earning assets	15,340	574	5.00	8,879	260	3.92

Total interest-earning assets	870,525	46,365	7.11	796,919	37,063	6.21

Non-interest-earning assets	84,551			78,269

Total assets	$955,076			$875,188

Interest-bearing liabilities:
Transaction accounts	387,258	9,045	3.12	354,753	4,397	1.66
Time deposits	313,153	9,801	4.18	276,752	6,381	3.08
Borrowings	44,153	1,947	5.90	48,383	1,572	4.34

Total interest-bearing liabilities	744,564	20,793	3.73	679,888	12,350	2.43

Non-interest-bearing liabilities	128,393			118,876

Total liabilities	872,957			798,764
Shareholders’ equity	82,119			76,424

Total liabilities and shareholders’ equity	$955,076			$875,188

Net interest income		$25,572			$24,713

Interest rate spread			3.38%			3.78%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.93%			4.15%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.55%			.37%

Average interest-earning assets to interest-bearing liabilities	116.92%			117.21%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.50% and 35% tax rate in 2006 and 2005, respectively. The tax equivalent adjustment was $243,000 and $249,000, in 2006 and 2005 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30, 2006 Compared to Three months ended September 30, 2005			Nine months ended September 30, 2006 Compared to Nine months ended September 30, 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,016	$1,946	$2,962	$2,024	$5,856	$7,880

Securities	142	111	253	808	300	1,108
Other interest-earning assets(1)	(90)	43	(47)	228	86	314

Total interest-earning assets	1,069	2,099	3,168	3,060	6,242	9,302

Interest expense attributable to:
Transactions accounts	208	1,363	1,571	437	4,211	4,648
Time deposits	154	807	961	923	2,497	3,420
Borrowings	162	162	324	(148)	523	375

Total interest-bearing liabilities	524	2,332	2,856	1,212	7,231	8,443

Increase (decrease) in net interest income	$545	$(233)	$312	$1,848	$(989)	$859

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,300,000 for the nine months ended September 30, 2006, a decrease of $175,000 compared to the $1,475,000 provision recorded during the same period in 2005. For the third quarter of 2006 the provision for loan losses was $500,000, a decrease of $150,000 compared to the $650,000 provision for the third quarter of 2005. Non-performing loans decreased 47%, to $4,804,000 or .59% of total loans outstanding at September 30, 2006, compared to $9,045,000 or 1.24% at December 31, 2005. Non-performing loans also decreased 34% from the September 30, 2005 level of $7,277,000 or 1.00% of total loans outstanding. Management continues to monitor these relationships and has established appropriate reserves. Net charge-offs, through September 30, 2006, were $2,134,000 or .37% on an annualized basis to average loans, compared to the $1,108,000 and .20% for the first nine months of 2005. The majority of the loans charged-off in the first nine months of 2006, including a $1,400,000 commercial loan charged off in the third quarter of 2006, had been reserved for in previous periods. The allowance for loan losses was 140% of non-performing loans on September 30, 2006 compared to 84% at the end of 2005 and 104% at September 30, 2005. In addition to the $1,400,000 loan charged off in the third quarter, the decrease in non-performing loans from December 31, 2005 included a $2,800,000 commercial loan that was foreclosed on by the Bank and classified as “other real estate owned”. The decrease in non-performing loans, and the Bank’s continuing process of evaluating inherent risk in the loan portfolio led to the decrease in the provision by $150,000 (23%) from the third quarter of 2005. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $8,238,000 at September 30, 2006 and $14,108,000 at December 31, 2005. This represents .84% of total assets at September 30, 2006 compared to 1.47% at December 31, 2005. Total non-performing assets as of September 30, 2006 decreased from the level at September 30, 2005 when total non-performing assets were $11,521,000 or 1.28% of total assets. The largest decreases to non-performing assets since the December 31, 2005 was the result of $5,296,000 in proceeds from the sale of certain real estate, which resulted in a total of $265,000 in losses on the sale of these properties.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2006	2005	2006	2005
Balance of allowance at beginning of period	$7,650	$7,364	$7,581	$7,214
Recoveries of loans previously charged off:
Commercial loans	21	44	37	60
Consumer loans	15	3	17	9
Mortgage loans	0	0	0	0

Total recoveries	36	47	54	69

Loans charged off:
Commercial loans	(1,376)	(399)	(2,066)	(917)
Consumer loans	(51)	(60)	(108)	(152)
Mortgage loans	(12)	(21)	(14)	(108)

Total charge-offs	(1,439)	(480)	(2,188)	(1,177)

Net charge-offs	(1,403)	(433)	(2,134)	(1,108)
Provision for loan losses	500	650	1,300	1,475
Balance of allowance at end of period	$6,747	$7,581	$6,747	$7,581

Net charge-offs to average loans outstanding for period	.70%	.23%	.37%	.20%

Allowance at end of period to loans at end of period	.83%	1.04%	.83%	1.04%

Allowance to nonperforming loans at end of period	140.40%	104.17%	140.40%	104.17%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2006	2005	2006	2005
Service charges and fees	$1,706	$1,230	$4,064	$3,113
Gain on sale of securities	0	0	0	0
Gains on sale of real estate loans	259	289	718	740
Trust Fee Income	290	250	782	699
Bankcard transaction revenue	317	260	928	770
Company owned life insurance earnings	171	119	507	370
Other	385	367	1,151	1,084

Total non-interest income	$3,128	$2,515	$8,150	$6,776

As illustrated in Table 6, total non-interest income increased $1,374,000 (20%) for the first nine months of 2006 from $6,776,000 at September 30, 2005 to $8,150,000 at September 30, 2006. For the third quarter of 2006 non-interest income increased $613,000 (24%) to $3,128,000 compared to $2,515,000 for the same period in 2005. Increases for the nine months ended September 30, 2006 included service charges and fees (up $951,000, 31%), bankcard transaction revenue (up $158,000, 21%), and Company owned life insurance earnings (up $137,000, 37%). Other non-interest income included $202,000 in gains on the payoff of certain Federal Home Loan Bank advances, due to the reversal of the remaining purchase accounting adjustment on such advances, which was offset with $265,000 in losses from the sale of other real estate owned. The Federal Home Loan Bank long-term advances were callable advances that were part of the assets purchased in 2002, and were assumed at their fair value at the date of purchase. As rates have risen, the assumed advances fair value had fallen below the amortized liability as of the date they were called thus resulting in the gain.

Contributing to the growth in service charges and fees was revenue from cash management products and service charge fees from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of the Bank paying items that overdraw the account up to a set limit. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The new cash management products included increased lockbox revenue and fees from the Bank’s consolidated returns product. The related fees from the new lockbox customers and the consolidated returns was approximately $346,000 higher in the first nine months ended September 30, 2006 as compared to the same period in 2005. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The increase in company owned life insurance earnings was the result of the additional $6,500,000 invested in company owned life insurance in December of 2005.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2006	2005	2006	2005
Salaries and benefits	$3,696	$3,317	$11,031	$9,081
Occupancy and equipment	1,022	982	3,019	2,910
Data processing	283	345	966	1,036
Advertising	239	173	542	442
State bank taxes	276	252	777	756
Amortization of intangible assets	162	162	485	485
Other	1,565	1,357	4,615	3,787

Total non-interest expense	$7,243	$6,588	$21,435	$18,497

As illustrated in Table 7, non-interest expense increased to $21,435,000 in the first nine months of 2006 and to $7,243,000 for the third quarter of 2006 from $18,497,000 and $6,588,000 in the same periods of 2005, an increase of $2,938,000 (16%) and $655,000 (10%), respectively. The largest increase in non-interest expense was in salaries and benefits, which increased $1,950,000 (21%) in the first nine months of 2006 compared to the same period in 2005. The increase in salaries and benefits included the additional compensation cost for added staffing for the Bank’s cash management operations center, which opened in February of 2005, and $633,000 in compensation cost for stock options. The Company recorded this stock option expense of $633,000 in the first nine months of 2006 in accordance with FAS 123(R), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to the first nine months of 2005 would have resulted in recording stock option compensation expense of $513,000. The operations center was opened to handle the increased lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Other expenses in the first nine months of 2006 included a $149,000 expense for the Bank’s investment in a low-income housing project. This before tax expense was offset with the reduction of Federal income tax expense resulting from recognition of an $186,000 low-income housing tax credit.

INCOME TAX EXPENSE

During the first nine months of 2006, income tax expense decreased $284,000 (8%) from $3,640,000 in the first nine months of 2005 to $3,356,000 in the same period of 2006 as a result of the low-income housing tax credit and lower earnings. For the third quarter of 2006 income tax expense increased $145,000 (13%) to $1,270,000 compared to $1,125,000 for the same period in 2005 as a result of higher earnings. The effective tax rate decreased to 31.24% for the first nine months of 2006 compared to 32.30% for the same period in 2005. Contributing to the decrease in the effective tax rate was the low-income housing tax credit and lower earnings. For the third quarter of 2006 the effective tax rate increased to 31.66% compared to 31.31% for the same period of 2006, as a result of a higher estimated statutory tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As seen on the statement of cash flows, cash and cash equivalents have decreased $42,239,000, from $71,344,000 at December 31, 2005 to $29,105,000 at September 30, 2006. This reduction is a result of loan growth and the cyclical runoff of public fund deposits in the first nine months of 2006. In addition to the public funds that normally increase in the fourth quarter of the year, the Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $4,153,000, from $80,447,000 at December 31, 2005 to $84,600,000 at September 30, 2006. In the first nine months of 2006, the Company paid a cash dividend of $.38 per share totaling $2,217,000.

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

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2006, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $1,205,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2006, the Bank’s leverage and total risk-based ratios were 9.40% and 10.13% respectively, which exceed the well-capitalized thresholds.

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

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS:

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (FIN 48), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158 – Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in the funded status in the year in which the changes occur through comprehensive income. The new standard is effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Company’s financial statements.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (SAB 108). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a potential current year misstatement. Prior to SAB 108, companies might evaluate the materiality of financial statement misstatements using either the income statement or balance sheet approach, with the income statement approach focusing on new misstatements added in the current year, and the balance sheet approach focusing on the cumulative amount of misstatement present in a company’s balance sheet. Misstatements that would be material under one approach could be viewed as immaterial under another approach, and not be corrected. SAB 108 now requires that companies view financial statement misstatements as material if they are material according to either the income statement or balance sheet approach. This statement is effective as of the end of the fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of adopting SAB 108 on the consolidated financial statements.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2006, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

The Bank of Kentucky Financial Corporation

PART II OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company and the Bank are involved in litigation incidental to the conduct of business, but neither the Company nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse affect on the Company or the Bank.

Item 1A. Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended September 30, 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
July 1-31, 2006	12,000	$26.25	86,700	113,300
August 1-31, 2006	4,700	$26.25	91,400	108,600
September 1-30, 2006	0	$0	91,400	108,600

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2005. This repurchase program, which began on January 1, 2006 and will expire on December 31, 2006, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 91,400 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

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

The Bank of Kentucky Financial Corporation

Date: November 6, 2006	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: November 6, 2006	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary