Form 10-K
period 2006-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2007-03-15
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2006

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

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2006 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $89,000,000.

At March 1, 2007 there were 5,788,874 shares of the registrant’s Common Stock issued and outstanding.

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

On January 29, 2007, the Company announced that it had executed a definitive merger agreement to acquire FNB Bancorporation, Inc. (“FNB”) and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”), pursuant to which First Bank will be merged with and into the Bank and operate under the Bank’s name. Consideration for this all cash merger transaction is expected to total $22 million. The merger transaction is expected to close in the second quarter of 2007, and is subject to regulatory approvals, the approval of FNB’s shareholders and other customary conditions to closing. As of December 31, 2006 FNB had total assets of approximately $79 million and shareholders’ equity of approximately $12.1 million.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$359,943	44.2%	$295,326	40.4%	$290,684	40.3%	$249,683	37.8%	$216,579	35.6%

Residential real estate loans	181,534	22.3	183,644	25.1	188,140	26.1	175,492	26.5	176,546	29.1
Commercial loans	151,213	18.6	136,693	18.7	130,760	18.2	130,022	19.7	119,446	19.7
Consumer loans	19,260	2.3	20,046	2.7	20,606	2.9	19,367	2.9	19,258	3.2
Construction and land development loans	95,812	11.8	89,847	12.3	84,690	11.8	82,356	12.5	72,522	11.9
Municipal obligations	6,970	0.8	6,171	0.8	5,074	0.7	4,183	0.6	3,013	0.5

Total loans	$814,732	100.0%	$731,727	100.0%	$719,954	100.0%	$661,103	100.0%	$607,364	100.0%

Less:
Deferred loan fees	631		668		797		661		549
Allowance for loan losses	6,918		7,581		7,214		6,855		6,408

Net loans	$807,183		$723,478		$711,943		$653,587		$600,407

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2006, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2006:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial loans	$91,201	$59,209	$804	$151,213
Construction and land development loans	95,812	—	—	95,812

Total	$187,013	$59,209	$804	$247,025

Interest sensitivity:
With fixed rates		$24,892	$234
With variable rates		34,317	570

Total		$59,209	$804

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans generally have terms to maturity of between 10 and 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one, three or five years based upon the interest rates of the applicable one, three or five year U.S. Treasury security then offered. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%.

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

At December 31, 2006, the Bank had a total of $360 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the Northern Kentucky metropolitan area. Such loans comprised approximately 44% of the Bank’s total loans at such date, $589,000 of which were nonperforming.

Residential Real Estate Loans. The Bank originates permanent conventional loans secured by first mortgages on single-family and multi-family residential properties located in the Northern Kentucky area. The Bank also originates a limited amount of loans for the construction of residential properties and home equity loans secured by second mortgages on residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $182 million at December 31, 2006, and represented 22% of total loans at such date. At December 31, 2006, the Bank had $2,429,000 of non-performing loans of this type.

Loans held for sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2006 these loans totaled $4,009,000.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout Northern Kentucky and the metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2006, the Bank had $151 million, or 19% of total loans, invested in commercial loans, $1,315,000 of which was non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2006, the Bank had $19 million, or 2% of total loans, invested in consumer loans, $39,000 of which was non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or to dispose of the unfinished project. At December 31, 2006, a total of $96 million, or approximately 12% of the Bank’s total loans, consisted of construction and land development loans, $601,000 of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2006, the Bank had $7 million, or 0.8% of total loans, invested in municipal obligation loans, none of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee for approval or rejection. If, however, the loan relationship is in excess of $1.5 million, the loan will be submitted to the Bank’s Executive Committee for approval or rejection.

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

The Bank has developed a risk-rating system to quantify commercial loan quality. The system assigns a risk rating from 1 to 9 for each loan. Classified commercial loans are those with risk ratings of 7 or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s exposure. Losses or partial losses will be taken when they are recognized.

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

The aggregate amounts of the Bank’s classified assets at December 31, 2006, were as follows:

(In thousands)
Substandard (risk rating 7)	$12,370
Doubtful (risk rating 8)	1,519
Loss (risk rating 9)	0

Total classified assets	$13,889

The following table reflects the amount of loans in delinquent status as of December 31, 2006:

(In thousands)
Loans delinquent
30 to 59 days	$12,340
60 to 89 days	2,102
90 or more days	2,068

Total delinquent loans	$16,510

Ratio of total delinquent loans to total loans	2.03%

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2006, the Bank had designated $6.1 million as impaired loans, a portion of these loans are included in the non-accrual and 90 days past due totals below. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate:
Nonresidential	$318	$2,996	$1,319	$489	$0
Residential	1,630	95	941	181	318
Construction	601	941	217	174	248
Commercial	356	2,664	1,010	622	365
Consumer and other	0	0	0	0	0

Total	2,905	6,696	3,487	1,466	931

Accruing loans which are contractually past due 90 days or more:
Real estate:
Nonresidential	$271	$67	$361	$800	$358
Residential	799	1,225	1,115	843	2,292
Construction	0	114	0	0	324
Commercial	959	850	113	310	158
Consumer and other loans	39	93	69	54	109

Total	$2,068	2,349	1,658	2,007	3,241

Total of non-accrual and 90 days past due loans	$4,973	$9,045	$5,145	$3,473	$4,172

Percentage of total loans	0.61%	1.24%	.72%	.53%	.69%

Other nonperforming assets(2)	$2,981	$5,063	$1,434	$1,239	$1,754

(1)	Non-accrual status denotes loans on which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are either applied to the outstanding principal balance or recorded as interest income, depending on management’s assessment of the collectibility of the loan.
(2)	Consists of real estate acquired through foreclosure, which is carried at the lower of cost (fair value at disclosure) or fair value less estimated selling expenses.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2006, the Bank’s allowance for loan losses totaled $6.9 million.

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

The following table sets forth an analysis of the Bank’s allowance for loan losses for the periods indicated:

	Year ended at December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance of allowance at beginning of period	$7,581	$7,214	$6,855	$6,408	$4,244
Recoveries of loans previously charged off:
Commercial loans	41	67	8	5	10
Consumer loans	40	11	2	26	9
Mortgage loans	0	0	0	1	6

Total recoveries	81	78	10	32	25

Loans charged off:
Commercial loans	2,208	1,127	936	335	152
Consumer loans	185	277	360	226	211
Mortgage loans	51	132	30	114	115

Total charge-offs	2,444	1,536	1,326	675	478

Net charge-offs	(2,363)	(1,458)	(1,316)	(643)	(453)
Provision for loan losses	1,700	1,825	1,675	1,090	1,235
Merger adjustment	0	0	0	0	1,382

Balance of allowance at end of period	$6,918	$7,581	$7,214	$6,855	$6,408

Net charge-offs to average loans outstanding for period	.30%	.20%	.19%	.10%	.10%

Allowance at end of period to loans at end of period	.85%	1.04%	1.00%	1.04%	1.06%

Allowance to nonperforming loans at end of period	139.11%	83.81%	140.21%	197.38%	153.60%

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Loan type
Commercial	$3,360	$3,827	$3,537	$3,369	$3,139
Real estate	2,520	2,571	2,528	2,499	2,433
Consumer, CRA and credit cards	1,038	1,183	1,149	987	836

Total allowance for loan losses	$6,918	$7,581	$7,214	$6,855	$6,408

The Bank decreased its allowance for loan losses from $7.6 million at December 31, 2005, to $6.9 million at December 31, 2006, due primarily to the amount of the allowance allocated to impaired loans. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see the Management Discussion and Analysis section of this form 10-K.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2006		2005		2004
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

U.S. Government agency obligations	0	0	0	0	0	0
Municipal and other obligations	12,028	11,815	14,823	14,551	12,062	12,129

Total held-to-maturity securities	$12,028	$11,815	$14,823	$14,551	$12,062	$12,129

Available-for-sale securities:

U.S.Treasury	14,995	14,996	0	0	0	0
U.S. Government agency obligations	90,958	90,575	78,931	78,147	50,903	50,749
Corporate obligations	1,355	1,355	1,405	1,405	1,455	1,455

Total available-for-sale securities	$107,308	$106,926	$80,336	$79,552	$52,358	$52,204

The following table sets forth the carrying value of the Bank’s securities portfolio at December 31, 2006 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one And within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
			(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	2,352	4.04%	5,376	4.37%	4,300	4.63%	0	0.00%	12,028	4.40%

Available for sale:
U.S. Treasury	14,996	4.31%	0	0.00%	0	0.00%	0	0.00%	14,996	4.31%
Corporate obligations	0	0.00%	0	0.00%	0	0.00%	1,355	5.39%	1,355	5.39%
U.S. Government agency obligations	57,246	4.37%	29,305	4.89%	3,562	4.02%	462	6.16%	90,575	4.53%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2006 the Bank had $15.5 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank had $2 million in deposits from outside its market area as of December 31, 2006.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2006:

Maturity	At December 31, 2006
(In thousands)
Three months or less	$22,305
Over 3 months to 6 months	30,120
Over 6 months to 12 months	35,546
Over 12 months	21,759

Total	$109,730

Short-Term Borrowings. In addition to repurchase agreements the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2006, 2005 and 2004, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2006	2005	2004
	(Dollars in thousands)
Maximum balance at any month-end during the period	$46,486	$39,656	$31,013
Average balance	16,904	9,632	15,985
Weighted average interest rate	4.81%	2.97%	1.78%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2006	2005	2004
Short-term borrowings outstanding	$15,960	$4,225	$9,161
Weighted average interest rate	3.96%	3.21%	1.78%

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

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2006, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or repricing of the Bank’s liabilities exceed the contractual terms to maturity or repricing of the Bank’s earning assets in twelve month period by $163.6 million. While this table based on contractual terms shows a negative “gap”, the Bank’s interest rate model which incorporates assumptions based on historical behavior shows a negative “gap” of $72.9 million. The difference is a result of the Bank’s interest rate model assumption that the balances in NOW and Savings accounts react within a two-year timeframe to market rate changes, rather than repricing immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and Savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

	Within 3 Months	4 - 12 Months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$18,135	$0	$0	$0	$18,135
Interest bearing deposits with banks	100	0	0	0	100
Securities	59,274	21,212	34,681	8,324	123,491
Loans receivable (1)	358,103	117,730	328,875	12,076	816,784

Total interest-earning assets	435,612	138,942	363,556	20,400	958,510

Interest-bearing liabilities:
Savings deposits	32,203	0	0	0	32,203
Money market deposit accounts	183,237	0	0	0	183,237
NOW accounts	226,941	0	0	0	226,941
Certificates of deposit	53,997	175,354	45,141	0	274,492
IRA’s	6,703	26,739	14,593	0	48,035
Federal funds purchased	0	0	0	0	0
Repurchase agreements	15,960	0	0	0	15,960
Notes payable	17,000	0	6,110	797	23,907

Total interest-bearing liabilities	536,041	202,093	65,844	797	804,775

Interest-earning assets less
Interest-bearing liabilities	$(100,429)	$(63,151)	$297,712	$19,603	$153,735

Cumulative interest-rate sensitivity gap	$(100,429)	$(163,580)	$134,132	$153,735

Cumulative interest-rate gap as a
Percentage of total interest earning assets	(10.48)%	(17.07)%	13.99%	16.04%

(1)	Excludes the allowance for loan losses, in process accounts and purchase accounting adjustments.

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

Employees

As of December 31, 2006, the Bank had 251 full-time employees and 63 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

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

The Bank is subject to guidance on sound risk management practices for concentrations in commercial real estate lending as set forth in final guidance issued in December 2006 by The Office of the Comptroller of the Currency, the FRB and the FDIC. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Also, this guidance directs institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides collateral with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2006, the maximum the Bank could lend to any one borrower generally equaled $11.9 million and equaled $17.9 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

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

The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2006:

	At December 31, 2006
	BKFC		The Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$91,973	9.48%	$91,650	9.46%
Requirement	38,790	4.00	38,737	4.00

Excess	$53,183	5.48%	$52,913	5.46%

Total risk-based	$98,891	10.20%	$98,568	10.18%
Requirement	77,581	8.00	77,474	8.00

Excess	$21,310	2.20%	$21,094	2.18%

Leverage ratio	$91,973	9.13%	$91,650	9.11%
Requirement	40,294	4.00	40,240	4.00

Excess	$51,679	5.13%	$51,410	5.11%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 90 days of reaching that capitalization level, except under limited circumstances. The Bank’s capital levels at December 31, 2006, meet the standards for the highest level, a “well-capitalized” institution.

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

Dividend Restrictions

The ability of BKFC to pay cash dividends to its stockholders depends on the amount of dividends that may be declared and paid by the Bank and on BKFC’s $10 million borrowing line of credit, which currently has $.5 million outstanding. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies.

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

At December 31, 2006, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount equal to $1.7 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review. In 2006, BKFC paid a cash dividend of $0.38 per share totaling $2,217,000.

FDIC Deposit Insurance and Assessments

The FDIC is an independent federal agency that insures the deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The Bank’s deposits are insured up to applicable limits by the Deposit Insurance Fund (“DIF”) of the FIDC, which is the successor to the Bank Insurance Fund (the “BIF”) and the Savings Association Insurance Fund (the “SAIF”), which were merged in 2006. The FDIC is required to maintain designated levels of reserves in each fund.

The FDIC is authorized to establish annual assessment rates for deposit insurance for each of its members. The FDIC may increase assessment rates if necessary to restore the fund’s ratio of reserves to insured deposits to its target level within a reasonable time and may decrease such rates if such target level has been met. The FDIC has established a risk-based assessment system. Under this system, assessments vary based on the risk the institution poses to its deposit insurance fund. The risk level is determined based on the institution’s capital level and the FDIC’s level of supervisory concern about the institution.

FRB Reserve Requirements

FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $45.8 million of such accounts (subject to an exemption of up to $8.5 million), and of 10% of net transaction accounts in excess of $45.8 million. At December 31, 2006, the Bank was in compliance with this reserve requirement.

Acquisitions of Control

Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks

The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consist of two components, the first is the membership component which is equal to .15% of the Bank’s total assets, the second is an activity component that is equal to 2%-4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4,537,000 at December 31, 2006. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

In 1996 the Kentucky legislature passed legislation to replace the “Bank Shares Tax” with the “Local Deposits Franchise Tax” and the “Kentucky Bank Franchise Tax”. The “Kentucky Bank Franchise Tax” is an annual tax equal to 1.1% of net capital after apportionment if applicable. The value of net capital is calculated annually by deducting from total capital an amount equal to the same percentage of the total as the book value of United States obligations bears to the book value of the total assets of the financial institution. The Bank pays a portion of it’s franchise tax to the state of Ohio based on revenue apportioned to that state. The “Local Deposits Franchise Tax” is an annual tax of up to .025% imposed by each city and county on bank deposits within their jurisdictions.

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

An Investment in Our Common Stock is Not an Insured Deposit.

Our common stock is not a bank deposit and, therefore, is not insured against loss by the FDIC, and any other deposit insurance fund, or by any other public or private entity. Investment in our common stock is inherently risky for the reasons described in this “Risk Factors” section and elsewhere in this Form 10-K, and is subject to the same market forces that may affect the price of common stock in any company. As a result, if you acquire our common stock, you may lose some or all of your investment.

We may experience difficulties in effectively integrating FNB.

We may not be successful in maintaining the customer base from the FNB acquisition, and or achieving the planned cost savings associated with the acquisition.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of BKFC during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s, Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

BKFC’s common stock is quoted on the OTC Bulletin Board under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2006	High	Low
First Quarter	$26.00	$25.00
Second Quarter	28.00	25.00
Third Quarter	28.00	26.25
Fourth Quarter	26.70	25.55

Fiscal Year 2005	High	Low
First Quarter	$26.45	$25.50
Second Quarter	26.00	25.75
Third Quarter	26.50	25.75
Fourth Quarter	26.25	25.75

There were 5,794,699 shares of common stock of BKFC outstanding on December 31, 2006, which were held of record by 980 shareholders. The Board of Directors declared cash dividends of $.14 per share in March 2005, and $.16 per share in September 2005, and $.18 per share in March 2006, and $.20 per share in September 2006.

The following table shows information relating to the repurchase of shares by the Company during the fourth quarter of 2006:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
October 1-31, 2006	—	—	—	—
November 1-30, 2006	—	—	—	—
December 1-31, 2006	27,000	$26.25	118,400	81,600

(1)	The Company maintained a share repurchase program that was approved by the Company’s board of directors in December of 2005. This repurchase program, which expired on December 31, 2006, authorized the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 118,400 of the 200,000 shares authorized for repurchase had been repurchased. The Company did not terminate any plan prior to its expiration date.

In December of 2006 the Company’s Board of Directors approved a new share repurchase program, which authorizes the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time over the next twelve months, beginning January 1, 2007 and expiring December 31, 2007.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan information as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders*	541,453	$25.87	340,800

(*)	Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the stockholders of BKFC in 1997.

Stock Performance Comparison. The following line graph compares the yearly percentage change in BKFC’s cumulative total shareholder return against the cumulative return of an index of small cap U.S. equity stocks (“Russell 2000”) and an index of banks with total assets of more than $500 million and less than $1 billion. The graph assumes the investment of $100 on December 31, 2001. Cumulative total shareholder return is measured by dividing (i) the sum of (A) the cumulative amount of dividends for the measurement period, assuming dividend reinvestment, and (B) the difference between the price of BKFC common shares at the end and at the beginning of the measurement period; by (ii) the price of BKFC common shares at the beginning of the measurement period.

Bank of Kentucky Financial Corporation

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Bank of Kentucky Financial Corporation	100.00	134.91	144.47	124.78	126.24	129.32
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
SNL $500M-$1B Bank Index	100.00	127.67	184.09	208.62	217.57	247.44

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2006. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands Except Per Share Amounts)	For Year Ended December 31st
	2006	2005	2004	2003	2002
Earnings:
Total Interest Income	$63,617	$50,755	$41,591	$39,369	$33,959
Total Interest Expense	29,324	18,132	11,598	12,690	12,120

Net Interest Income	34,293	32,623	29,993	26,679	21,839
Provision for Loan Losses	1,700	1,825	1,675	1,090	1,235
Noninterest Income	11,788	9,085	8,271	8,940	5,515
Noninterest Expense	29,142	25,161	21,602	20,484	13,583

Income Before Income Taxes	15,239	14,722	14,987	14,045	12,536
Federal Income Taxes	4,787	4,595	4,929	4,686	4,085

Net Income	$10,452	$10,127	$10,058	$9,359	$8,451

Per Common Share Data:
Basic Earnings	$1.79	$1.71	$1.69	$1.57	$1.42
Diluted Earnings	1.78	1.70	1.68	1.55	1.41
Dividends Declared and Paid	0.38	0.30	0.23	0.17	0.13
Balances at December 31:
Total Investment Securities	118,954	$94,375	$64,266	$59,535	$59,464
Total Loans	814,101	731,059	719,157	660,442	606,815
Allowance for Loan Losses	6,918	7,581	7,214	6,855	6,408
Total Assets	1,051,563	957,338	878,129	815,976	779,606
Noninterest Bearing Deposits	149,519	135,620	121,454	106,451	91,787
Interest Bearing Deposits	764,908	695,490	631,346	592,276	575,559
Total Deposits	914,427	831,110	752,800	698,727	667,346
Notes Payable	23,907	34,291	37,573	37,850	43,125
Total Shareholders’ Equity	86,883	80,447	73,664	66,689	58,423
Other Statistical Information:
Return on Average Assets	1.08%	1.14%	1.21%	1.19%	1.52%
Return on Average Equity	12.58%	13.11%	14.39%	14.84%	15.35%
Dividend Payout Ratio	21.22%	17.54%	13.61%	10.83%	9.15%
Capital Ratios at December 31:
Total Equity to Total Assets	8.26%	8.40%	8.39%	8.17%	7.50%
Average Equity to Average Assets	8.55%	8.67%	8.38%	8.04%	9.93%
Tier 1 Leverage Ratio	9.13%	9.21%	9.08%	8.87%	9.57%
Tier 1 Capital to Risk-Weighted Assets	9.48%	9.79%	9.50%	9.60%	9.40%
Total Risk-Based Capital to Risk-Weighted Assets	10.20%	10.66%	10.38%	10.54%	10.39%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	.85%	1.04%	1.00%	1.04%	1.06%
Allowance for Loan Losses
To Nonperforming Loans at year end	139.11%	83.81%	140.21%	197.38%	153.60%
Net Charge-Offs to Average Net Loans	0.30%	0.20%	0.19%	0.10%	0.10%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

And the Results of Operations

December 31, 2006

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

The Corporation produced record earnings of $10,452,000 in 2006, which was an increase of $325,000 or 3% over 2005. Contributing to the favorable results in 2006 was strong balance sheet growth in loans and deposits and increased non-interest income, the effects of which were tempered by the flat yield curve and higher non-interest expense.

The balance sheet in 2006 increased $94,225,000, or 10% from 2005 and was driven nearly equally by increased loans and deposits. Total loans increased $83,042,000 or 11% from 2005, while deposits increased $83,317,000 or 10% in the same period. The growth in the balance sheet was the driving force for the increase in net interest income of $1,670,000 or 5% from 2005. While balance sheet growth produced higher net interest income, the flat yield curve contributed to the decrease in the net interest margin, which decreased 16 basis points to 3.90%

in 2006. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets, as more immediately repriceable deposits and CD’s have repriced sooner than have short-term assets. Also, long-term assets have repriced at relatively lower rates.

Contributing to the growth in non-interest income was revenue from cash management products and service charge fees from the Bank’s new overdraft program that was implemented in the third quarter of 2006. The related fees from the new lockbox customers and the consolidated returns was approximately $338,000 higher in 2006 as compared to 2005, while the new overdraft program contributed to the $1,271,000 increase in overdraft revenue.

The largest increases in non-interest expense were salaries and employee benefits expense, which increased $2,722,000 or 22%, and included compensation cost for expensing stock options. The Company recorded stock option expense of $775,000 in 2006 in accordance with FAS 123(R), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to 2005 would have resulted in recording stock option compensation expense of $633,000.

The provision for loan losses decreased by $125,000 (7%) in 2006 as compared to 2005, resulting primarily from lower levels of non-performing loans. Non-performing assets decreased $6,155,000 or 44% from $14,108,000 at the end of 2005 to $7,953,000 at the end of 2006, while net charge offs for 2006 increased to $2,363,000 or .30% of average loans compared to the $1,458,000 or .20% in 2005. The majority of the loans charged-off in 2006, including a $1,400,000 commercial loan charged off in the third quarter of 2006, had been reserved for in previous periods.

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

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of BKFC’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in reporting materially different amounts if conditions or underlying circumstances were to change.

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level the Bank considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance for loan losses. Provisions for loan losses are based on the Bank’s review of it’s historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The Bank’s strategy for credit risk management includes a combination of conservative underwriting, documentation and collections standards, and quarterly management reviews of large loan exposures and loans experiencing deterioration of loan quality.

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

Homogenous loans, such as consumer installment, residential mortgage loans and home equity loans are not individually risk graded. Rather, a range of historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for individual loans or pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in the analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and internal review by the credit department.

Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

FINANCIAL CONDITION

Total assets at December 31, 2006 were $1,051,563,000 as compared to $957,338,000 at December 31, 2005, an increase of $94,225,000 (10%). This growth was nearly equally driven by loans on the asset side of the balance sheet and deposits on the liability side. Total loans increased $83,042,000 (11%) to $814,101,000 at December 31, 2006, compared to $731,059,000 at December 31, 2005. Growth in the commercial and commercial real estate loan portfolios accounted for the majority of the increase in total loans in 2006, with increases of $14,520,000

(10%) and $60,469,000 (20%) respectively. The growth in the commercial and commercial real estate loan portfolio in 2006 was typical for the Bank and reflects the strong local economic activity of the communities in which the Bank operates. The majority of the asset growth was funded by increases in deposits. Total deposits increased $83,317,000 (10%) to $914,427,000 at December 31, 2006, compared to $831,110,000 at December 31, 2005. The largest increase in deposits came from money market accounts, which increased $81,428,000 or 80% from 2005. The Bank’s Money Markey Index account, which is indexed to short term interest rates, has seen the majority of the growth as depositors have moved and invested funds into this attractive yielding account.

Other changes on the asset side of the balance sheet included $24,579,000 (26%) growth in securities, which was partially offset with a $12,523,000 (41%) decrease in short term investments. Contributing to the growth in the securities portfolio was investments in short-term discount notes, which the Bank pledges for collateralization of public fund deposits. Other changes to liabilities included $11,735,000 growth in short-term borrowings that was offset with a decrease in notes payable of $10,384,000. The decrease in notes payable was the result of $10,000,000 in Federal Home Loan Bank advances being called in 2006. Total shareholders’ equity increased $6,436,000 (8%) to $86,883,000 at December 31, 2006, compared to $80,447,000 at December 31, 2005.

The following table illustrates the change in the mix of average assets in 2006 as compared to 2005 and 2004.

Table 1—Average Assets 2006, 2005 and 2004

Average Assets:	2006	As a % of total assets	2005	As a % of total assets	2004	As a % of total assets
Cash and Due from banks	$28,716	3.0%	$34,654	3.9%	$42,364	5.1%
Short term Investments	13,464	1.4%	13,339	1.5%	2,355.3%
Other interest-earning assets	4,477.4%		4,236.5%		4,157.5%
Securities	89,191	9.2%	67,062	7.5%	51,724	6.2%
Loans(net of allowance for loan losses)	772,188	79.5%	720,528	80.9%	686,016	82.2%
Premises and Equipment	17,492	1.8%	17,163	1.9%	16,589	2.0%
Goodwill and Acquisition intangibles	12,474	1.3%	13,080	1.5%	13,296	1.6%
Cash Surrender Value of life insurance	19,407	2.0%	12,786	1.4%	11,869	1.4%
Other Assets	13,905	1.4%	8,019.9%		6,283.7%

Total Average Assets	$971,314	100.0%	$890,867	100.0%	$834,653	100.0%

RESULTS OF OPERATIONS

SUMMARY

Net income was $10,452,000 for the year ended December 31, 2006, compared to $10,127,000 in 2005, an increase of $325,000 (3%). Net income for the year ended December 31, 2005 increased $69,000 (1%) from the $10,058,000 recorded in 2004. The growth in earnings from 2005 to 2006 was driven by increases in non-interest income of $2,703,000 (30%) and net interest income of $1,670,000 (5%), and was offset by an increase in non-interest expense of $3,981,000 (16%). Contributing to the growth in non-interest income were increases in cash management activities and overdraft charges. The growth in the net interest income was driven by the strong balance sheet growth and was offset by the negative impact of the flatness of the yield curve. Contributing to the increase in non-interest expense was added expense for stock options and additional compensation costs for added staffing at the Bank’s cash management operations center, which opened in February of 2005. The operations center was opened to handle lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. The 2005 results reflected a $2,630,000 or 9% increase in the net interest income, which was offset with a $3,559,000 or 16% increase in non-interest expense. Contributing to the increase in non-interest expense in 2005 was the opening of the cash management operations center.

NET INTEREST INCOME

Net interest income grew to $34,293,000 in 2006, an increase of $1,670,000 (5%) over the $32,623,000 earned in 2005. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities and equity funded earning assets). As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $2,785,000, and was offset by the rate variance, which had a $1,127,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets, as more immediately repriceable deposits and CD’s have repriced sooner than have short-term assets. Also, long-term assets have repriced at relatively lower rates. The effect of the flat yield contributed to the decrease in the net interest margin from 4.06% in 2005 to 3.90% in 2006. As illustrated in Table 2, rising interest levels had a positive effect on net free funds, which increased from 39 basis points in 2005 to 56 basis points in 2006.

Net interest income grew to $32,623,000 in 2005, an increase of $2,630,000 (9%) over the $29,993,000 earned in 2004. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds, and drove the increase in the net interest margin from 4.03% in 2004 to 4.06% in 2005. As illustrated in Table 3, net interest income was positively impacted by the volume additions, which includes the effect of net free funds, to the balance sheet by $2,440,000 in 2005, and was helped to a smaller degree by the rate variance, which had a $256,000 positive impact on net interest income. While the general increase in short-term interest rates throughout 2005 enhanced loan and security yields, deposit rates increased as well. Also, longer-term rates did not increase at the same levels as short-term rates, somewhat diminishing the positive impact of the increasing rate environment on the Corporation’s net interest margin. As illustrated in Table 2, lower cash reserve requirements and growing demand deposit balances, coupled with rising rates, nearly doubled the contribution of net free funds to the net interest margin, from 22 basis points in 2004 to 39 basis points in 2005.

As allowed by the Federal Reserve Bank, in the first quarter of 2005, the Bank completed a process to reclassify a portion of its transaction deposits (primarily demand deposits and interest bearing checking accounts) to savings deposits. The effect of this process was a reduction in the amount of cash (approximately $21,000,000) that the Bank was required to hold with the Federal Reserve Bank. The reduction of cash held in reserve was in full effect by the end of April of 2005. The cash balances reduced at the Federal Reserve Bank as a result of the lower reserve requirement contributed in 2005 to both reduce short-term borrowing and increase short-term investments. At year end 2005, short-term borrowings had decreased $4,936,000 and short-term investments had increased $30,658,000 from year end 2004. The lower cash reserve requirement contributed to the increase in the effect of net free funds from .22% in 2004 to .39% in 2005 that can be seen in Table 2. Rising rates also contribute positively to the effect of net free funds. The lower reserve requirement also contributed to the Bank’s percentage of average interest-earning assets to interest-bearing liabilities improving to 117.28% in 2005 from 113.90% in 2004. This improved interest-earning assets to interest-bearing liabilities ratio was the result of earning assets increasing $61,130,000 or 8% and interest bearing liabilities rising only $33,119,000 or 5%. These results are also illustrated in Table 2.

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

Table 2—Average Balance Sheet Rates 2006, 2005 and 2004 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2006			2005			2004
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$779,568	$59,256	7.60%	$727,924	$47,944	6.59%	$693,195	$39,969	5.77%
Securities (2)	89,191	3,760	4.22	67,062	2,436	3.63	51,724	1,686	3.26
Other interest-earning assets	17,941	923	5.14	17,575	709	4.03	6,512	204	3.15

Total interest-earning assets	886,700	63,939	7.21	812,561	51,089	6.29	751,431	41,859	5.57

Non-interest-earning assets	84,614			78,306			83,222

Total assets	971,314			$890,867			$834,653

Interest-bearing liabilities:
Transaction accounts	397,819	13,092	3.29	360,492	6,780	1.88	346,940	3,153.91
Time deposits	315,071	13,623	4.32	285,305	9,255	3.24	259,072	6,660	2.57
Borrowings	44,450	2,609	5.87	47,028	2,097	4.46	53,694	1,785	3.32

Total interest-bearing liabilities	757,340	29,324	3.87	692,825	18,132	2.62	659,706	11,598	1.76

Non-interest-bearing liabilities	130,921			120,780			105,030

Total liabilities	888,261			813,605			764,736
Shareholders’ equity	83,053			77,262			69,917

Total liabilities and shareholders’ equity	971,314			$890,867			$834,653

Net interest income		34,615			$32,957			$30,261

Interest rate spread			3.34%			3.67%			3.81%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.90%			4.06%			4.03%

Effect of Net Free Funds (the difference between the net interest margin and the interest rate spread)			.56%			.39%			.22%

Average interest-earning assets to interest-bearing liabilities	117.08%			117.28%			113.90%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% in 2006 and a 35% tax rate in 2005 and 2004. The tax equivalent adjustment was $322,000, $334,000, and $268,000, in 2006, 2005, and 2004 respectively.

Table 3—Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2006 vs. 2005			2005 vs. 2004
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Loans receivable	$3,567	$7,745	$11,312	$2,077	$5,898	$7,975
Securities	891	433	1,324	541	209	750
Other interest-earning assets(1)	15	199	214	432	73	505

Total interest-earning assets	4,473	8,377	12,850	3,050	6,180	9,230

Interest expense attributable to:
Transaction accounts	766	5,546	6,312	128	3,499	3,627
Time deposits	1,042	3,326	4,368	724	1,871	2,595
Borrowings	(120)	632	512	(242)	554	312

Total interest-bearing liabilities	1,688	9,504	11,192	610	5,924	6,534

Increase (decrease) in net interest income	$2,785	$(1,127)	$1,658	$2,440	$256	$2,696

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,700,000 for the year ended December 31, 2006, compared to $1,825,000 for 2005. The decrease of $125,000 (7%) reflected an improvement in the level non-performing loans in 2006. For the year ended December 31, 2006, net charge offs were $2,363,000 or .30% of average loan balances compared to 2005 figures of $1,458,000 or .20% of average loan balances. The majority of the loans charged-off in 2006, including a $1,400,000 commercial loan charged off in the third quarter of 2006, had been reserved for in previous periods. Total non-accrual loans and loans past due 90 days or more were $4,973,000 (.61% of loans outstanding) at December 31, 2006 compared to $9,045,000 (1.24% of loans outstanding) at December 31, 2005. As the non-performing loan balances decreased, the ratio of the allowance to nonperforming loans (coverage ratio) increased from 84% at the end of 2005 to 139% at the end of 2006. In addition to the $1,400,000 loan charged off in the third quarter, the decrease in non-performing loans from December 31, 2005 included a $2,800,000 commercial loan that was foreclosed on by the Bank and classified as “other real estate owned. Management continues to monitor the nonperforming relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $7,954,000 at December 31, 2006 and $14,108,000 at December 31, 2005. This represents .76% of total assets at December 31, 2006 compared to 1.47% at December 31, 2005. The largest decrease in other real estate owned in 2006 was the sale of two parcels of commercial real estate totaling approximately $3,000,000 that was added to other real estate owned as a result of deeds to the Bank in lieu of foreclosure in 2005. These properties were a part of the same relationship as the $1,400,000 commercial loan that was charged off.

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

The allowance for loan losses as a percentage of total loans was .85% on December 31, 2006, which was down from the 1.04% at December 31, 2005. The change in the loan loss percentage was the result of the decrease in the amount of the allowance allocated to impaired loans. The amount of the allowance allocated to impaired loans at year end 2006 was $1,783,000, which was down 43% from the $3,136,000 at year end 2005. The largest decrease in allocated reserves was the $1,400,000 relationship charged off in the third quarter of 2006. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the increase in the provision for loan losses is directionally consistent with the lower levels of impairments and non-performing loans.

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

For additional information on the allowance for loan losses see the critical accounting policies section of this discussion.

Table 4—Analysis of the allowance for losses for the periods indicated:

	Year ended at December 31,
	2006	2005	2004	2003	2002
	(Dollars in thousands)
Balance of allowance at beginning of period	$7,581	$7,214	$6,855	$6,408	$4,244
Recoveries of loans previously charged off:
Commercial loans	41	67	8	5	10
Consumer loans	40	11	2	26	9
Mortgage loans	0	0	0	1	6

Total recoveries	81	78	10	32	25

Loans charged off:
Commercial loans	2,208	1,127	936	335	152
Consumer loans	185	277	360	226	211
Mortgage loans	51	132	30	114	115

Total charge-offs	2,444	1,536	1,326	675	478

Net charge-offs	(2,363)	(1,458)	(1,316)	(643)	(453)
Provision for loan losses	1,700	1,825	1,675	1,090	1,235
Merger adjustment	0	0	0	0	1,382

Balance of allowance at end of period	$6,918	$7,581	$7,214	$6,855	$6,408

Net charge-offs to average loans outstanding for period	.30%	.20%	.19%	.10%	.10%

Allowance at end of period to loans at end of period	.85%	1.04%	1.00%	1.04%	1.06%

Allowance to nonperforming loans at end of period	139.11%	83.81%	140.21%	197.38%	153.60%

NON-INTEREST INCOME

Table 5—Major Components of non-interest income (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
Non-interest income:	2006	2005	2004	2006/2005	2005/2004
Service charges and fees	$5,976	$4,297	$3,680	39%	17%
Gain on sale of securities	0	0	10	0	(100)
Gains on sale of real estate loans	1,056	965	1,281	9	(25)
Trust fee income	1,088	928	779	17	19
Bankcard transaction revenue	1,298	1,050	812	24	29
Company owned life insurance earnings	700	472	485	48	(3)
Other	1,670	1,373	1,224	22	12

Total non-interest income	$11,788	$9,085	$8,271	30%	10%

Total non-interest income increased $2,703,000 (30%) in 2006 from $9,085,000 in 2005 to $11,788,000 in 2006. Increases for 2006 included service charges and fees (up $1,679,000, 39%), bankcard transaction revenue (up $248,000, 24%), trust fee income (up $160,000, 17%), gains on the sale of real estate loans (up $91,000, 9%), and standby letters of credit fees (up $53,000, 12%). Other non-interest income included $202,000 in gains on the payoff of certain Federal Home Loan Bank advances, due to the reversal of the remaining purchase accounting adjustment on such advances, which was offset with $264,000 in losses from the sale of other real estate owned. The Federal Home Loan Bank long-term advances were callable advances that were part of the assets purchased in 2002, and were assumed at their fair value at the date of purchase. As rates have risen, the assumed advances’ fair value had fallen below the amortized liability as of the date they were called thus resulting in the gain. The losses on the sale of other real estate were $133,000 more in 2006 than the losses in 2005.

Contributing to the growth in service charges and fees was revenue from cash management products and service charge fees from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of the Bank paying items that overdraw the account up to a set limit. This new program contributed to the $1,271,000 or 63% increase in overdraft revenue from $2,024,000 in 2005 to $3,295,000 in 2006. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The new cash management products included increased lockbox revenue and fees from the Bank’s consolidated returns product. The related fees from the new lockbox customers and the consolidated returns was approximately $338,000 or 47% higher in 2006 as compared to 2005. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

The increase in trust fee income was a result of continued new business development and equity market advances. At year-end 2006, total trust assets stood at $229,000,000 compared to $269,000,000 at the end of 2005. Contributing to the decrease in total trust assets was the departure of a custodial relationship. The fees charged on custodial relationships are significantly less than for other trust relationships.

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

Contributing to the increase in service charges in 2005 was lockbox revenue and fees from the Bank’s consolidated returns product, which offset the effects that rising interest rates had on service charges. Rising interest rates reduce service charges and fees, as the earnings credit rate used to offset service charges increased. Service charges in 2005 included the earnings from several new large lockbox customers. The volume of lockbox items processed increased 400% in March of 2005 compared to February of 2005 as a result of these customers. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The related fees from the new lockbox customers and the consolidated returns were approximately $716,000 in 2005.

NON-INTEREST EXPENSE

Table 6—Major Components of non-interest expense (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
Non-interest expense:	2006	2005	2004	2006/2005	2005/2004
Salaries and employee benefits	$14,950	$12,228	$10,386	22%	18%
Occupancy and equipment	4,076	3,881	3,357	5	16
Data processing	1,256	1,393	1,278	(10)	9
Advertising	740	618	630	20	(2)
ATM processing fees	820	674	572	22	18
Outside service fees	934	828	734	13	13
State bank taxes	1,192	1,007	870	20	16
Amortization of intangible assets	645	646	645	0	0
Other	4,529	3,886	3,130	16	24

Total non-interest expense	$29,142	$25,161	$21,602	16%	16%

Non-interest expense increased $3,981,000 (16%) to $29,142,000 for 2006, compared to $25,161,000 in 2005. The largest increase in non-interest expense was in salaries and benefits, which increased $2,722,000 (22%) in 2006 compared to 2005. The increase in salaries and benefits included the additional compensation cost for added staffing for the Bank’s cash management operations center, which opened in February of 2005, and $755,000 in compensation cost for stock options. The Company recorded this stock option expense of $755,000 in 2006 in accordance with FAS 123(R), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to 2005 would have resulted in recording stock option compensation expense of $633,000. The operations center was opened to handle the increased lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Other areas where additional staff was added in 2005 and 2006 included commercial and consumer lending, credit review, information technology, human resources, audit and accounting. Other expenses in 2006 included an increase of $215,000 in expenses associated with other real estate owned properties from $55,000 in 2005 to $270,000 in 2006. These expenses reflect the cost of maintaining these properties.

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

TAX EXPENSE

Federal income tax expense increased $192,000 (4%) to $4,787,000 for 2006 compared to $4,595,000 for 2005. The effective tax rate was 31.4% for 2006, which was a increase of .2% from 31.2% in 2005.

Federal income tax expense decreased $334,000 (7%) to $4,595,000 for 2005 compared to $4,929,000 for 2004, due to a $133,000 low-income housing tax credit and a lower effective tax rate. The effective tax rate was 31.2% for 2005, which was a decrease of 1.7% from 32.9% in 2004. In addition to the low income tax credit, a higher level of tax free income contributed to the decrease in the effective rate.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 7 presents, as of December 31, 2006, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contacts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient plus the unamortized premium on the FHLB advances.

Table 7—Contractual obligations (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
FHLB advances	$6,110	—	—	$6,110	—
Subordinated debentures	17,526	—	—	—	17,526
Other notes payable	271	17	33	33	188
Northern Kentucky University arena naming rights	6,000	—	2,000	2,000	2,000
Lease commitments	4,185	861	1,599	903	822

Total	$34,092	$878	$3,632	$9,046	$20,536

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Corporation’s consolidated balance sheets. Table 8 presents, as of December 31, 2006, the Bank’s significant off-balance sheet commitments.

Lease commitments represent the total minimum lease payments under noncancelable leases.

Table 8—Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by period
	Total	Less than 1 year	1-3 Years	3-5 Years	More than 5 Years
Unused lines of credit and loan commitments	$253,420	$159,316	$26,189	$12,442	$55,473
Standby letters of credit	69,415	49,217	13,380	3,775	3,043
FHLB letters of credit	98,300	98,300	—	—	—

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank and BKFC’s line of credit. During 2006, the Bank funded its loan growth with growth in deposits and equity. At December 31, 2006, the Bank’s customers had available $287,088,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $35,747,000. Historically, many such commitments have expired without being drawn and, accordingly, do not represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. In addition BKFC has a $10,000,000 line of credit with U.S Bank that had $500,000 outstanding at December 31, 2006. Further, the Bank has $106,926,000 of securities designated as available-for-sale and an additional $2,352,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2006 to meet known and potential obligations.

As illustrated in the Company’s statement of cash flows, the net change in cash and cash equivalents resulted in a decrease of $16,485,000. Net income provided $10,452,000 of the $11,263,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in loans of $89,817,000. The largest source of cash from financing activities came from the increase of $83,317,000 in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2006, BKFC paid cash dividends of $.38 per share totaling $2,217,000.

The FDIC has issued regulations that relate a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2006, BKFC’s leverage and total risk-based capital ratios were 9.13% and 10.20%, respectively, which exceed all required ratios established for bank holding companies.

ADOPTION OF NEW ACCOUNTING STANDARDS:

Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Corporation has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $775, a reduction in net income of $703, and a decrease in basic and diluted earnings per share of $.12 and $ .12.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

SAB 108: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006.

The Corporation applied the SAB 108 cumulative catch-up treatment for a liability related to the calculation of the Ohio franchise tax. In 2006, the Corporation determined that it had inappropriately calculated the apportionment of income to the state of Ohio in determining its liability for Ohio franchise tax for the previous five years from 2001 to 2005. The cumulative adjustment for the five years was an increase in other liabilities for the estimated amounts due for Ohio franchise tax of $577,000 with a $379,000 adjustment to opening retained earnings, net of an adjustment to federal income taxes included in other assets of $198,000.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. The adoption of this standard did not have a material impact on the Corporation’s financial statements.

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Corporation’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007. The Corporation has not completed its evaluation of the impact of the adoption of SFAS No. 157.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments – an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. . The Corporation does not believe the adoption of this issue will have a material impact on the financial statements.

The In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance – Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Corporation does not believe the adoption of this issue will have a material impact on the financial statements.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next twelve months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than do interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $72,882,000 (6.93%), and as a result would, without considering other factors, generally benefit from lower rates and would be negatively impacted by higher interest rates.

At December 31, 2006, BKFC’s twelve-month interest rate gap position, as measured by the bank’s asset/liability model, was negative. Over the succeeding twelve months, interest rate sensitive liabilities exceed interest rate sensitive assets by $72,882,000 (6.93% of total assets). At December 31, 2005, the one-year interest rate gap was positive $89,512,000 (9.35% of total assets). Contributing to the transition from an asset sensitive to liability sensitive position was the increase in money market account balances that are immediately repriceable and a shortening of the maturities of certificates of deposits. An assumption, based on historical behavior, contributing to the Company’s gap position is that the balances in NOW and Savings accounts react within a two-year timeframe to market rate changes, rather than reacting immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and Savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

The Bank’s asset/liability management policy establishes guidelines governing the amount of interest income at risk, market value at risk and parameters for the gap position. Management continually monitors these risks through the use of gap analysis and the earnings simulation model. The simulation model is used to estimate and evaluate the impact of changing interest rates on earnings and market value. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. The changes in market values for these rate assumptions are within the Bank’s acceptable ranges. The assumptions used in the simulation are inherently uncertain and, as a result, the model cannot precisely measure future net interest income. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. Actual results will differ from the model’s simulated results due to timing, frequency of interest rate changes as well as changes in various management strategies. Additionally, as seen in 2006, actual results can differ materially from the model if interest rates do not move equally across the yield curve. To illustrate, yields on loans tied to the prime rate and deposits tied to short-term indices rose dramatically in 2006, while yields on loans tied to longer-term indices rose only modestly in 2006.

The difference in the estimates of net interest income change, as shown below, between 2005 to 2006 was a result of the same influences that switched the gap position from asset sensitive to liability sensitive. As shown below, the December 31, 2006 simulation analysis indicates that the Company is in a relatively neutral interest rate sensitive position and any instantaneous movements would have a negligible effect on net interest income.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2006	2005
Increase 200 bp	(0.17)%	5.33%
Increase 100 bp	0.01	3.03
Decrease 100 bp	(0.02)	(3.15)
Decrease 200 bp	(0.54)	(7.16)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2006 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter. As discussed above, while this table uses the contractual repricing intervals for NOW and savings accounts and therefore reflects the Bank’s ability to adjust rates on those accounts at any time, the Bank’s interest rate risk model incorporates assumptions based on historical behavior to determine the expected repricing of these deposits. The amounts included in loans excludes allowance for loan losses, deferred fees, in process accounts and purchase accounting adjustments:

Table 9—Balance sheet repricing data (in thousands)

	2007	2008	2009	2010	2011	Thereafter	Total	Fair Value
Repricing in:
Federal Funds Sold	18,135	—	—	—	—	—	18,135	18,135
Average Interest Rate	5.14%	—	—	—	—	—	—	—
Interest Bearing Deposits	100	—	—	—	—	—	100	100
Average Interest Rate	3.40%	—	—	—	—	—	—	—
Securities	75,949	16,684	3,134	12,408	2,455	8,324	118,954	118,741
Average Interest Rate	4.32%	4.24%	4.70%	4.93%	4.89%	3.62%
FHLB Stock	4,537	—	—	—	—	—	4,537	4,537
Average Interest Rate	6.61	—	—	—	—	—	—	—
Loans	475,833	120,999	107,292	35,560	65,024	12,076	816,784	809,828
Average Interest Rate	7.76%	6.74%	7.37%	6.98%	7.56%	7.18%	—	—

Liabilities
Savings, NOW, MMA	442,381	—	—	—	—	—	442,381	442,381
Average Interest Rate	3.81%	—	—	—	—	—	—	—
CD’s and IRA’s	262,793	49,856	8,613	653	612	—	322,527	322,191
Average Interest Rate	4.74%	4.81%	4.90%	4.59%	4.82%	—	—	—
Borrowings	15,960	—	—	—	—	—	15,960	15,960
Average Interest Rate	3.83%	—	—	—	—	—	—	—
Notes Payable	17,000	—		6,110		797	23,907	23,845
Average Interest Rate	8.72%	—	—	3.05%	—	3.67%	—	—

Item 8.	Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Florence, Kentucky

FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

CONSOLIDATED FINANCIAL STATEMENTS

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, the Company changed its accounting for stock based compensation in the year ending December 31, 2006. Also as discussed in Note 1, the Company adopted Staff Accounting Bulletin 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in the Current Year Financial Statements” and accordingly adjusted assets and liabilities at the beginning of 2006 with an offsetting adjustment to the opening balance of retained earnings.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 24, 2007 expressed an unqualified opinion thereon.

Crowe Chizek and Company LLC
Columbus, Ohio
February 24, 2007

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

	2006	2005
ASSETS
Cash and due from banks	$36,724	$40,686
Federal funds sold and other short-term investments	18,135	30,658

Total cash and cash equivalents	54,859	71,344
Interest bearing deposits with banks	100	100
Available-for-sale securities	106,926	79,552
Held-to-maturity securities
(Fair value of $11,815 and $14,551)	12,028	14,823
Loans held for sale	4,009	1,609
Loans, net of allowance ($6,918 and $7,581)	807,183	723,478
Premises and equipment-net	17,069	17,479
Federal Home Loan Bank stock, at cost	4,537	4,283
Goodwill	9,867	9,867
Acquisition intangibles	2,290	2,935
Cash surrender value of life insurance	19,779	19,078
Accrued interest receivable and other assets	12,916	12,790

	$1,051,563	$957,338

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$149,519	$135,620
Interest bearing deposits	764,908	695,490

Total deposits	914,427	831,110
Short-term borrowings	15,960	4,225
Notes payable	23,907	34,291
Accrued expenses and other liabilities	10,386	7,265

	964,680	876,891
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 5,794,699 (2006) and 5,884,079 (2005) shares issued	3,098	3,098
Additional paid-in capital	6,207	7,888
Retained earnings	77,825	69,969
Accumulated other comprehensive income (loss)	(247)	(508)

	86,883	80,447

	$1,051,563	$957,338

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

	2006	2005	2004
Interest income
Loans, including related fees	$59,131	$47,836	$39,896
Securities
Taxable	3,184	1,790	1,129
Tax exempt	379	420	362
Other	923	709	204

	63,617	50,755	41,591

Interest expense
Deposits	26,715	16,035	9,813
Borrowings	2,609	2,097	1,785

	29,324	18,132	11,598

Net interest income	34,293	32,623	29,993

Provision for loan losses	1,700	1,825	1,675

Net interest income after provision for loan losses	32,593	30,798	28,318

Non-interest income
Service charges and fees	5,976	4,297	3,680
Gain on sale of real estate loans	1,056	965	1,281
Gain on sale of securities	—	—	10
Trust fee income	1,088	928	779
Bankcard transaction revenue	1,298	1,050	812
Other	2,370	1,845	1,709

	11,788	9,085	8,271

Non-interest expense
Salaries and employee benefits	14,950	12,228	10,386
Occupancy and equipment	4,076	3,881	3,357
Data processing	1,256	1,393	1,278
Advertising	740	618	630
ATM processing fees	820	674	572
Outside service fees	934	828	734
State bank taxes	1,192	1,007	870
Amortization of intangible assets	645	646	645
Other	4,529	3,886	3,130

	29,142	25,161	21,602

Income before income taxes	15,239	14,722	14,987

Federal income taxes	4,787	4,595	4,929

Net income	$10,452	$10,127	$10,058

Per share data
Earnings per share	$1.79	$1.71	$1.69

Earnings per share, assuming dilution	$1.78	$1.70	$1.68

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2004	5,972,049	$3,098	$10,528	$52,926	$137	$66,689

Comprehensive income
Net income	—	—	—	10,058	—	10,058
Change in net unrealized gain (loss), net of tax	—	—	—	—	(235)	(235)

Total comprehensive income						9,823
Cash dividends - $.23 per share	—	—	—	(1,370)	—	(1,370)
Exercise of stock options, including tax benefit	30,930	—	701	—	—	701
Repurchase and retirement of common shares	(75,000)	—	(2,179)	—	—	(2,179)

Balance December 31, 2004	5,927,979	3,098	9,050	61,614	(98)	73,664

Comprehensive income
Net income	—	—	—	10,127	—	10,127
Change in net unrealized gain (loss), net of tax	—	—	—	—	(410)	(410)

Total comprehensive income						9,717
Cash dividends - $.30 per share	—	—	—	(1,772)	—	(1,772)
Exercise of stock options, including tax benefit	5,800	—	126	—	—	126
Repurchase and retirement of common shares	(49,700)	—	(1,288)	—	—	(1,288)

Balance December 31, 2005	5,884,079	3,098	7,888	69,969	(508)	80,447

Cumulative adjustment related to SAB 108 adoption	—	—	—	(379)	—	(379)
Comprehensive income
Net income	—	—	—	10,452		10,452
Change in net unrealized gain (loss), net of tax	—	—	—	—	261	261

Total comprehensive income						10,713
Cash dividends - $.38 per share	—	—	—	(2,217)	—	(2,217)
Stock-based compensation expense	—	—	775	—	—	775
Exercise of stock options, including tax benefit	29,020	—	621	—	—	621
Repurchase and retirement of common shares	(118,400)	—	(3,077)	—	—	(3,077)

Balance December 31, 2006	5,794,699	$3,098	$6,207	$77,825	$(247)	$86,883

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

(Dollar amounts in thousands)

	2006	2005	2004
Cash flows from operating activities
Net income	$10,452	$10,127	$10,058
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,255	1,390	1,304
Net amortization (accretion) on securities	(824)	25	173
Provision for loan losses	1,700	1,825	1,675
Federal Home Loan Bank stock dividend	(254)	(208)	(163)
Securities gains	—	—	(10)
Amortization of acquisition intangibles	645	646	645
Earnings on life insurance	(701)	(472)	(485)
Loss on sale/write-down of other real estate	224	123	51
Gains on sales of loans	(1,056)	(965)	(1,281)
Proceeds from loans sold	80,814	81,356	93,934
Origination of loans held for sale	(82,158)	(80,609)	(93,027)
Stock based compensation expense	775	—	—
Net change in:
Accrued interest receivable and other assets	(2,153)	(1,903)	84
Accrued expenses and other liabilities	2,544	2,334	568

Net cash from operating activities	11,263	13,669	13,526

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	(100)	1,935
Proceeds from maturities and principal reductions of held-to-maturity securities	2,778	4,100	3,900
Purchase of held-to-maturity securities	—	(6,883)	(865)
Proceeds from maturities and sales of available-for-sale securities	113,967	28,902	48,371
Purchase of available-for-sale securities	(140,098)	(56,883)	(56,661)
Loans made to customers, net of principal collections	(89,817)	(17,987)	(60,790)
Property and equipment expenditures, net	(1,074)	(2,850)	(1,471)
Purchase of Company owned life insurance	—	(6,500)	—
Proceeds from the sale of other real estate	6,150	1,064	95

Net cash from investing activities	(108,094)	(57,137)	(65,486)

Cash flows from financing activities
Net change in deposits	83,317	78,327	54,200
Net change in short-term borrowings	11,735	(4,936)	814
Payments on notes payable	(10,033)	(3,042)	(37)
Dividends paid on common stock	(2,217)	(1,772)	(1,370)
Stock repurchase and retirement	(3,077)	(1,288)	(2,179)
Proceeds from exercise of stock options	621	117	617

Net cash from financing activities	80,346	67,406	52,045

Net change in cash and cash equivalents	(16,485)	23,938	85

Cash and cash equivalents at beginning of year	71,344	47,406	47,321

Cash and cash equivalents at end of year	$54,859	$71,344	$47,406

Supplemental cash flow information:
Cash paid for interest	$27,666	$16,550	$11,389
Cash paid for income taxes	4,203	4,920	4,638
Supplemental noncash disclosures:
Transfers from loans to other real estate	$4,292	$4,416	$340
Transfers from property and equipment to other real estate	—	400	—

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

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

Declines in the fair value of securities below their cost that are other than temporary are reflected as realized losses. In estimating other-than-temporary losses, management considers: (1) the length of time and extent that fair value of securities have been below their cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company’s ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans Held For Sale: The Bank originates loans for sale, servicing released, to secondary market brokers. Loans held for sale are loans which have been closed and are awaiting delivery to these brokers. They are reported at the lower of cost or market, on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Most loans are sold servicing released such that there would be no servicing asset recognized upon the sale.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due.

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

December 31, 2006, 2005 and 2004

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

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value when acquired, establishing a new cost basis. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $2,981 and $5,063 of other real estate was owned on December 31, 2006 and 2005 and included in other assets.

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

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Based Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment, using the modified prospective transition method. Accordingly, the Company has recorded stock-based employee compensation cost using the fair value method starting in 2006. For 2006, adopting this standard resulted in a reduction of income before income taxes of $775, a reduction in net income of $703, and a decrease in basic and diluted earnings per share of $.12 and $ .12.

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the years ending December 31, 2005 and 2004, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the years ending December 31.

	2005	2004
Net income as reported	$10,127	$10,058
Deduct: Stock-based compensation expense determined under fair value based method	575	546

Pro forma net income	9,552	9,512

Basic earnings per share as reported	1.71	1.69
Pro forma basic earnings per share	1.62	1.60

Diluted earnings per share as reported	1.70	1.68
Pro forma diluted earnings per share	1.61	1.58

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

December 31, 2006, 2005 and 2004

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

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders. See Note 15 for further discussion.

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

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-based Payment. See “Stock Compensation” above for further discussion of the effect of adopting this standard.

SAB 108: In September 2006, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (SAB 108), which is effective for fiscal years ending on or after November 15, 2006. SAB 108 provides guidance on how the effects of prior-year uncorrected financial statement misstatements should be considered in quantifying a current year misstatement. SAB 108 requires public companies to quantify misstatements using both an income statement (rollover) and balance sheet (iron curtain) approach and evaluate whether either approach results in a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. If prior year errors that had been previously considered immaterial now are considered material based on either approach, no restatement is required so long as management properly applied its previous approach and all relevant facts and circumstances were considered. Adjustments considered immaterial in prior years under the method previously used, but now considered material under the dual approach required by SAB 108, are to be recorded upon initial adoption of SAB 108. The amount so recorded is shown as a cumulative effect adjustment is recorded in opening retained earnings as of January 1, 2006.

The Corporation applied the SAB 108 cumulative catch-up treatment for a liability related to the calculation of the Ohio franchise tax. In 2006, the Corporation determined that it had inappropriately calculated the apportionment of income to the state of Ohio in determining its liability for Ohio franchise tax for the previous five years from 2001 to 2005. The cumulative adjustment for the five years was an increase in other liabilities for the estimated amounts due for Ohio franchise tax of $577,000 with a $379,000 adjustment to opening retained earnings, net of an adjustment to federal income taxes included in other assets of $198,000.

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). This Statement requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet, beginning with year end 2006, and to recognize changes in the funded status in the year in which the changes occur through comprehensive income beginning in 2007. Additionally, defined benefit plan assets and obligations are to be measured as of the date of the employer’s fiscal year-end, starting in 2008. The adoption of this standard did not have a material impact on the Corporation’s financial statements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards: In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. Management does not expect the adoption of this standard to have a material impact on the Corporation’s financial statements.

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007. The Corporation has not completed its evaluation of the impact of the adoption of SFAS No. 157.

In February 2006, the Financial Accounting Standards Board (FASB) issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments-an amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. Management does not expect the adoption of this statement to have a material impact on its consolidated financial position or results of operations.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Corporation does not believe the adoption of this issue will have a material impact on the financial statements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. This issue is effective for fiscal years beginning after December 15, 2006. The Corporation does not believe the adoption of this issue will have a material impact on the financial statements.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

Available-for-Sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
U.S. Government, federal agencies and Government sponsored enterprises	$86,381	$59	$(340)
U.S. Treasury	14,996	1	—
Mortgage-backed	4,194	9	(111)
Corporate	1,355	—	—

	$106,926	$69	$(451)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2005
U.S. Government, federal agencies and Government sponsored enterprises	$72,709	$4	$(666)
Mortgage-backed	5,438	20	(142)
Corporate	1,405	—	—

	$79,552	$24	$(808)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2006
Municipal and other obligations	$12,028	$13	$(226)	$11,815

	$12,028	$13	$(226)	$11,815

2005
Municipal and other obligations	$14,823	$16	$(288)	$14,551

	$14,823	$16	$(288)	$14,551

The fair value of debt securities and carrying amount, if different, at year-end 2006 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$72,237	$2,352	$2,340
Due after one year through five years	29,140	5,376	5,293
Due after five years through ten years	—	4,300	4,182
Due after ten years	1,355	—	—
Mortgage-backed	4,194	—	—

	$106,926	$12,028	$11,815

Sales of available for sale securities were as follows:
	2006	2005	2004
Proceeds	$—	$—	$3,016
Gross gains	—	—	15
Gross losses	—	—	(5)

The tax benefit (provision) related to these net realized gains and losses was $0, $0 and $3, respectively.

At December 31, 2006 and 2005, securities with a carrying value of $96,655 and $90,478 were pledged to secure public deposits and repurchase agreements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2006 and 2005, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, are as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2006
U.S. Government, federal agencies and government sponsored enterprises	$6,707	$(36)	$33,774	$(304)	$40,481	$(340)
Mortgage-backed	715	(5)	2,918	(106)	3,633	(111)
Municipal & other obligations	—	—	10,154	(226)	10,154	(226)

Total temporarily impaired	$7,422	$(41)	$46,846	$(636)	$54,268	$(677)

Securities with unrealized losses at year end 2005 not recognized in income are as follows:

2005
U.S. Government, federal agencies and government sponsored enterprises	$32,548	$(232)	$23,686	$(434)	$56,234	$(666)
Mortgage-backed	243	(0)	3,669	(142)	3,912	(142)
Municipal & other obligations	8,554	(151)	3,427	(137)	11,981	(288)

Total temporarily impaired	$41,345	$(383)	$30,782	$(713)	$72,127	$(1,096)

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS

Year-end loans are as follows:

	2006	2005
Commercial	$151,213	$136,693
Residential real estate	181,534	183,644
Nonresidential real estate	359,943	295,326
Construction	95,812	89,847
Consumer	19,260	20,046
Municipal obligations	6,970	6,171

Gross loans	814,732	731,727
Less: Deferred loan origination fees	(631)	(668)
Allowance for loan losses	(6,918)	(7,581)

Net loans	$807,183	$723,478

Certain of the Company’s directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2006
Beginning balance	$12,889
New loans and advances on lines of credit	22,050
Loan reductions	(21,162)

Ending balance	$13,777

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses is as follows:

	2006	2005	2004
Beginning balance	$7,581	$7,214	$6,855
Provision charged to operations	1,700	1,825	1,675
Loans charged off	(2,444)	(1,536)	(1,326)
Recoveries	81	78	10

Ending balance	$6,918	$7,581	$7,214

Nonperforming and impaired loans are as follows
Nonaccrual loans at year end	$2,905	$6,696	$3,487
Loans past due over 90 days, still accruing at year-end	2,068	2,349	1,658
Average impaired loans during the year	7,741	10,318	4,138
Interest income recognized during impairment	391	669	162
Interest income received during impairment	342	675	133
Loans designated as impaired at year end	6,142	8,925	6,024
Allowance allocated to impaired loans at year end	1,783	3,136	2,550

There were no loans designated as impaired for which there was no allowance for loan losses allocated. Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment are as follows:

	2006	2005
Land and improvements	$5,087	$5,087
Leasehold improvements	1,572	1,521
Buildings	11,689	11,585
Furniture, fixtures and equipment	8,132	8,194

Total	26,480	26,387
Accumulated depreciation	(9,411)	(8,908)

Net premises and equipment	$17,069	$17,479

Depreciation expense was $1,486, $1,436 and $1,252 for 2006, 2005, and 2004.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 6 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

There was no goodwill activity in any period presented.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2006	2005
Core deposit intangibles	$2,863	$2,863
Other customer relationship intangibles	2,045	2,045

Total	4,908	4,908
Accumulated amortization	2,618	1,973

Net	$2,290	$2,935

Aggregate amortization expense was $645, $646 and $645 for 2006, 2005 and 2004.

Estimated amortization expense for each of the next five years:

2007	$645
2008	645
2009	645
2010	355
2011	—

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 7 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $109,730 and $105,369 at year-end 2006 and 2005.

Scheduled maturities of time deposits are as follows:

2007	$261,924
2008	49,856
2009	8,614
2010	653
2011	612

$321,659

Deposits from directors, and their affiliates at year-end 2006 and 2005 were $14,701 and $13,056, comprising 1.61% and 1.57% of total deposits at those dates.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of a revolving line of credit and retail repurchase agreements of $500 and $15,460, and $0 and $4,225 at year-end 2006 and 2005. Repurchase agreements outstanding at year-end 2006 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2006 and 2005 is presented below:

	2006	2005
Average balance during the year	$8,684	$4,632
Maximum month end balance during the year	15,460	5,884
Average rate paid during the year	3.96%	2.46%

Year-end weighted average rate	3.83%	3.21%

The Company maintains a $10,000 revolving credit line from US Bank. The credit line is secured with 100% of the voting shares of the Bank. The Company is not restricted on the use of the funds from the credit line. The balance on the line of credit was $500 at December 31, 2006.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - NOTES PAYABLE

Notes payable consist of the following:

	2006	2005
FHLB advances	$6,110	$16,460
Subordinated debentures	17,526	17,526
Other notes payable	271	305

	$23,907	$34,291

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2006	2005
Convertible fixed rate advances with maturity in 2010 and an interest rate of 5.01% in 2006 and maturity dates ranging from 2008 to 2011 with interest rates ranging from 4.22% to 5.01%, averaging 4.74 in 2005.	$6,000	$16,000

Remaining premium reflecting market rate adjustment of assumed advances.	110	460

	$6,110	$16,460

Principal payments on FHLB advances for the next four years consist of $6,000 due in 2010.

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

Other notes payable included a mortgage payable secured by a branch building and a capitalized lease obligation at December 31, 2005, while only the capitalized lease obligation was outstanding at December 31, 2006.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - NOTES PAYABLE (Continued)

The Bank maintains a $100,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

NOTE 10 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $534, $432 and $480 for the years ended December 31, 2006, 2005 and 2004.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $794 and $511 at December 31, 2006 and 2005. Expense related to the program was $283 and $217 for the years ended December 31, 2006 and 2005.

NOTE 11 - STOCK-BASED COMPENSATION

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan which provide for the issuance of up to 1,080,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period. The options lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $775, $ 0, and $0 for 2006, 2005 and 2004. The total income tax benefit was $72, $0, and $0.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected term is estimated based upon the contractual term and vesting period of the options including consideration of historical trends segregated by employees and directors. A forfeiture rate of 13% for employees and 0% for directors is used in the model and is based on historical experience.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2006	2005	2004
Risk-free interest rate	4.46%	3.89%	3.60%
Expected term	6.7 years	6.7 years	6.8 years
Expected stock price volatility	24.83%	27.52%	37.27%
Dividend yield	1.19%	.85%	.80%

A summary of the activity in the stock option plan for 2006 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	468,623	$25.69
Granted	108,000	25.00
Exercised	(29,020)	19.43
Forfeited or expired	(6,150)	27.65

Outstanding at end of year	541,453	$25.87	5.01	$1,055

Exercisable at end of year	356,423	$25.47	3.49	$922

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

Information related to the stock option plan during each year follows:

	2006	2005	2004
Intrinsic value of options exercised	$172	$34	$286
Cash received from option exercises	564	117	617
Tax benefit realized from option exercises	57	9	84
Weighted average fair value of options granted	7.77	8.81	11.64

As of December 31, 2006, there was $1,440,000 of total unrecognized compensation cost related to nonvested stock options granted under the Plan. The cost is expected to be recognized over a weighted-average period of 2.01 years.

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consist of the following components:

	2006	2005	2004
Income tax/(benefit)
Currently payable	$4,705	$4,863	$4,901
Deferred	82	(268)	28

	$4,787	$4,595	$4,929

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2006	2005	2004
Statutory rate applied to income
before income taxes	$5,334	$5,153	$5,245
Tax exempt income	(177)	(188)	(158)
Company owned life insurance income	(238)	(159)	(163)
Low-income housing tax credit	(248)	(133)	—
Other	116	(78)	5

	$4,787	$4,595	$4,929

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

	2006	2005
Deferred tax assets from:
Allowance for loan losses	$2,369	$2,600
State taxes	198	—
Benefit plans	441	293
Premises and equipment	135	—
Net unrealized loss on available for sale securities	135	276
Other	87	80

	3,365	3,249

Deferred tax liabilities for:
FHLB stock dividends	(860)	(775)
Premises and equipment	—	(13)
Acquisition intangibles	(1,021)	(949)
Other	—	(3)

	(1,881)	(1,740)

Net deferred tax asset	$1,484	$1,509

Included in deferred tax assets at December 31, 2006 is $198 of federal tax benefit related to the SAB 108 adjustment discussed in Note 1.

NOTE 13 - EARNINGS PER SHARE

Earnings per share is computed based upon the weighted average number of shares outstanding during the period which were 5,837,673 for 2006, 5,909,087 for 2005 and 5,950,508 for 2004. Diluted earnings per share is computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year’s average price. For 2006, 2005 and 2004, this would result in an additional 33,570, 37,814 and 52,214 shares outstanding. For 2006, 2005 and 2004, 286,265, 290,970 and 225,315 options were not considered, as they were not dilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $967, $914 and $822 for 2006, 2005 and 2004. Minimum lease payments at December 31, 2006 for all non-cancelable leases are as follows:

2007	$861
2008	839
2009	760
2010	555
2011	348
Thereafter	822

Total minimum lease payments	$4,185

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

Financial instruments with off-balance-sheet risk were as follows at year-end.

	2006		2005
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$9,491	$26,256	$1,177	$35,093
Unused lines of credit	$—	$217,673	$—	$176,318
Unused letters of credit	$—	$69,415	$—	$66,453

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 6.25% to 9.25% in 2006 and 6.00% to 6.50% in 2005.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

At December 31, 2006 and 2005, the Bank was required to have $4,291 and $4,296, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

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

Compliance with these regulations can limit dividends paid by either entity. Both entities must comply with regulations that establish minimum levels of capital adequacy. The Bank must also comply with capital requirements promulgated by the FDIC under its “prompt corrective action” rules. The Bank’s deposit insurance assessment rate is based, in part, on these measurements. At December 31, 2006 and 2005, the Bank’s capital levels result in it being designated “well capitalized” under these guidelines. There are no conditions or events since that notification that management believes have changed the institution’s category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and the Bank’s capital amounts and ratios, at December 31, 2006 and 2005 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets
Consolidated	$98,891	10.20%	$77,581	8.00%	N/A	N/A
Bank	98,568	10.18%	77,474	8.00%	96,842	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$91,973	9.48%	$38,790	4.00%	N/A	N/A
Bank	91,650	9.46%	38,737	4.00%	58,105	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$91,973	9.13%	$40,294	4.00%	N/A	N/A
Bank	91,650	9.11%	40,240	4.00%	50,300	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2005
Total Capital to risk weighted assets
Consolidated	$92,734	10.66%	$69,568	8.00%	N/A	N/A
Bank	91,650	10.56%	69,463	8.00%	86,829	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$85,153	9.79%	$34,784	4.00%	N/A	N/A
Bank	84,069	9.68%	34,731	4.00%	52,097	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$85,153	9.21%	$36,984	4.00%	N/A	N/A
Bank	84,069	9.10%	36,943	4.00%	46,178	5.00%

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

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

During 2007, the Bank could, without prior approval, declare dividends of approximately $14 million plus any 2007 net profits retained to the date of the dividend declaration.

On December 16, 2005, the Company’s Board of Directors approved a share repurchase program. The repurchase program began January 1, 2006 and expired on December 31, 2006. The repurchase program authorized the repurchase up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. At December 31, 2006 a total of 118,400 of the 200,000 shares had been repurchased.

On December 15, 2006, the Company’s Board of Directors approved a new share repurchase program. The repurchase program will begin January 1, 2007 and expire on December 31, 2007. The repurchase program authorized the repurchase up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit.

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end are as follows at December 31:

	2 0 0 6		2 0 0 5
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$54,859	$54,859	$71,344	$71,344
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	106,926	106,926	79,552	79,552
Held-to-maturity securities	12,028	11,815	14,823	14,551
Loans held for sale	4,009	4,052	1,609	1,630
Loans (net)	807,183	796,132	723,478	713,392
Federal Home Loan Bank stock	4,537	4,537	4,283	4,283
Accrued interest receivable	4,802	4,802	3,811	3,811

Financial liabilities
Deposits	(914,427)	(913,887)	(831,110)	(831,036)
Short-term borrowings	(15,960)	(15,960)	(4,225)	(4,225)
Notes payable	(23,907)	(23,845)	(34,291)	(34,022)
Accrued interest payable	(5,575)	(5,575)	(3,917)	(3,917)
Stand-by letters of credit	(330)	(330)	(257)	(257)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities. Estimated fair value of loans held for sale is based on market quotes. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year-end for new deposits, applied until maturity. Estimated fair value of debt is based on current rates for similar financing. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2006 and 2005

	2006	2005
Assets
Cash	$204	$460
Investment in bank subsidiary	103,560	96,363
Investment in unconsolidated trust	526	526
Other assets	808	791

	$105,098	$98,140

Liabilities and shareholders’ equity
Short-term borrowings	$500	$—
Subordinated debentures	17,526	17,526
Other liabilities	189	167

Total liabilities	18,215	17,693

Shareholders’ equity	86,883	80,447

	$105,098	$98,140

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2006 and 2005

	2006	2005	2004
Dividends from subsidiary	$5,900	$3,700	$3,000
Interest expense	(1,447)	(1,146)	(830)
Operating expenses	(936)	(137)	(175)
Tax benefit	620	440	352

Income before equity in undistributed income of the Bank	4,137	2,857	2,347

Equity in undistributed income of the Bank	6,315	7,270	7,711

Net income	$10,452	$10,127	$10,058

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2006, 2005 and 2004

	2006	2005	2004
Cash flows from operating activities
Net income	$10,452	$10,127	$10,058

Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of the Bank	(6,315)	(7,270)	(7,711)
Other changes	780	80	225

Net cash from operating activities	4,917	2,937	2,572

Cash flows from investing activities
Contribution to Bank	(1,000)	—	—

Net cash from investing activities	(1,000)	—	—

Cash flows from financing activities
Net change in short-term borrowings	500	—	—
Dividends paid	(2,217)	(1,772)	(1,370)
Exercise of stock options	621	117	617
Stock repurchase and retirement	(3,077)	(1,288)	(2,179)

Net cash from financing activities	(4,173)	(2,943)	(2,932)

Net change in cash	(256)	(6)	(360)

Cash at beginning of year	460	466	826

Cash at end of year	$204	$460	$466

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2006	2005	2004
Unrealized holding gains (losses) on available-for-sale securities	$(402)	$(630)	$(351)
Reclassification adjustment for losses (gains) realized in income	—	—	(10)

Net unrealized gains (losses)	(402)	(630)	(361)
Tax effect	141	220	126

Other comprehensive income	$(261)	$(410)	$(235)

NOTE 19 - SUBSEQUENT EVENTS

On January 26, 2007, the Company announced that it had executed a definitive merger agreement to acquire FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). When the planned acquisition is complete, First Bank will be merged into the Bank and operate under the Bank’s name. Consideration for this all-cash transaction is expected to total $22,000. On December 31, 2006 FNB Bancorporation had total assets of approximately $79,000 and Shareholders’ equity of approximately $12,100.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006, 2005 and 2004

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2006 and 2005.

	2006
	Interest	Interest	Net Interest	Provision for	Net	Earnings Per Share
	Income	Expense	Income	Loan Losses	Income	Basic	Diluted
Quarter ended
March 31	$14,469	$6,310	$8,159	$400	$2,266	$.39	$.38
June 30	15,397	6,854	8,543	400	2,380.41		.41
September 30	16,256	7,629	8,627	500	2,742.47		.47
December 31	17,495	8,531	8,964	400	3,064.53		.52

	2005
	Interest	Interest	Net Interest	Provision for	Net	Earnings Per Share
	Income	Expense	Income	Loan Losses	Income	Basic	Diluted
Quarter ended
March 31	$11,436	$3,525	$7,911	$350	$2,545	$.43	$.43
June 30	12,289	4,052	8,237	475	2,615.44		.44
September 30	13,089	4,773	8,316	650	2,468.42		.42
December 31	13,941	5,782	8,159	350	2,499.42		.42

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2006. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2006, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is contained herein.

Robert W. Zapp	Martin J. Gerrety
President & CEO	Treasurer and Assistant Secretary

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL

CONTROL OVER FINANCIAL REPORTING

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that The Bank of Kentucky Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). The Bank of Kentucky Financial Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that The Bank of Kentucky Financial Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 24, 2007 expressed an unqualified opinion on those consolidated financial statements.

Crowe Chizek and Company LLC

Columbus, Ohio

February 24, 2007

Item 9B. Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2007Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2007 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March 2007.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President, Chief Executive
Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger*
Martin J. Gerrety Treasurer March 15, 2007	Charles M. Berger Director March 15, 2007

/s/ Robert W. Zapp	/s/ Rodney S. Cain*
Robert W. Zapp President, Chief Executive Officer and Director March 15, 2007	Rodney S. Cain Director March 15, 2007

/s/ Mary Sue Rudicill*	/s/ John F. Miracle, M.D.*
Mary Sue Rudicill Director March 15, 2007	John F. Miracle, M.D. Director March 15, 2007

/s/ Harry J. Humpert*	/s/ Herbert H. Works*
Harry J. Humpert Director March 15, 2007	Herbert H. Works Director March 15, 2007

/s/ Barry G. Kienzle*	/s/ R.C. Durr*
Barry G. Kienzle Director March 15, 2007	R.C. Durr Chairman Emeritus, and Director March 15, 2007

/s/ John P. Williams, Jr.*
John P. Williams, Jr. Director March 15, 2007

*	By	/s/ Martin J. Gerrety
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