Form 10-Q
period 2007-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2007-05-09
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2007

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

As of April 26, 2007, 5,780,624 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands—unaudited)

	March 31 2007	December 31 2006
Assets
Cash and cash equivalents	$53,374	$54,859
Interest bearing deposits with banks	100	100
Available-for-sale securities	102,690	106,926
Held-to-maturity securities	11,269	12,028
Loans held for sale	3,126	4,009
Total loans	818,582	814,101
Less: Allowances for loan losses	7,342	6,918

Net loans	811,240	807,183
Premises and equipment, net	16,917	17,069
FHLB stock, at cost	4,537	4,537
Goodwill	9,867	9,867
Acquisition intangibles, net	2,128	2,290
Cash surrender value of life insurance	19,955	19,779
Accrued interest receivable and other assets	13,192	12,916

Total assets	$1,048,395	$1,051,563

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$908,458	$914,427
Short-term borrowings	18,076	15,960
Notes payable	23,874	23,907
Accrued interest payable and other liabilities	10,396	10,386

Total liabilities	960,804	964,680

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,775,124 (2007) and 5,794,699 (2006) shares issued and outstanding	3,098	3,098
Additional paid-in capital	5,931	6,207
Retained earnings	78,708	77,824
Accumulated other comprehensive loss	(146)	(246)

Total shareholders’ equity	87,591	86,883

Total liabilities and shareholders’ equity	$1,048,395	$1,051,563

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

(Dollars in thousands, except per share data—unaudited)

	2007	2006
INTEREST INCOME
Loans, including related fees	$15,960	$13,205
Securities and other	1,565	1,264

Total interest income	17,525	14,469

INTEREST EXPENSE
Deposits	8,177	5,803
Borrowings	581	507

Total interest expense	8,758	6,310

Net interest income	8,767	8,159
Provision for loan losses	650	400

Net interest income after provision for loan losses	8,117	7,759

NON-INTEREST INCOME
Service charges and fees	1,850	1,129
Gain on loans sold	192	239
Other	1,230	1,080

Total non-interest income	3,272	2,448
NON-INTEREST EXPENSE
Salaries and benefits	4,035	3,617
Occupancy and equipment	1,087	979
Data processing	331	354
Advertising	176	131
Other	2,668	1,817

Total non-interest expense	8,297	6,898

INCOME BEFORE INCOME TAXES	3,092	3,309
Less: income taxes	935	1,043

NET INCOME	$2,157	$2,266

Other comprehensive income (loss)	101	(88)

COMPREHENSIVE INCOME	$2,258	$2,178

Earnings per share, basic	$.37	$.39
Earnings per share, diluted	$.37	$.38

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2007	2006
Balance January 1	$86,883	$80,447
Comprehensive Income:
Net Income	2,157	2,266
Change in net unrealized gain(loss), net of tax	101	(88)

Total Comprehensive Income	2,258	2,178
Cash dividends paid	(1,274)	(1,054)
Exercise of stock options (12,425 and 12,300 shares), including tax benefit	241	240
Stock-based compensation expense	321	241
Stock repurchase and retirement (32,000 and 59,000 shares)	(838)	(1,524)

Balance March 31	$87,591	$80,528

Dividends per share	$0.22	$0.18

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands—unaudited)

	2007	2006
Cash Flows from Operating Activities
Net income	$2,157	$2,266
Adjustments to reconcile net income to net cash From operating activities	2,016	(2,217)

Net cash from operating activities	4,173	49

Cash flows from Investing Activities
Proceeds from paydowns and maturities of held-to-maturity securities	755	190
Proceeds from paydowns and maturities of available-for-sale securities	97,385	29,916
Purchases of held-to-maturity securities	0	0
Purchases of available-for-sale securities	(92,663)	(41,671)
Net change in loans	(5,169)	(16,738)
Proceeds from the sale of other real estate	7	373
Property and equipment expenditures	(246)	(388)

Net cash from investing activities	69	(28,318)

Cash Flows from Financing Activities
Net change in deposits	(5,969)	(3,391)
Net change in short-term borrowings	2,116	213
Proceeds from exercise of stock options	241	240
Cash dividends paid	(1,274)	(1,054)
Stock repurchase and retirement	(838)	(1,524)
Payments on note payable	(3)	(3,139)

Net cash from financing activities	(5,727)	(8,655)

Net change in cash and cash equivalents	(1,485)	(36,924)
Cash and cash equivalents at beginning of period	54,859	71,344

Cash and cash equivalents at end of period	$53,374	$34,420

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

(unaudited)

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

Note 3—Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2007 and 2006, were 377,965 and 316,215, respectively. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2007	2006
Weighted average shares outstanding	5,792,055	5,866,975
Dilutive effects of assumed exercises of Stock Options	32,397	33,398

Shares used to compute diluted Earnings per share	5,824,452	5,900,373

Note 4 – Stock-Based Compensation:

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan (the “Plan”) which provide for the issuance of up to 1,200,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The Company recorded stock option expense of $321,000, $263,000 net of taxes, in the first quarter of 2007 and $241,000, $204,000 net of taxes, in the first quarter of 2006 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006.

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

Note 7 – Recent Accounting Pronouncements:

In February 2007, the FASB issued Statement No. 159 – The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007.

Note 8 -Pending Acquisition:

On January 26, 2007, the Company announced that it had executed a definitive merger agreement to acquire FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). When the planned acquisition is complete, First Bank will be merged into the Bank and operate under the Bank’s name. Consideration for this all-cash transaction is expected to total $22,000,000. On December 31, 2006 FNB Bancorporation had total assets of approximately $79,000,000 and Shareholders’ equity of approximately $12,100,000.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $7,342,000 or .90% of total loans was an appropriate estimate of losses within the loan portfolio as of March 31, 2007. This estimate resulted in a provision for loan losses on the income statement of $650,000 for the three months ended March 31, 2007. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the first quarter results were an increase in total revenue of 14% and increases in loans and deposits of 10% each, as compared to the first quarter of 2006. Offsetting these increases was approximately $500,000 in expenses relating to the improvement of a repossessed property and a $250,000 increase to the Bank’s provision for loan losses. The revenue increase consisted of a $824,000 or 34% increase in non-interest income and a $608,000 or 7% increase in net interest income in the first quarter of 2007, as compared to the same period in 2006. Contributing to the increase in non-interest income was the increase in revenue from the Bank’s new overdraft program, while the growth in earning assets drove the increase in net interest income. The expenses for the repossessed property were the result of certain improvements made to a repossessed commercial office building. Contributing to the increased provision for loan loss was a specific reserve established for an impaired loan.

FINANCIAL CONDITION

Total assets at March 31, 2007 were $1,048,395,000 as compared to $1,051,563,000 at December 31, 2006, a decrease of $3,168,000 (less than 1%). Loans outstanding increased $4,481,000 (1%) from $814,101,000 at December 31, 2006 to $818,582,000 at March 31, 2007, while available-for-sale securities decreased $4,236,000 (4%). As Table 1 illustrates, the growth in the loan portfolio in the first quarter of 2007 came from increases in commercial loans of $9,633,000 (6%) and construction loans of $9,028,000 (9%), which were offset by decreases in commercial real estate loans of $8,192,000 (2%) and residential real estate loans of $5,422,000 (3%). Contributing to the decrease in commercial real estate loans were two large loans that were paid off during the quarter. Apart from the pay-offs in the commercial real estate portfolio management believes the growth in the commercial and construction loan categories reflects the continued strength in the demand for commercial loans. The decrease in the available-for-sale securities was the result of the run-off of short-term investments purchased to pledge as collateral for public fund deposits, which have decreased since December 31, 2006.

Deposits decreased $5,969,000 (less than 1%) to $908,458,000 at March 31, 2007, compared to $914,427,000 at December 31, 2006, while short-term borrowings increased $2,116,000 (13%) to $18,076,000 at March 31, 2007 from $15,960,000 at December 31, 2006. The decrease in deposits was affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $29,000,000 from December 31, 2006 to March 31, 2007. Deposits other than public fund deposits increased $23,000,000 since December 31, 2006, with the largest increase from Money Market accounts, which have increased $14,679,000 in 2007. The increase in short-term borrowings consisted of a $1,266,000 increase in customer repurchase agreements and a $850,000 increase in the Company’s revolving line of credit.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	March 31, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$351,751	42.9%	$359,943	44.2%
One- to four-family residential real estate loans	176,112	21.5	181,534	22.3
Commercial loans	160,846	19.6	151,213	18.5
Consumer loans	18,403	2.3	19,260	2.4
Construction and land development loans	104,840	12.8	95,812	11.7
Municipal obligations	7,226	0.9	6,970	0.9

Total loans	$819,178	100.0%	$814,732	100.0%

Less:
Deferred loan fees	596		631
Allowance for loan losses	7,342		6,918

Net loans	$811,240		$807,183

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2007 was $2,157,000 ($.37 diluted earnings per share) as compared to $2,266,000 ($.38 diluted earnings per share) during the same period of 2006, a decrease of $109,000 (5%). The primary reason for the decrease in earnings from 2006 was a $1,399,000 (20%) increase in non-interest expense as described below, which was offset by a $1,432,000 (14%) increase in revenues. Two components that negatively affected net income were approximately $500,000 in expenses relating to the improvement of a repossessed property and a $250,000 increase to the Bank’s provision for loan losses. The increase in revenue included a $608,000 (7%) increase in net interest income and $824,000 (34%) increase in non-interest income. Contributing to the increase in non-interest income was service charges and fees (up $721,000, 64%), which included increased revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. The provision for loan losses was $250,000 (63%) higher for the first quarter of 2007, than 2006. Contributing to the increase in the provision was a specific reserve established for an impaired loan.

NET INTEREST INCOME

Net interest income increased $608,000 (7%) in the first quarter of 2007 as compared to the same period in 2006 from $8,159,000 in 2006 to $8,767,000 in 2007. The increase was driven by the growth in earning assets and an increase in the effect of net free funds (non-interest bearing liabilities and equity funding earning assets). As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $1,130,000 and was offset by the rate variance, which had a $522,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Banks liabilities to a greater extent than interest income on assets, as more immediately repriceable deposits and CD’s have repriced than short-term assets. Also, long-term assets have repriced at relatively lower rates.

As illustrated in Table 2, growing non-interest bearing liabilities and equity, coupled with rising rates, increased the impact of net free funds to the net interest margin by 33%, going from 48 basis points in the first quarter of 2006 to 64 basis points in same period of 2007. The net interest margin of 3.74% for the first quarter of 2007 was 12 basis points lower than the 3.86% net interest margin for the first quarter of 2006. Contributing to the decrease in the net interest margin was the cost of interest bearing liabilities increasing faster than the yield on earning assets. The cost of interest bearing liabilities increased 92 basis points from 3.43% for the first quarter of 2006 to 4.35% in the first quarter of 2007, while the yield on earning assets only increased 64 basis points from 6.81% for the first quarter of 2006 to 7.45% in the first quarter of 2007. Average earning assets increased $92,075,000, or 11% to $958,440,000 from the first quarter of 2006 to the first quarter of 2007, primarily reflecting growth in the loan portfolio. Average interest bearing liabilities increased $71,312,000, or 10% to $816,507,000 from the first quarter of 2006 to the first quarter of 2007, with growth in money market portion on transaction accounts, time deposits and short-term borrowings.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2007 simulation analysis indicates that the Company is in a relatively neutral interest rate sensitive position and any instantaneous movements would have a negligible effect on net interest income. A neutral interest rate sensitive position means that a relatively equal dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	0.38%
Increase 100 bp	0.27
Decrease 100 bp	(0.27)
Decrease 200 bp	(1.01)

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

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2007 and 2006 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2007			Three Months ended March 31, 2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$823,529	$15,999	7.88%	$738,466	$13,234	7.27%
Securities (2)	94,168	1,069	4.60	101,169	1,007	4.04
Other interest-earning assets	40,743	539	5.37	26,730	310	4.70

Total interest-earning assets	958,440	17,607	7.45	866,365	14,551	6.81

Non-interest-earning assets	83,772			85,516

Total assets	$1,042,212			$951,881

Interest-bearing liabilities:
Transaction accounts	447,661	4,225	3.83	392,530	2,764	2.86
Time deposits	329,882	3,952	4.86	314,412	3,039	3.92
Borrowings	38,964	581	6.05	38,253	507	5.38

Total interest-bearing liabilities	816,507	8,758	4.35	745,195	6,310	3.43

Non-interest-bearing liabilities	138,186			125,869

Total liabilities	954,693			871,064
Shareholders’ equity	87,519			80,817

Total liabilities and shareholders’ equity	$1,042,212			$951,881

Net interest income		$8,849			$8,241

Interest rate spread			3.10%			3.38%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.74%			3.86%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.64%			.48%

Average interest-earning assets to interest-bearing liabilities	117.38%			116.26%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% and 35% tax rate in 2007 and 2006, respectively. The tax equivalent adjustment was $82,000 in both 2007 and 2006.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31,2007 Compared to Three months ended March 31, 2006
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,621	$1,144	$2,765
Securities	(74)	136	62
Other interest-earning assets(1)	183	46	229

Total interest-earning assets	1,730	1,326	3,056

Interest expense attributable to:
Transactions accounts	433	1,028	1,461
Time deposits	158	755	913
Borrowings	9	65	74

Total interest-bearing liabilities	600	1,848	2,448

Increase (decrease) in net interest income	$1,130	$(522)	$608

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $650,000 for the three months ended Mach 31, 2007, an increase of $250,000 as compared to the $400,000 provision recorded during the same period in 2006. Contributing to the increase was a specific reserve set up for an impaired loan. Non-performing loans increased to $5,734,000 or .70% of total loans outstanding at March 31, 2007, compared to $4,972,000 or .61% at December 31, 2006, and decreased significantly from the March 31, 2006 level of $9,107,000 or .1.22% of then total loans outstanding. Net charge-offs, year to date 2007, were $226,000 or .11% on an annualized basis to average loans, compared to the $592,000 and .33% for the first three months of 2006. The majority of the loans charged-off in the first quarter of 2007 had been reserved for in previous periods. The allowance for loan losses was 128% of non-performing loans on March 31, 2007 compared to 139% at the end of 2006 and 81% at March 31, 2006. The added specific reserve for the impaired loan was somewhat offset by improving credit measures in charge-offs and non-performing loans. These offsetting forces and the Bank’s continued process of evaluating inherent risk in the loan portfolio led to the increase in the provision by $250,000 (63%) over the first quarter of 2006. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $9,272,000 at March 31, 2007 and $7,953,000 at December 31, 2006. This represents .89% of total assets at March 31, 2007 compared to .76% at December 31, 2006. Total non-performing assets as of March 31, 2007 decreased from the level at March 31, 2006 when total non-performing assets were $14,701,000 or 1.55% of total assets.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2007	2006
Balance of allowance at beginning of period	$6,918	$7,581
Recoveries of loans previously charged off:
Commercial loans	27	8
Consumer loans	22	2
Mortgage loans	23	0

Total recoveries	72	10

Loans charged off:
Commercial loans	147	573
Consumer loans	126	29
Mortgage loans	25	0

Total charge-offs	298	602

Net charge-offs	(226)	(592)
Provision for loan losses	650	400

Balance of allowance at end of period	$7,342	$7,389

Net charge-offs to average loans outstanding for period	.11%	.33%

Allowance at end of period to loans at end of period	.90%	.99%

Allowance to nonperforming loans at end of period	128%	81%

NON-INTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Three Months ended March 31,
	2007	2006
Non-interest income:
Service charges and fees	$1,850	$1,129
Gains on sale of real estate loans	192	239
Trust fee income	274	241
Bankcard transaction revenue	359	285
Company owned life insurance earnings	176	134
Other	421	420

Total non-interest income	$3,272	$2,448

As illustrated in Table 5, total non-interest income increased $824,000 (34%) for the first three months of 2007, from $2,448,000 at March 31, 2006 to $3,272,000 at March 31, 2007. Increases for the three months ended March 31, 2007 included service charges and fees (up $721,000, 64%), and bankcard transaction revenue (up $74,000, 26%), which were offset by a decrease in gains on the sale of real estate loans (down $47,000, 20%). Contributing to the increase in service charge income was increased revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of paying items that overdraw the account up to a set limit. The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products. The decrease in gains on the sale of real estate loans reflects the current slowdown in the housing market.

NON-INTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Three Months ended March 31,
	2007	2006
Non-interest expense:
Salaries and benefits	$4,035	$3,617
Occupancy and equipment	1,087	979
Data processing	331	354
Advertising	176	131
State bank taxes	276	222
Amortization of intangible assets	161	161
Other	2,231	1,434

Total non-interest expense	$8,297	$6,898

As illustrated in Table 6, non-interest expense increased to $8,297,000 in the first three months of 2007 from $6,898,000 in the same period of 2006, an increase of $1,399,000 (20%). The largest increase in non-interest expense was in expenses related to repossessed properties, which increased $476,000. These expenses were primarily the result of certain improvements made to a repossessed commercial office building. The next largest increase in non-interest expense was in salaries and benefits, which increased $418,000 (12%) in the first three months of 2007 compared to the same period in 2006. Contributing to the increase in salaries and benefits was stock option expense, which increased $80,000 (33%) in the first quarter of 2007 compared to same period in 2006. The stock option expense was recorded in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“FAS 123(R)”), adopted on January 1, 2006. Contributing to the increase in state bank taxes was a higher accrual associated with the apportionment of state taxes to the state of Ohio.

INCOME TAX EXPENSE

During the first three months of 2007, income tax expense decreased $108,000 (10%) from $1,043,000 in the first quarter 2006 to $935,000 in the same period of 2007 as a result of higher tax free income and lower earnings. The effective tax rate decreased to 30.24% for the first three months of 2007 compared to 31.52% for the same period in 2006. Contributing to the decrease in the effective tax rate were relatively higher tax-free earnings.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $1,485,000, from $54,859,000 at December 31, 2006 to $53,374,000 at March 31, 2007. This reduction is a result of the cyclical runoff of public fund deposits in the first three months of 2007. In addition to the public funds that normally increase in the fourth quarter of the year, the Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $708,000, from $86,883,000 at December 31, 2006 to $87,591,000 at March 31, 2007. In the first three months of 2007, the Company paid a cash dividend of $.22 per share totaling $1,274,000.

On December 15, 2006, the Company’s Board of Directors approved a new share repurchase program. The repurchase program began January 1, 2007 and will expire on December 31, 2007. The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the company’s unconsolidated subsidiary, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2007, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $3,211,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2007, the Bank's leverage and total risk-based capital ratios were 9.07% and 10.33% respectively, which exceed the well-capitalized thresholds.

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

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2006. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2006.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2006. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2006. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2007, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended March 31, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
January 1-31, 2007	0	$0	0	200,000
February 1-28, 2007	17,000	$25.75	17,000	183,000
March 1-31, 2007	15,000	$26.13	32,000	168,000

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2006. This repurchase program, which began on January 1, 2007 and will expire on December 31, 2007, authorizes the repurchase and retirement of up to 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 32,000 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: May 9, 2007	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: May 9, 2007	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary