Form 10-Q
period 2007-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2007-08-09
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2007

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

As of July 25, 2007, 5,764,102 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands—unaudited)

	June 30 2007	December 31 2006
Assets
Cash and cash equivalents	$62,310	$54,859
Interest bearing deposits with banks	100	100
Available-for-sale securities	87,717	106,926
Held-to-maturity securities	9,746	12,028
Loans held for sale	1,686	4,009
Total loans	909,377	814,101
Less: Allowances for loan losses	8,664	6,918

Net loans	900,713	807,183
Premises and equipment, net	16,889	17,069
FHLB stock, at cost	4,766	4,537
Goodwill	14,579	9,867
Acquisition intangibles, net	4,523	2,290
Cash surrender value of life insurance	20,150	19,779
Accrued interest receivable and other assets	18,904	12,916

Total assets	$1,142,083	$1,051,563

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$980,888	$914,427
Short-term borrowings	17,667	15,960
Notes payable	42,397	23,907
Accrued interest payable and other liabilities	10,985	10,386

Total liabilities	1,051,937	964,680

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,764,102 (2007) and 5,794,699 (2006) shares issued and outstanding	3,098	3,098
Additional paid-in capital	5,746	6,207
Retained earnings	81,556	77,824
Accumulated other comprehensive loss	(254)	(246)

Total shareholders’ equity	90,146	86,883

Total liabilities and shareholders’ equity	$1,142,083	$1,051,563

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006

(Dollars in thousands, except per share data—unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
INTEREST INCOME
Loans, including related fees	$16,820	$14,344	$32,780	$27,549
Securities and other	1,594	1,053	3,159	2,317

Total interest income	18,414	15,397	35,939	29,866

INTEREST EXPENSE
Deposits	8,566	6,268	16,743	12,071
Borrowings	754	586	1,335	1,093

Total interest expense	9,320	6,854	18,078	13,164

Net interest income	9,094	8,543	17,861	16,702
Provision for loan losses	300	400	950	800

Net interest income after provision for loan losses	8,794	8,143	16,911	15,902

NON-INTEREST INCOME
Service charges and fees	2,119	1,229	3,969	2,358
Gain on loans sold	298	220	490	459
Other	1,293	1,125	2,523	2,205

Total non-interest income	3,710	2,574	6,982	5,022

NON-INTEREST EXPENSE
Salaries and benefits	4,082	3,718	8,117	7,335
Occupancy and equipment	1,094	1,018	2,181	1,997
Data processing	372	329	703	683
Advertising	247	172	423	303
Other	2,534	2,057	5,202	3,874

Total non-interest expense	8,329	7,294	16,626	14,192

INCOME BEFORE INCOME TAXES	4,175	3,423	7,267	6,732
Less: income taxes	1,327	1,043	2,262	2,086

NET INCOME	$2,848	$2,380	$5,005	$4,646

Other comprehensive income (loss)	(108)	(125)	(8)	(213)

COMPREHENSIVE INCOME	$2,740	$2,255	$4,997	$4,433

Earnings per share, basic	$.49	$.41	$.87	$.79
Earnings per share, diluted	$.49	$.41	$.86	$.79

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data—unaudited)

	2007	2006
Balance January 1	$86,883	$80,447
Comprehensive Income:
Net Income	5,005	4,646
Change in net unrealized gain(loss), net of tax	(8)	(213)

Total Comprehensive Income	4,997	4,433

Cash dividends paid	(1,273)	(1,054)
Exercise of stock options (33,803 and 24,300 shares), including tax benefit	683	509
Stock-based compensation expense	529	490
Stock repurchase and retirement (64,400 and 74,700 shares)	(1,673)	(1,930)

Balance June 30	$90,146	$82,895

Dividends per share	$0.22	$0.18

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands—unaudited)

	2007	2006
Cash Flows from Operating Activities

Net income	$5,005	$4,646
Adjustments to reconcile net income to net cash From operating activities	3,005	(2,040)

Net cash from operating activities	8,010	2,606

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	2,275	1,181
Proceeds from paydowns and maturities of available-for-sale securities	167,246	99,080
Purchases of held-to-maturity securities	0	0
Purchases of available-for-sale securities	(145,388)	(78,467)
Net change in loans	(33,432)	(61,340)
Proceeds from the sale of other real estate	17	3,511
Property and equipment expenditures	(396)	(866)
Net payments in acquisition	(12,124)	0

Net cash from investing activities	(21,802)	(36,901)

Cash Flows from Financing Activities

Net change in deposits	3,279	(23,042)
Net change in short-term borrowings	1,707	26,281
Advance on notes payable	18,557	0
Proceeds from exercise of stock options	683	509
Cash dividends paid	(1,273)	(1,054)
Stock repurchase and retirement	(1,673)	(1,930)
Payments on note payable	(37)	(6,021)

Net cash from financing activities	21,243	(5,257)

Net change in cash and cash equivalents	7,451	(39,552)
Cash and cash equivalents at beginning of period	54,859	71,344

Cash and cash equivalents at end of period	$62,310	$31,792

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

(unaudited)

Note 1 – Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – General:

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

Note 3 – Acquisitions:

On May 21, 2007, the Company announced it had completed its acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). First Bank was merged into the Bank, and will operate under The Bank of Kentucky name. As of the closing date of the acquisition, First Bank had approximately $74,000,000 in total assets, which included $63,000,000 in loans and $63,000,000 in deposits. The total purchase price for this acquisition was $20,400,000 which was funded in part by issuing $18,000,000 in Trust Preferred Securities, as further described below.

As of the date of this report, the Company was in the process of finalizing third party valuations and completing fair value estimates for certain assets acquired from First Bank and liabilities assumed. Accordingly, the allocation of the purchase price is subject to refinement. As of June 30, 2007 these valuations included a core deposit intangible asset of $1,500,000, a customer relationship intangible asset of $1,125,000 and goodwill of approximately $4,700,000. The acquisition also included a deferred tax asset of approximately $4,500,000 from net operating loss carryforward. The results of operations for this acquisition have been included since the transaction date was May 18, 2007.

In May of 2007, The Bank of Kentucky Capital Trust II (the “Trust”), a trust subsidiary of the Company, issued $18,000,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities (“Trust Preferred Securities”) as part of a pooled offering. The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2012 at face value. The final maturity date is May of 2037. The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557,000 aggregate principal amount of junior subordinated debentures issued by the Company. These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

Note 4 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 2007 and 2006, 382,602 and 315,828 options were not considered, as they were not dilutive, and for the six months ended June 2007 and 2006, 371,900 and 316,021 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Weighted average shares outstanding	5,770,536	5,840,915	5,781,296	5,853,945
Dilutive effects of assumed exercises of Stock Options	26,733	26,923	29,444	28,650

Shares used to compute diluted Earnings per share	5,797,269	5,867,838	5,810,740	5,882,595

Note 5 – Stock Compensation:

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan (the “Plan”) which provides for the issuance of up to 1,200,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The Company recorded stock option expense of $209,000 ($190,000 net of taxes) and $530,000 ($453,000 net of taxes) in the three and six months ended June 30, 2007 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006.

Note 6 – Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and investments in money market mutual funds. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Note 7 – Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Note 8 – New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007. The Corporation has not completed its evaluation of the impact of the adoption of SFAS No. 157.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $8,664,000 or .95% of total loans was an appropriate estimate of losses within the loan portfolio as of June 30, 2007. This estimate resulted in a provision for loan losses on the income statement of $950,000 for the six months ended June 30, 2007. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting second quarter results was the completion of the First Bank acquisition and strong growth in revenue. The acquisition of First Bank is detailed in Item 1, Note 3 of this report. Revenues increased $1,687,000 or 15% from the second quarter of 2006. Offsetting this increase was an increase in non-interest expense of $1,035,000, or 14% in the same time period which included approximately $233,000 in expenses relating to the improvement of a repossessed property. The revenue increase was the result of increases in net interest income of $551,000 or 6% and non-interest income of $1,136,000 or 44% in the second quarter of 2007, as compared to the same period in 2006. Contributing to the increase in non-interest income was the increase in revenue from the Bank’s new overdraft program, while the growth in earning assets, including the First Bank assets as of May 21, 2007, drove the increase in net interest income. The largest increases in non-interest expense were salaries and employee benefits expense which increased $364,000 or 10%.

FINANCIAL CONDITION

Total assets at June 30, 2007 were $1,142,083,000 as compared to $1,051,563,000 at December 31, 2006, an increase of $90,520,000 (9%) and included the First Bank acquisition which is detailed in Item 1, Note 3 of this report. Loans outstanding increased $95,276,000 (12%) from $814,101,000 at December 31, 2006 to $909,377,000 at June 30, 2007, while available-for-sale securities decreased 19,209,000 (18%) for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the second quarter of 2007 came from increases in commercial loans of $33,583,000 (22%) and nonresidential real estate loans of $24,296,000 (7%), which were driven by the First Bank acquisition. The First Bank loan portfolio was similar to The Bank of Kentucky portfolio in the fact that the majority of the portfolio was concentrated in commercial and commercial real estate loans. The decrease in the available-for-sale securities was the result of the run-off of short-term investments purchased to pledge as collateral for public fund deposits, which have decreased since December 31, 2006.

Including the First Bank acquisition total deposits increased $66,461,000 (7%) to $980,888,000 at June 30, 2007, compared to $914,427,000 at December 31, 2006, while short-term borrowings increased $1,707,000 (11%) to $17,667,000 at June 30, 2007 from $15,960,000 at December 31, 2006. Notes payable as of June 30, 2007 increased by $18,490,000 (77%) as compared to the same period in 2006, as a result of the issuance of $18,000,000 in Trust Preferred Securities used for the acquisition of First Bank. Without the effects of the First Bank acquisition, total deposits would have been relatively flat. The deposits in the second quarter were affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public fund deposits were down approximately $17,000,000 from December 31, 2006 to June 30, 2007. Deposits other than public fund deposits and the First Bank deposits increased approximately $20,000,000 since

December 31, 2006, with the largest increase from Money Market accounts which have increased approximately $34,000,000 in 2007. The Banks Money Market Index account, which is indexed to short term interest rates, has seen the majority of the growth as depositors have moved and invested funds into this attractive yielding account.

Table 1 The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	June 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$384,239	42.2%	$359,943	44.2%
One- to four-family residential real estate loans	195,877	21.5	181,534	22.3
Commercial loans	184,796	20.3	151,213	18.5
Consumer loans	19,834	2.2	19,260	2.4

Construction and land development loans	118,038	13.0	95,812	11.7
Municipal obligations	7,263	0.8	6,970	0.9

Total loans	$910,047	100.0%	$814,732	100.0%

Less:
Deferred loan fees	670		631
Allowance for loan losses	8,664		6,918

Net loans	$900,713		$807,183

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $4,646,000 ($.79 diluted earnings per share) in 2006 to $5,005,000 ($.86 diluted earnings per share) in 2007, an increase of $359,000 (8%). Net income for the quarter ended June 30, 2007 was $2,848,000 ($.49 diluted earnings per share) as compared to $2,380,000 ($.41 diluted earnings per share) during the same period of 2006, an increase of $468,000 (20%). The primary reason for the increase in earnings from 2006 was a $3,119,000 (14%) increase in revenue, which was partially offset by a $2,434,000 (17%) increase in non-interest expense. The increase in revenue included a $1,159,000 (7%) increase in net interest income and $1,960,000 (39%) increase in non-interest income. Contributing to the increase in non-interest income was service charges and fees (up $1,611,000, 68%), which included increased revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. The increase in non-interest expense included approximately $733,000 in expenses relating to the improvement of a repossessed property.

NET INTEREST INCOME

Net interest income increased $551,000 (6%) in the second quarter of 2007 as compared to the same period in 2006, while the year to date total increased $1,159,000 (7%) from $16,702,000 in 2006 to $17,861,000 in 2007. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities funding earning assets). As illustrated in Table 3, net interest income was positively impacted by the volume additions, which includes the effect of net free funds, to the balance sheet by $1,211,000, and was offset by the rate variance, which had a $662,000 negative impact on net interest income.

Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets as more immediately repriceable deposits and CD’s have repriced than have short-term assets. Also, long-term assets have repriced at relatively lower rates.

As illustrated in Table 2, the net interest margin of 3.71% for the second quarter of 2007 was 27 basis points lower than the 3.98% net interest margin for the second quarter of 2006. Contributing to the decrease in the net interest margin was the cost of interest bearing liabilities increasing faster than the yield on earning assets. The cost of interest bearing liabilities increased 73 basis points from 3.70% for the second quarter of 2006 to 4.43% in the second quarter of 2007, while the yield on earning assets only increased 34 basis points from 7.13% for the second quarter of 2006 to 7.47% in the second quarter of 2007. Partially offsetting the increase in deposit cost was growing demand deposit balances, coupled with rising rates, which increased the impact of net free funds to the net interest margin by 12 basis points, going from 55 basis points in the second quarter of 2006 to 67 basis points in same period of 2007. The balance sheet growth in the second quarter of 2007 was driven by the First Bank acquisition and growth in deposits since June 2006, which funded the increase in average earning assets of $122,814,000 or 14% from the second quarter of 2006. Average interest bearing liabilities increased $101,353,000, or 14% to $843,791,000 from the second quarter of 2006 to the second quarter of 2007, with growth in money market portion on transaction accounts, time deposits and borrowings. A lower yielding mix of earning assets added since the second quarter of 2006 also contributed to the lower net interest margin. As illustrated in Table 2, average loans increased $92,603,000 or 12% from the second quarter of 2006, while other interest-earning assets increased $34,258,000 or 240% in the same period. The majority of the other interest-earning asset balances are lower yielding federal fund sold balances.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2007 simulation analysis indicates that the Company is in a relatively neutral interest rate sensitive position and any instantaneous movements would have a negligible effect on net interest income. A neutral interest rate sensitive position means that a relatively equal dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	.08%
Increase 100 bp	.12
Decrease 100 bp	(.17)
Decrease 200 bp	(.89)

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

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2007 and 2006 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2007			Three Months ended June 30, 2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$860,607	$16,861	7.86%	$768,004	$14,372	7.51%
Securities (2)	83,837	976	4.67	87,884	921	4.20
Other interest-earning assets	48,537	657	5.43	14,279	186	5.22

Total interest-earning assets	992,981	18,494	7.47	870,167	15,479	7.13

Non-interest-earning assets	85,664			84,133

Total assets	$1,078,645			$954,300

Interest-bearing liabilities:
Transaction accounts	448,103	4,202	3.76	391,405	3,022	3.10
Time deposits	351,824	4,364	4.98	312,776	3,246	4.16
Borrowings	43,864	754	6.89	38,257	586	6.14

Total interest-bearing liabilities	843,791	9,320	4.43	742,438	6,854	3.70

Non-interest-bearing liabilities	145,985			130,489

Total liabilities	989,776			872,927
Shareholders’ equity	88,869			81,373

Total liabilities and shareholders’ equity	$1,078,645			$954,300

Net interest income		$9,174			$8,625

Interest rate spread			3.04%			3.43%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.71%			3.98%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.67%			.55%

Average interest-earning assets to interest-bearing liabilities	117.68%			117.20%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% and 35% tax rate in 2007 and 2006, respectively. The tax equivalent adjustment was $80,000 and $82,000 in 2007 and 2006 respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2007 and 2006 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2007			Six Months ended June 30, 2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$842,170	$32,859	7.87%	$753,316	$27,605	7.39%
Securities (2)	88,450	2,045	4.66	94,489	1,927	4.11
Other interest-earning assets	44,661	1,196	5.40	20,470	496	4.89

Total interest-earning assets	975,281	36,100	7.46	868,275	30,028	6.97

Non-interest-earning assets	84,722			84,823

Total assets	$1,060,003			$953,098

Interest-bearing liabilities:
Transaction accounts	447,883	8,427	3.79	391,965	5,786	2.98
Time deposits	340,915	8,316	4.92	313,590	6,285	4.04
Borrowings	43,722	1,335	6.16	38,254	1,093	5.76

Total interest-bearing liabilities	832,520	18,078	4.38	743,809	13,164	3.57

Non-interest-bearing liabilities	139,253			128,193

Total liabilities	971,773			872,002
Shareholders’ equity	88,230			81,096

Total liabilities and shareholders’ equity	$1,060,003			$953,098

Net interest income		$18,022			$16,864

Interest rate spread			3.08%			3.40%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.73%			3.92%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.65%			.52%

Average interest-earning assets to interest-bearing liabilities	117.15%			116.73%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% and 35% tax rate in 2007 and 2006, respectively. The tax equivalent adjustment was $161,000 and $162,000, in 2007 and 2006 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2007 Compared to Three months ended June 30, 2006			Six months ended June 30, 2007 Compared to Six months ended June 30, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,797	$692	$2,489	$3,421	$1,832	$5,252

Securities	(44)	99	55	(130)	245	116
Other interest-earning assets(1)	464	7	471	648	52	700

Total interest-earning assets	2,217	798	3,015	3,939	2,129	6,068

Interest expense attributable to:
Transactions accounts	477	703	1,180	910	1,730	2,641
Time deposits	437	681	1,118	587	1,445	2,031
Borrowings	92	76	168	165	77	242

Total interest-bearing liabilities	1,006	1,460	2,466	1,662	3,252	4,914

Increase (decrease) in net interest income	$1,211	$(662)	$549	$2,277	$(1,123)	$1,154

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $950,000 for the six months ended June 30, 2007, an increase of $150,000 compared to the $800,000 provision recorded during the same period in 2006. For the second quarter of 2007 the provision for loan losses was $300,000, a decrease of $100,000 compared to the $400,000 provision for the second quarter of 2006. Contributing to the increase in the provision on a year to date basis was a specific reserve set up for an impaired loan in the first quarter of 2007. Non-performing loans increased to $10,095,000 or 1.11% of total loans outstanding at June 30, 2007, compared to $4,972,000 or .61% at December 31, 2006 and $6,080,000 or .77% at June 30, 2006. The largest increase in non-performing loans was a $2,100,000 residential development loan which resulted in the specific impairment reserve in the first quarter of 2007. Management continues to monitor these relationships and has established appropriate reserves. Net charge-offs, year to date 2007, were $214,000 or .05% on an annualized basis to average loans, compared to the $730,000 and .20% for the first six months of 2006. The allowance for loan losses was 86% of non-performing loans on June 30, 2007 compared to 139% at the end of 2006 and 126% at June 30, 2006. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio. Driving the increase in the loan loss allowance to total loans ratio, from .90% at March 31, 2007 to .95% at June 30, 2007, was the allowance brought over in the First Bank acquisition.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $13,872,000 at June 30, 2007 and $7,953,000 at December 31, 2006. This represents 1.22% of total assets at June 30, 2007 compared to .76% at December 31, 2006. Total non-performing assets as of June 30, 2007 increased from the level at June 30, 2006 when total non-performing assets were $11,199,000 or 1.17% of total assets.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Balance of allowance at beginning of period	$7,342	$7,389	$6,918	$7,581
Adjustment related to business combination	$1,010	—	$1,010	—
Recoveries of loans previously charged off:
Commercial loans	116	8	143	16
Consumer loans	14	0	36	2
Mortgage loans	0	0	23	0

Total recoveries	129	8	202	18

Loans charged off:
Commercial loans	(44)	(117)	(191)	(690)
Consumer loans	(68)	(28)	(194)	(57)
Mortgage loans	(6)	(2)	(31)	(2)

Total charge-offs	(118)	(147)	(416)	(749)

Net charge-offs	11	(139)	(214)	(731)
Provision for loan losses	300	400	950	800
Balance of allowance at end of period	$8,664	$7,650	$8,664	$7,650

Net charge-offs to average loans outstanding for period	.00%	.07%	.05%	.20%

Allowance at end of period to loans at end of period	.95%	.97%	.95%	.97%

Allowance to nonperforming loans at end of period	85.83%	125.80%	85.83%	125.80%

NON-INTEREST INCOME

Table 6-Major Components of Non-Interest Income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Non-interest income:
Service charges and fees	$2,119	$1,229	$3,969	$2,358
Gain on sale of securities	0	0	0	0
Gains on sale of real estate loans	298	220	490	459
Trust Fee Income	258	251	532	492
Bankcard transaction revenue	421	326	781	611
Company owned life insurance earnings	195	202	371	336
Other	419	346	839	766

Total non-interest income	$3,710	$2,574	$6,982	$5,022

As illustrated in Table 6, total non-interest income increased $1,960,000 (39%) for the first six months of 2006 from $5,022,000 at June 30, 2006 to $6,982,000 at June 30, 2007. For the second quarter of 2007 non-interest income increased $1,136,000 (44%) to $3,710,000 compared to $2,574,000 for the same period in 2006. Increases for the six months ended June 30, 2007 included service charges and fees (up $1,611,000, 68%) and bankcard transaction revenue (up $170,000, 28%). Contributing to the increase in service charge income was increased revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of paying items that overdraw the account up to a set limit. The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

NON-INTEREST EXPENSE

Table 7-Major Components of Non-Interest Expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Non-interest expense:
Salaries and benefits	$4,082	$3,718	$8,117	$7,335
Occupancy and equipment	1,094	1,018	2,181	1,997
Data processing	372	329	703	683
Advertising	247	172	423	303
State bank taxes	307	213	658	501
Amortization of intangible assets	230	162	391	323
Other	1,997	1,682	4,153	3,050

Total non-interest expense	$8,329	$7,294	$16,626	$14,192

As illustrated in Table 7, non-interest expense increased to $16,626,000 in the first half of 2007 and to $8,329,000 for the second quarter of 2007 from $14,192,000 and $7,294,000 in the same periods of 2006, an increase of $2,434,000 (17%) and $1,035,000 (14%). The largest increase in non-interest expense was in salaries and benefits, which increased $782,000 (11%) in the first six months of 2007 compared to the same period in 2006. The largest increase in other expenses was in expenses related to repossessed properties, which increased $671,000 in the first six months of 2007 and $195,000 in the second quarter of 2007 for the same periods in 2006. These expenses were primarily the result of certain improvements made to a repossessed commercial office building. Contributing to the increase in state bank taxes was a higher accrual associated with the apportionment of state taxes to the state of Ohio.

INCOME TAX EXPENSE

During the first six months of 2007, income tax expense increased $176,000 (8%) from $2,086,000 in the first six months of 2006 to $2,262,000 in the same period of 2007 as a result of higher earnings. For the second quarter of 2007 income tax expense increased $284,000 (27%) to $1,327,000 compared to $1,043,000 for the same period in 2006 as a result of higher earnings. The effective tax rate increased to 31.13% for the first six months of 2007 compared to 30.99% for the same period in 2006. For the second quarter of 2007 the effective tax rate increased to 31.78% compared to 30.47% for the same period of 2006. Contributing to the increased rate in the second quarter was the addition of non deductible amortization expense from the intangible assets added with the First Bank acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $3,263,000, from $86,883,000 at December 31, 2006 to $90,146,000 at June 30, 2007. In the first six months of 2007, the Company paid a cash dividend of $.22 per share totaling $1,274,000.

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

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2007, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $5,400,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2007, the Bank’s leverage and total risk-based ratios were 9.95% and 10.50% respectively, which exceed the well-capitalized thresholds.

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

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1 million to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the life of the agreement commencing on the opening of the field.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2007, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended June 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
April 1-30, 2007	0	$0	32,000	168,000
May 1-31, 2007	25,000	$25.78	57,000	143,000
June 1-30, 2007	7,400	$25.80	64,400	135,600

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2006. This repurchase program, which began on January 1, 2007 and will expire on December 31, 2007, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 64,400 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 20, 2007. The matters voted on at the meeting and the results of these votes are as follows.

(1)	Election of three directors of BKFC for terms expiring in 2010:

	For	Against/Withheld	Abstentions

Rodney S. Cain	4,903,891	71,873	—

R.C. Durr	4,908,445	67,319	—

Ruth Seligman-Doering	4,960,345	15,419	—

(2)	To approve The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan

For	Against/Withheld	Abstentions
3,875,944	122,617	47,946

(3)	Ratification of the selection of Crowe Chizek and Company LLC as the independent registered public accounting firm of BKFC for the current fiscal year:

For	Against/Withheld	Abstentions
4,945,371	24,308	6,085

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	August 9, 2007	/s/ Robert W. Zapp
Robert W. Zapp
President

Date:	August 9, 2007	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary