Form 10-Q
period 2007-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2007-11-08
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2007

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

As of October 24, 2007, 5,720,382 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data - unaudited)

	September 30 2007	December 31 2006
Assets
Cash and cash equivalents	$55,708	$54,859
Interest bearing deposits with banks	100	100
Available-for-sale securities	88,787	106,926
Held-to-maturity securities	14,286	12,028
Loans held for sale	2,126	4,009
Total loans	920,756	814,101
Less: Allowances for loan losses	8,755	6,918

Net loans	912,001	807,183
Premises and equipment, net	17,393	17,069
FHLB stock, at cost	4,766	4,537
Goodwill	14,378	9,867
Acquisition intangibles, net	4,182	2,290
Cash surrender value of life insurance	20,339	19,779
Accrued interest receivable and other assets	20,115	12,916

Total assets	$1,154,181	$1,051,563

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$988,738	$914,427
Short-term borrowings	20,054	15,960
Notes payable	42,364	23,907
Accrued interest payable and other liabilities	11,965	10,386

Total liabilities	1,063,121	964,680

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,720,382 (2007) and 5,794,699 (2006) shares issued and outstanding	3,098	3,098
Additional paid-in capital	4,657	6,207
Retained earnings	83,219	77,825
Accumulated other comprehensive income/(loss)	86	(247)

Total shareholders’ equity	91,060	86,883

Total liabilities and shareholders’ equity	$1,154,181	$1,051,563

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
INTEREST INCOME
Loans, including related fees	$18,076	$15,440	$50,856	$42,989
Securities and other	1,735	816	4,894	3,133

Total interest income	19,811	16,256	55,750	46,122

INTEREST EXPENSE
Deposits	9,218	6,775	25,961	18,846
Borrowings	912	854	2,247	1,947

Total interest expense	10,130	7,629	28,208	20,793

Net interest income	9,681	8,627	27,542	25,329
Provision for loan losses	100	500	1,050	1,300

Net interest income after provision for loan losses	9,581	8,127	26,492	24,029

NON-INTEREST INCOME
Service charges and fees	2,117	1,706	6,086	4,064
Gain/(loss) on securities	0	0	0	0
Gain on loans sold	202	259	692	718
Other	1,198	1,163	3,721	3,368

Total non-interest income	3,517	3,128	10,499	8,150

NON-INTEREST EXPENSE
Salaries and benefits	4,119	3,696	12,236	11,031
Occupancy and equipment	1,158	1,022	3,339	3,019
Data processing	352	283	1,055	966
Advertising	240	239	663	542
Other	2,733	2,003	7,935	5,877

Total non-interest expense	8,602	7,243	25,228	21,435

INCOME BEFORE INCOME TAXES	4,496	4,012	11,763	10,744
Less: income taxes	1,455	1,270	3,717	3,356

NET INCOME	$3,041	$2,742	$8,046	$7,388

Other comprehensive income (loss)	340	389	333	176

COMPREHENSIVE INCOME	$3,381	$3,131	$8,379	$7,564

Earnings per share, basic	$.53	$.47	$1.39	$1.26
Earnings per share, diluted	$.53	$.47	$1.39	$1.26

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except per share data - unaudited)

	2007	2006
Balance as of January 1	$86,883	$80,447
Comprehensive Income:
Net Income	8,046	7,388
Change in net unrealized gain (loss), net of tax	333	176

Total Comprehensive Income	8,379	7,564

Cash dividends paid	(2,651)	(2,217)
Exercise of stock options (41,328 and 25,950 shares), including tax benefit	747	542
Stock-based compensation expense	684	633
Stock repurchase and retirement (115,645 and 91,400 shares)	(2,982)	(2,369)

Balance as of September 30	$91,060	$84,600

Dividends per share	$0.46	$0.38

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2007	2006
Cash Flows from Operating Activities

Net income	$8,046	$7,388
Adjustments to reconcile net income to net cash From operating activities	2,987	(695)

Net cash from operating activities	11,033	6,693

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	2,935	2,402
Proceeds from paydowns and maturities of available-for-sale securities	217,787	99,548
Purchases of held-to-maturity securities	(5,204)	0
Purchases of available-for-sale securities	(196,011)	(80,437)
Net change in loans	(45,426)	(84,583)
Proceeds from the sale of other real estate	100	5,296
Property and equipment expenditures	(1,320)	(1,001)
Net payments in acquisition	(11,929)	0

Net cash from investing activities	(39,068)	(58,775)

Cash Flows from Financing Activities

Net change in deposits	11,129	(18,344)
Net change in short-term borrowings	4,094	42,261
Advance on notes payable	18,557	0
Proceeds from exercise of stock options	747	542
Cash dividends paid	(2,651)	(2,217)
Stock repurchase and retirement	(2,982)	(2,369)
Payments on note payable	(10)	(10,030)

Net cash from financing activities	28,884	_9,843

Net change in cash and cash equivalents	849	(42,239)
Cash and cash equivalents at beginning of period	54,859	71,344

Cash and cash equivalents at end of period	$55,708	$29,105

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2007

(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in The Bank of Kentucky Corporation December 31, 2006 Annual Report on Form 10-K.

To prepare financial statements in conformity with U.S. generally accepted accounting principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments, in particular, are subject to change.

Note 3 - Acquisitions:

On May 21, 2007, the Company announced it had completed its acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). First Bank was merged into the Bank, and currently operates under The Bank of Kentucky name. As of the closing date of the acquisition, First Bank had approximately $74,000,000 in total assets, which included $63,000,000 in loans, and $63,000,000 in deposits on the liability side of the balance sheet. The total purchase price for this acquisition was $20,400,000 which was funded in part by issuing $18,000,000 in Trust Preferred Securities, as further described below. The acquisition included a core deposit intangible asset of $1,500,000, a customer relationship intangible asset of $1,125,000 and goodwill of approximately $4,500,000. The acquisition also included a deferred tax asset of approximately $4,800,000, resulting from a net operating loss carryforward. The results of operations for this acquisition have been included since the transaction date as of May 18, 2007.

In May of 2007, The Bank of Kentucky Capital Trust II, (the “Trust”), a trust subsidiary of the Company, issued $18,000,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities “Trust Preferred Securities” as part of a pooled offering. The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2012 at face value. The final maturity date is May of 2037. The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557,000 aggregate principal amount of junior subordinated debentures issued by the Company. These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

Note 4 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended September 2007 and 2006, 418,306 and 286,302 options were not considered, as they were not dilutive, and for the nine months ended September 2007 and 2006, 373,327 and 289,949 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Weighted average shares outstanding	5,745,799	5,823,978	5,769,464	5,843,956
Dilutive effects of assumed exercises of Stock Options	22,077	35,322	26,951	33,204

Shares used to compute diluted Earnings per share	5,767,876	5,859,300	5,796,415	5,877,160

Note 5 - Stock-Based Compensation:

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

The Company recorded stock option expense of $154,000 ($154,000, net of taxes) and $684,000 ($607,000, net of taxes) for the three and nine months ended September 30, 2007 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006.

Note 6 - Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold, and investments in money market mutual funds. The Company reports net cash flows for customer loan and deposit transactions, and interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Note 7 - Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Note 8 - New Accounting Pronouncements:

In September 2006, the Financial Accounting Standards Board, “FASB”, issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The new standard is effective for fiscal years beginning after November 15, 2007. The Company has not completed its evaluation of the impact of the adoption of SFAS No. 157.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company does not expect the adoption of SFAS No. 159 to have a material impact on the financial statements.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits and does not anticipate any increase in unrecognized benefits during 2007 relative to any tax positions taken prior to January 1, 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of January 1, 2007. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2003.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $8,755,000 or .95% of total loans was an appropriate estimate of losses within the loan portfolio as of September 30, 2007. This estimate resulted in a provision for loan losses on the income statement of $1,050,000 for the nine months ended September 30, 2007. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the results from the third quarter and first nine months of 2007 was the First Bank acquisition, the growth in revenue and lower provision for loan losses. The acquisition of First Bank was completed in May of 2007 and is detailed in Item 1, Note 3 of this quarterly report. Total revenues increased $1,443,000 or 12% from the third quarter of 2006, which was offset by an increase in non-interest expense of $1,359,000, or 19% in the same time period. The revenue increase was the result of increases in net interest income of $1,054,000 or 12% and non-interest income of $389,000 or 12% in the third quarter of 2007, as compared to the same period in 2006. Contributing to the increase in non-interest income was the increase in revenue from the Bank’s new overdraft program. The increase in net interest income was the result of the growth in earning assets. The largest increases in non-interest expense were salaries and employee benefits expense which increased $423,000 or 11%. The provision for loan losses was down $400,000 or 80% from the third quarter of 2006, Contributing to the decrease in the provision expense was the lower levels of net charge-offs, which totaled $223,000 for the first nine months of 2007 compared to $2,134,000 in the same period of 2006.

FINANCIAL CONDITION

Total assets at September 30, 2007 were $1,154,181,000 as compared to $1,051,563,000 at December 31, 2006, an increase of $102,618,000 (10%). Loans outstanding increased $106,655,000 (13%) from $814,101,000 at December 31, 2006 to $920,756,000 at September 30, 2007, while available-for-sale securities decreased $18,139,000 (17%) for the same time period. As Table 1 illustrates, the largest increase in the loan portfolio has been in construction loans, which have increased $38,982,000 (41%) since December 31, 2006 and have increased from 12% of total loans at December 31, 2006 to 15% of total loans at September 30, 2007. Other increases in the loan portfolio have included commercial loans of $25,548,000 (17%) and residential real estate loans of $25,183,000 (14%). The loan growth includes the addition of the First Bank loan portfolio, which was similar to The Bank of Kentucky portfolio in the fact that the largest percentage of the First Bank loan portfolio was concentrated in commercial and commercial real estate loans. The decrease in the available-for-sale securities was the result of the run-off of short-term investments purchased to pledge as collateral for public fund deposits, which have decreased $33,000,000 since December 31, 2006. The increases in goodwill, acquisition intangibles and other assets were the result to the First Bank acquisition and are detailed in Item 1, Note 3 of this quarterly report.

Including the First Bank acquisition, total deposits increased $74,311,000 (8%) to $988,738,000 at September 30, 2007, compared to $914,427,000 at December 31, 2006, while short-term borrowings increased $4,094,000 (26%) to $20,054,000 at September 30, 2007 from $15,960,000 at December 31, 2006. Table 1 illustrates the growth in deposits by type of account from December 31, 2006 to September 30, 2007. As shown in Table 1, the largest increase in deposits came from money market accounts which have increased $51,346,000 (28%) since December 31, 2006 and have increased from 20% of total deposits at December 31, 2006 to 24% of total deposits at September 30, 2007. The Bank’s money market index account, which is indexed to short term interest rates, has seen the majority of the deposit growth as depositors have moved and invested funds into this attractive yielding account. The $36,700,000 (16%) decrease in the Interest bearing transaction accounts was the result of the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public fund deposits were down approximately $33,000,000 from December 31, 2006 to September 30, 2007. Notes payable as of September 30, 2007 increased by $18,457,000 (77%) from December 31, 2006, as a result of the issuance of $18,000,000 in Trust Preferred Securities used for the acquisition of First Bank.

Table 1 The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	September 30, 2007		December 31, 2006
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$373,471	40.6%	$359,943	44.2%
One- to four-family residential real estate loans	206,717	22.4	181,534	22.3
Commercial loans	176,761	19.2	151,213	18.5
Consumer loans	20,261	2.2	19,260	2.4

Construction and land development loans	134,764	14.6	95,812	11.7
Municipal obligations	9,456	1.0	6,970	0.9

Total loans	$921,430	100.0%	$814,732	100.0%

Less:
Deferred loan fees	674		631
Allowance for loan losses	8,755		6,918

Net loans	$912,001		$807,183

Type of Deposit:
Non interest bearing deposits	$158,072	16.0%	$149,519	16.4%
Interest bearing transaction deposits	190,241	19.2	226,941	24.8
Money market deposits	234,582	23.7	183,236	20.0
Savings deposits	32,691	3.3	32,203	3.5
Certificates of deposits	318,128	32.2	274,409	30.0
Individual Retirement accounts	55,024	5.6	48,119	5.3

Total Deposits	$988,738	100.0%	$914,427	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $7,388,000 ($1.26 diluted earnings per share) in 2006 to $8,046,000 ($1.39 diluted earnings per share) in 2007, an increase of $658,000 (9%). Net income for the quarter ended September 30, 2007 was $3,041,000 ($.53 diluted earnings per share) as compared to $2,742,000 ($.47 diluted earnings per share) during the same period of 2006, an increase of $299,000 (11%). The primary reason for the increase in earnings from the first nine months of 2006 was a $4,562,000 (14%) increase in revenue and a $250,000 (19%) decrease in the provision for loan losses, which was partially offset by a $3,793,000 (18%) increase in non-interest expense. The increase in revenue included a $2,213,000 (9%) increase in net interest income and $2,349,000 (29%) increase in non-interest income. Contributing to the increase in non-interest income were service charges and fees (up $2,022,000, 50%), which included increased revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. Contributing to the decrease in the provision for loan losses was a $1,911,000 decrease in net charge-offs from 2006 to 2007. The increase in non-interest expense included approximately $779,000 in expenses relating to the improvement of a repossessed property.

NET INTEREST INCOME

Net interest income increased $1,054,000 (12%) in the third quarter of 2007 as compared to the same period in 2006, while the year to date total increased $2,213,000 (9%) from $25,329,000 in 2006 to $27,542,000 in 2007. The increase was driven by the growth in the balance sheet and was partially offset by a lower net interest margin. As illustrated in Table 4, net interest income was positively impacted by the volume additions to the balance sheet of $1,438,000, and was offset by the rate variance, which had a $375,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve. The flatness of the yield curve has impacted interest on the Bank’s liabilities to a greater extent than interest income on assets, as more immediately repriceable deposits and CD’s have repriced than have short-term assets. Also, long-term assets have repriced at relatively lower rates.

As illustrated in Table 2, the net interest margin of 3.68% for the third quarter of 2007 was 27 basis points lower than the 3.95% net interest margin for the third quarter of 2006. Contributing to the decrease in the net interest margin was the cost of interest bearing liabilities increasing faster than the yield on earning assets. The cost of interest bearing liabilities increased 38 basis points from 4.05 % for the third quarter of 2006 to 4.43% in the third quarter of 2007, while the yield on earning assets only increased 9 basis points from 7.41% for the third quarter of 2006 to 7.50% in the third quarter of 2007.

The balance sheet growth in the third quarter of 2007 was driven by the First Bank acquisition and growth in deposits since September 2006, which funded the increase in average earning assets of $178,112,000 or 20% from the third quarter of 2006. Average interest bearing liabilities increased $159,520,000, or 21% to $906,602,000 from the third quarter of 2006 to the third quarter of 2007. A lower yielding mix of earning assets added since the third quarter of 2006 also contributed to the lower net interest margin. As illustrated in Table 2, average loans increased $117,725,000 or 15% from the third quarter of 2006, while other interest-earning assets increased $35,230,000 or 672% in the same period. The majority of the other interest-earning asset balances are lower yielding federal fund sold balances.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2007 simulation analysis indicates that the Company is in a relatively neutral interest rate sensitive position and any instantaneous movements would have a negligible effect on net interest income. A neutral interest rate sensitive position means that a relatively equal dollar volume of interest earning assets can, or will, reprice in the next year, as compared to the dollar volume of interest bearing liabilities.

Net interest income estimates are summarized below.

Interest Rate	Net Interest Income Change
Increase 200 bp	(.89)%
Increase 100 bp	(.44)
Decrease 100 bp	.35
Decrease 200 bp	.21

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2007 and 2006 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2007			Three Months ended September 30, 2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$913,500	$18,124	7.87%	$795,775	$15,474	7.71%
Securities (2)	99,085	1,230	4.92	73,928	786	4.22
Other interest-earning assets	40,476	548	5.37	5,246	78	5.90

Total interest-earning assets	1,053,061	19,902	7.50	874,949	16,338	7.41

Non-interest-earning assets	91,731			84,019

Total assets	$1,144,792			$958,968

Interest-bearing liabilities:
Transaction accounts	476,159	4,503	3.75	377,998	3,259	3.42
Time deposits	371,889	4,715	5.03	312,294	3,516	4.47
Borrowings	58,554	912	6.18	56,790	854	5.97

Total interest-bearing liabilities	906,602	10,130	4.43	747,082	7,629	4.05

Non-interest-bearing liabilities	154,064			127,760

Total liabilities	1,060,666			874,842
Shareholders’ equity	84,126			84,126

Total liabilities and shareholders’ equity	$1,144,792			$958,968

Net interest income		$9,772			$8,709

Interest rate spread			3.07%			3.36%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.68%			3.95%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.61%			.59%

Average interest-earning assets to interest-bearing liabilities	116.15%			117.12%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% and 35% tax rate in 2007 and 2006, respectively. The tax equivalent adjustment was $91,000 and $82,000 in 2007 and 2006 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2007 and 2006 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30,2007			Nine Months ended September 30, 2006
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$866,208	$50,983	7.87%	$767,625	$43,078	7.50%
Securities (2)	92,034	3,274	4.76	87,560	2,713	4.14
Other interest-earning assets	43,250	1,744	5.39	15,340	574	5.00

Total interest-earning assets	1,001,492	56,001	7.47	870,525	46,365	7.11

Non-interest-earning assets	88,272			84,551

Total assets	$1,089,764			$955,076

Interest-bearing liabilities:
Transaction accounts	457,412	12,930	3.78	387,258	9,045	3.12
Time deposits	351,353	13,031	4.96	313,153	9,801	4.18
Borrowings	48,687	2,247	6.17	44,153	1,947	5.90

Total interest-bearing liabilities	857,452	28,208	4.40	744,564	20,793	3.73

Non-interest-bearing liabilities	150,193			128,393

Total liabilities	1,007,645			872,957
Shareholders’ equity	82,119			82,119

Total liabilities and shareholders’ equity	$1,089,764			$955,076

Net interest income		$27,793			$25,572

Interest rate spread			3.07%			3.38%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.71%			3.93%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.64%			.55%

Average interest-earning assets to interest-bearing liabilities	116.80%			116.92%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% and 35% tax rate in 2007 and 2006, respectively. The tax equivalent adjustment was $251,000 and $243,000, in 2007 and 2006 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30,2007 Compared to Three months ended September 30, 2006			Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$2,311	$339	$2,650	$5,744	$2,160	$7,904
Securities	295	149	444	144	418	562
Other interest-earning assets(1)	474	(4)	470	1,125	45	1,170

Total interest-earning assets	3,080	484	3,564	7,013	2,623	9,636

Interest expense attributable to:
Transactions accounts	899	345	1,244	1,803	2,082	3,885
Time deposits	716	483	1,199	1,287	1,943	3,230
Borrowings	27	31	58	207	93	300

Total interest-bearing liabilities	1,642	859	2,501	3,297	4,118	7,415

Increase (decrease) in net interest income	$1,438	$(375)	$1,063	$3,716	$(1,494)	$2,221

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,050,000 for the nine months ended September 30, 2007, a decrease of $250,000 compared to the $1,300,000 provision recorded during the same period in 2006. For the third quarter of 2007, the provision for loan losses was $100,000, a decrease of $400,000 compared to the $500,000 provision for the third quarter of 2006. Non-performing loans totaled $8,788,000 or .95% of total loans outstanding at September 30, 2007, compared to $10,095,000 or 1.11% at June 30, 2007, $4,972,000 or .61% at December 31, 2006, and $4,804,000 or ..59% at September 30, 2006. The largest increase in non-performing loans since December 31, 2006 was a $1,800,000 residential development loan which resulted in the specific impairment reserve in the first quarter of 2007. Management continues to monitor these relationships and has established appropriate reserves. Net charge-offs, year to date 2007, were $223,000 or .03% on an annualized basis to average loans, compared to the $2,134,000 and .37% for the first nine months of 2006. Net charge-offs for the third quarter of 2007 were $9,000 or .00% on an annualized basis to average loans, compared to the $1,403,000 or .70% in the third quarter of 2006, while the specific impairment reserves decreased $185,000 in the third quarter from $3,328,000 at June 30, 2007 to $3,143,000 at September 30, 2007. The allowance for loan losses was 100% of non-performing loans on September 30, 2007 compared to 139% at the end of 2006 and 140% at September 30, 2006. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio. Contributing to the increase in the loan loss allowance to total loans ratio, from .85% at December 31, 2006 to .95% at September 30, 2007 was the allowance brought over in the First Bank acquisition and the relatively higher historical losses associated with the First Bank loans.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $13,064,000 at September 30, 2007, $13,872,000 at June 30, 2007, $7,953,000 at December 31, 2006 and $8,238,000 at September 30, 2006. This represents 1.14% of total assets at September 30, 2007 compared to 1.22% at June 30, 2007, .76% at December 31, 2006 and .84% at September 30, 2006.

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006

Balance of allowance at beginning of period	$8,664	$7,650	$6,918	$7,581
Adjustment related to business combination			1,010
Recoveries of loans previously charged off:
Commercial loans	200	21	343	37
Consumer loans	28	15	64	17
Mortgage loans	0	0	23	0

Total recoveries	228	36	430	54

Loans charged off:
Commercial loans	(142)	(1,376)	(333)	(2,066)
Consumer loans	(95)	(51)	(289)	(108)
Mortgage loans	0	(12)	(31)	(14)

Total charge-offs	(237)	(1,439)	(653)	(2,188)

Net charge-offs	(9)	(1,403)	(223)	(2,134)
Provision for loan losses	100	500	1,050	1,300
Balance of allowance at end of period	$8,755	$6,747	$8,755	$6,747

Net charge-offs to average loans outstanding for period	.00%	.70%	.03%	.37%

Allowance at end of period to loans at end of period	.95%	.83%	.95%	.83%

Allowance to nonperforming loans at end of period	99.62%	140.40%	99.62%	140.40%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Non-interest income:
Service charges and fees	$2,117	$1,706	$6,086	$4,064
Gain on sale of securities	0	0	0	0
Gains on sale of real estate loans	202	259	692	718
Trust Fee Income	265	290	797	782
Bankcard transaction revenue	408	317	1,189	928
Company owned life insurance earnings	184	171	555	507
Other	341	385	1,180	1,151

Total non-interest income	$3,517	$3,128	$10,499	$8,150

As illustrated in Table 6, total non-interest income increased $2,349,000 (29%) for the first nine months of 2007 from $8,150,000 at September 30, 2006 to $10,499,000 at September 30, 2007. For the third quarter of 2007 non-interest income increased $389,000 (12%) to $3,517,000 compared to $3,128,000 for the same period in 2006. Increases for the nine months ended September 30, 2007 included service charges and fees (up $2,022,000, 50%), bankcard transaction revenue (up $261,000, 28%), and Company owned life insurance earnings (up $48,000, 10%). Contributing to the increase in service charge income was increased revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of paying items that overdraw the account up to a set limit. The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Non-interest expense:
Salaries and benefits	$4,119	$3,696	$12,236	$11,031
Occupancy and equipment	1,158	1,022	3,339	3,019
Data processing	352	283	1,055	966
Advertising	240	239	663	542
State bank taxes	300	276	958	777
Amortization of intangible assets	347	162	738	485
Other real estate owned	61	52	827	147
Electronic banking	216	214	662	604
Other	1,809	1,299	4,750	3,864

Total non-interest expense	$8,602	$7,243	$25,228	$21,435

As illustrated in Table 7, non-interest expense increased to $25,228,000 in the first nine months of 2007 and to $8,602,000 for the third quarter of 2007 from $21,435,000 and $7,243,000 in the same periods of 2006, an increase of $3,793,000 (18%) and $1,359,000 (19%). The largest increase in non-interest expense was in salaries and benefits, which increased $1,205,000 (11%) in the first nine months of 2007 compared to the same period in 2006. The increase in expenses for other real estate owned, which increased $680,000 in the first nine months of 2007 and $9,000 in the third quarter of 2007 for the same periods in 2006, was the result of certain improvements made to a repossessed commercial office building. The increase of $253,000 in amortization of intangible assets for the first nine months of 2007, and the $185,000 increase in the third quarter, was the result of the First Bank acquisition. Contributing to the increase in state bank taxes was a higher accrual associated with the apportionment of state taxes to the state of Ohio.

INCOME TAX EXPENSE

During the first nine months of 2007, income tax expense increased $361,000 (11%) from $3,356,000 in the first nine months of 2006 to $3,717,000 in the same period of 2007 as a result of higher earnings. For the third quarter of 2007 income tax expense increased $185,000 (15%) to $1,455,000 compared to $1,270,000 for the same period in 2006 as a result of higher earnings. The effective tax rate increased slightly to 31.60% for the first nine months of 2007 compared to 31.24% for the same period in 2006. For the third quarter of 2007 the effective tax rate increased to 32.36% compared to 31.66% for the same period of 2006. Contributing to the increased rate in the third quarter was the addition of non deductible amortization expense from the intangible assets added with the First Bank acquisition.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. The Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $4,177,000, from $86,883,000 at December 31, 2006 to $91,060,000 at September 30, 2007. In the first nine months of 2007, the Company paid a cash dividend of $.46 per share totaling $2,651,000.

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

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2007, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $1,900,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2007, the Bank’s leverage and total risk-based ratios were 9.21% and 10.17% respectively, which exceed the well-capitalized thresholds.

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

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1 million to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty five year life of the agreement commencing on the opening of the field.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended September 30, 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
July 1-31, 2007	13,400	$25.60	77,800	122,200
August 1-31, 2007	19,000	$25.53	96,800	103,200
September 1-30, 2007	18,845	$25.50	115,645	84,355

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2006. This repurchase program, which began on January 1, 2006 and will expire on December 31, 2007, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 115,645 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: November 8, 2007	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: November 8, 2007	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary