Form 10-K
period 2007-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2008-03-14
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year December 31, 2007

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

Registrant’s telephone number, including area code: (859) 371-2340

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2007 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $81,500,000.

At March 1, 2008, there were 5,645,107 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant filed, or to be filed, with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

SIGNATURES	88
INDEX TO EXHIBITS	89

Exhibit 31.1	CERTIFICATIONS
Exhibit 31.2	CERTIFICATIONS
Exhibit 21	SUBSIDIARIES OF THE REGISTRANT
Exhibit 23	CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Exhibit 32.1	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
Exhibit 32.2	CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

PART I

Item 1.	Business

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

On May 18, 2007, BKFC consummated the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). This acquisition was accounted for under the purchase method of accounting and accordingly the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value will be amortized to income and expensed over the estimated remaining lives of the related assets and liabilities.

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

Available Information

BKFC maintains an Internet web site at the following internet address: http://www.bankofky.com. BKFC makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material was electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). Materials that BKFC files with the SEC may be read and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s website, www.sec.gov. BKFC will provide a copy of any of the foregoing documents to stockholders free of charge upon request.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$387,234	40.7%	$359,943	44.2%	$295,326	40.4%	$290,684	40.3%	$249,683	37.8%
Residential real estate loans	215,915	22.7	181,534	22.3	183,644	25.1	188,140	26.1	175,492	26.5
Commercial loans	182,431	19.2	151,213	18.6	136,693	18.7	130,760	18.2	130,022	19.7
Consumer loans	20,601	2.2	19,260	2.3	20,046	2.7	20,606	2.9	19,367	2.9
Construction and land development loans	134,807	14.2	95,812	11.8	89,847	12.3	84,690	11.8	82,356	12.5
Municipal obligations	9,354	1.0	6,970	0.8	6,171	0.8	5,074	0.7	4,183	0.6

Total loans	$950,342	100.0%	$814,732	100.0%	$731,727	100.0%	$719,954	100.0%	$661,103	100.0%

Less:
Deferred loan fees	628		631		668		797		661
Allowance for loan losses	8,505		6,918		7,581		7,214		6,855

Net loans	$941,209		$807,183		$723,478		$711,943		$653,587

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2007, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2007:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial loans	$99,557	$82,006	$868	$182,431
Construction and land development loans	134,807	—	—	134,807

Total	$234,364	$82,006	$868	$317,238

Interest sensitivity:
With fixed rates		$48,653	$245
With variable rates		33,353	623

Total		$82,006	$868

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans generally have terms to maturity of between 10 and 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one, three or five years based upon the interest rates of the applicable one- three- or five-year U.S. Treasury security then offered.

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

At December 31, 2007, the Bank had a total of $387 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the Northern Kentucky metropolitan area. Such loans comprised approximately 41% of the Bank’s total loans at such date, $1.69 million of which were non-performing.

Residential Real Estate Loans. The Bank originates permanent conventional loans secured by first mortgages on single-family and multi-family residential properties located in the Northern Kentucky area. The Bank also originates loans for the construction of residential properties and home equity loans secured by second mortgages on residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and improvements thereon, if any.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $216 million at December 31, 2007, and represented 23% of total loans at such date. At December 31, 2007, the Bank had $3.47 million of non-performing loans of this type.

Loans held for sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2007, these loans totaled $2.67 million.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout Northern Kentucky and the metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2007, the Bank had $182 million, or 19% of total loans, invested in commercial loans, $1.21 million of which was non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2007, the Bank had $21 million, or 2% of total loans, invested in consumer loans, $192,000 of which was non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2007, a total of $135 million, or approximately 14% of the Bank’s total loans, consisted of construction and land development loans, $2.49 million of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2007, the Bank had $9 million, or 1.0% of total loans, invested in municipal obligation loans, none of which were non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit and business history of the borrower and prior projects completed by the borrower. Personal guarantees of one or more principals of the borrower are generally obtained. An environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee if it exceeds the officer’s lending authority for approval or rejection. If, however, the loan relationship is in excess of $1.75 million, the loan will be submitted to the Bank’s Executive Committee for approval or rejection.

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

When a residential real estate loan application is approved, title insurance is normally obtained in respect of the real estate, which will secure the loan. When a nonresidential real estate loan application is approved, title insurance is customarily obtained on the title to the real estate, which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and name the Bank as an insured mortgagee.

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

Loans that are 90 days past due are not well secured and in the process of collection will be placed on non-accrual status. Under-collateralized loans that are 90 days past due will be fully or partially charged-off. The amount charged-off will be charged against the loan loss allowance.

The Bank has developed a risk-rating system to quantify commercial loan quality. The system assigns a risk rating from one to nine for each loan. Classified commercial loans are those with risk ratings of seven or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s exposure. Losses or partial losses will be taken when they are recognized.

The Bank’s risk rating system is similar to that used by regulatory agencies. Problem assets are classified as “substandard” (risk rating 7), “doubtful” (risk rating 8) or “loss” (risk rating 9). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. An asset classified as a “loss” is considered uncollectable and of such little value that its continuance as an asset of the institution is not warranted. The regulations also contain a “special mention” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

Generally, the Bank classifies as “substandard” all commercial loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amounts of the Bank’s classified assets at December 31, 2007 and 2006 were as follows:

	12/31/07	12/31/06
	(Dollars in thousands)
Substandard (risk rating 7)	$21,248	$12,370
Doubtful (risk rating 8)	3,040	1,519
Loss (risk rating 9)	—	—

Total classified assets	$24,288	$13,889

The following table reflects the amount of loans that are in delinquent status of 30 to 89 days as of December 31, 2007 and 2006. Loans that are delinquent 90 days or more or are in non-accrual status are detailed below.

	12/31/07	12/31/06
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$5,649	$12,340
60 to 89 days	920	2,102

Total delinquent loans	$6,569	$14,442

Ratio of total delinquent loans 30 to 89 days to total loans	0.69%	1.77%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated. During the periods shown, the Bank had no restructured loans within the meaning of FAS No. 15. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2007, the Bank had designated $7.9 million as impaired loans, a portion of these loans were included in the non-accrual and 90 days past due totals below. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Real estate:
Nonresidential	$1,391	$318	$2,996	$1,319	$489
Residential	1,731	1,630	95	941	181
Construction	2,281	601	941	217	174
Commercial	851	356	2,664	1,010	622
Consumer and other	135	—	—	—	—

Total	$6,389	$2,905	$6,696	$3,487	$1,466

Accruing loans which are contractually past due 90 days or more:
Real estate:
Nonresidential	$297	$271	$67	$361	$800
Residential	1,739	799	1,225	1,115	843
Construction	205	—	114	—	—
Commercial	360	959	850	113	310
Consumer and other loans	57	39	93	69	54

Total	$2,658	$2,068	$2,349	$1,658	$2,007

Total of non-accrual and 90 days past due loans	$9,047	$4,973	$9,045	$5,145	$3,473

Percentage of total loans	0.95%	0.61%	1.24%	0.72%	0.53%

Other non-performing assets(2)	$4,117	$2,981	$5,063	$1,434	$1,239

(1)	Non-accrual status denotes loans in which, in the opinion of management, the collection of additional interest is unlikely, or loans that meet non-accrual criteria as established by regulatory authorities. Payments received on a non-accrual loan are accounted for on the cash-basis or cost-recovery method, until qualifying for return to accrual method.
(2)	Consists of real estate acquired through foreclosure, which is carried at fair value less estimated selling expenses.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2007, the Bank’s allowance for loan losses totaled $8.5 million.

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

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Loan type:
Commercial	$4,772	$3,360	$3,827	$3,537	$3,369
Real estate	2,851	2,520	2,571	2,528	2,499
Consumer, CRA and credit cards	882	1,038	1,183	1,149	987

Total allowance for loan losses	$8,505	$6,918	$7,581	$7,214	$6,855

The Bank increased its allowance for loan losses from $6.9 million at December 31, 2006, to $8.5 million at December 31, 2007, due primarily to the amount of the allowance allocated to impaired loans and the First Bank acquisition. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see “Management Discussion and Analysis” of this Form 10-K.

Investment Activities

The investment policy of the Bank is both to manage the utilization of excess funds and to provide for the liquidity needs of the Bank as loan demand and daily operations dictate. The Bank’s federal income tax position is also consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 10 years are considered when the net yield exceeds that of taxable securities and the Bank’s effective tax rate warrants such investments.

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2007		2006		2005
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
Municipal and other obligations	$16,230	$16,170	$12,028	$11,815	$14,823	$14,551

Total held-to-maturity securities	$16,230	$16,170	$12,028	$11,815	$14,823	$14,551

Available-for-sale securities:
U.S.Treasury	39,999	39,995	14,995	14,996	—	—
U.S. Government agency obligations	110,444	110,774	90,958	90,575	78,931	78,147
Corporate obligations	1,300	1,300	1,355	1,355	1,405	1,405

Total available-for-sale securities	$151,743	$152,069	$107,308	$106,926	$80,336	$79,552

The following table sets forth the carrying value of the Bank’s securities portfolio at December 31, 2007 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
			(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	$3,147	3.08%	$8,134	3.64%	$4,949	3.29%	$—	0.00%	$16,230	3.42%

Available for sale:
U.S. Treasury	39,995	0.91%	—	0.00%	—	0.00%	—	0.00%	39,995	0.91%
Corporate obligations	—	0.00%	—	0.00%	—	0.00%	1,300	5.11%	1,300	5.11%
U.S. Government agency obligations	69,265	4.45%	24,244	5.32%	17,265	4.93%	—	0.00%	110,774	4.71%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2007, the Bank had $17.8 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank did not have any brokered deposits as of December 31, 2007.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2007:

Maturity	At December 31, 2007
(In thousands)
Three months or less	$35,726
Over 3 months to 6 months	35,075
Over 6 months to 12 months	36,503
Over 12 months	18,273

Total	$125,577

Short-Term Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2007, 2006 and 2005, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2007	2006	2005
	(Dollars in thousands)
Maximum balance at any month-end during the period	$22,789	$46,486	$39,656
Average balance	17,371	16,904	9,632
Weighted average interest rate	3.75%	4.81%	2.97%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2007	2006	2005
Short-term borrowings outstanding	$22,789	$15,960	$4,225
Weighted average interest rate	3.12%	3.96%	3.21%

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

In recognition of the foregoing factors, the management and the Board of Directors of the Bank have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: (i) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; (ii) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; (iii) emphasizing the origination and retention of adjustable-rate loans; and (iv) utilizing longer term certificates of deposit as funding sources when available. Management and the Board of Directors monitor the Bank’s exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range. For more information on the Bank’s interest rate risk see the “Asset/Liability Management and Market Risk” section of the “Management’s Discussion and Analysis of Financial Condition”.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2007, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or repricing of the Bank’s liabilities exceed the contractual terms to maturity or repricing of the Bank’s earning assets in a twelve-month period by $240.6 million. While this table based on contractual terms shows a negative “gap,” the Bank’s interest rate model which incorporates assumptions based on historical behavior shows a negative “gap” of $152.6 million. The difference is a result of the Bank’s interest rate model assumption that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than repricing immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

	Within 3 months	4 - 12 months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$569	$—	$—	$—	$569
Interest bearing deposits with banks	100	—	—	—	100
Securities	96,378	10,060	37,154	29,473	173,065
Loans receivable (1)	176,477	364,449	394,092	16,132	951,150

Total interest-earning assets	273,524	374,509	431,246	45,605	1,124,884

Interest-bearing liabilities:
Savings deposits	30,530	—	—	—	30,530
Money market deposit accounts	244,860	—	—	—	244,860
NOW accounts	245,604	—	—	—	245,604
Certificates of deposit	75,665	193,105	50,807	—	319,577
IRAs	9,470	31,577	12,883	—	53,930
Federal funds purchased	2,770	—	—	—	2,770
Repurchase agreements	17,819	—	—	—	17,819
Other borrowings	2,200	—	—	—	2,200
Notes payable	35,000	—	6,000	1,340	42,340

Total interest-bearing liabilities	663,918	224,682	69,690	1,340	959,630

Interest-earning assets less
Interest-bearing liabilities	$(390,394)	$149,827	$361,556	$44,265	$165,254

Cumulative interest-rate sensitivity gap	$(390,394)	$(240,567)	$120,989	$165,254

Cumulative interest-rate gap as a percentage of total interest earning assets	(34.71)%	(21.39)%	10.76%	14.69%

(1)	Excludes the allowance for loan losses, in process accounts and purchase accounting adjustments.

Competition

The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office locations. In making loans, the Bank competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

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

Employees

As of December 31, 2007, the Bank had 267 full-time employees and 65 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about BKFC. Federal and state regulation of banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund, rather than for the protection of stockholders and creditors.

Regulation of BKFC. BKFC is a bank holding company subject to regulation by the Board of Governors of the Federal Reserve System (“FRB”) under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, BKFC is required to file periodic reports with, and is subject to the regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether BKFC is operating in accordance with various regulatory requirements and in a safe and sound manner. The FRB may initiate enforcement proceedings against BKFC for violations of laws or regulations or for engaging in unsafe and unsound practices, particularly if such conduct could or does adversely impact the Bank. BKFC is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

Under the BHCA, the FRB’s prior approval is required in any case in which BKFC proposes to acquire all or substantially all of the assets of any bank, acquire direct or indirect ownership or control of more than 5% of the voting shares of any bank, or merge or consolidate with any other bank holding company. The BHCA also prohibits, with certain exceptions, BKFC from acquiring direct or indirect ownership or control of more than 5% of any class of voting shares of any non-banking company. Under the BHCA, BKFC may not engage in any business other than managing and controlling banks or furnishing certain specified services to subsidiaries and may not acquire voting control of non-banking companies unless the FRB determines such businesses and services to be closely related to banking. When reviewing bank acquisition applications for approval, the FRB considers, among other things, each subsidiary bank’s record in meeting the credit needs of the communities it serves in accordance with the Community Reinvestment Act of 1977, as amended (the “CRA”). The Bank has a current CRA rating of “satisfactory.” In addition, the FRB could require that BKFC terminate any activity, if the FRB deems the activity to constitute a serious risk to the financial soundness of the Bank.

It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. The FRB could require BKFC to provide such support at times when BKFC lacks the resources to do so. See “Regulatory Capital Requirements” and “Dividend Restrictions” regarding minimum capital levels to which BKFC is subject and regulatory limits on BKFC’s ability to pay dividends to stockholders. As a bank holding company, BKFC must notify the FRB if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC’s net worth.

Regulation of the Bank. The Bank is a Kentucky-chartered bank with Federal Deposit Insurance Corporation (“FDIC”) deposit insurance. The Bank is subject to numerous federal and state statutes and regulations regarding the conduct of its business, including, among other things, maintenance of reserves against deposits; capital adequacy; restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon; restrictions on the terms of loans to officers, directors, large shareholders and their affiliates; restrictions relating to investments and other activities; and requirements regarding mergers and branching activities.

The Bank is subject to the regulation, supervision and examination by the Department and the FDIC. Both the Department and the FDIC have the authority to issue cease-and-desist orders if either determines that the activities of the Bank represent unsafe and unsound banking practices. If the grounds provided by law exist, the Department or the FDIC may appoint a conservator or receiver for the Bank.

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

The Bank is subject to the guidance on sound risk management practices for concentrations in commercial real estate lending set forth by the Office of the Comptroller of the Currency, the Board of Governors of the Federal Reserve System, and the Federal Deposit Insurance Corporation. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Also, this guidance directs institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2007, the maximum the Bank could lend to any one borrower generally equaled $16 million and equaled $24 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

Generally, the Bank’s permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including the Bank, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

Regulatory Capital Requirements. The FRB has adopted risk-based capital guidelines for bank holding companies. Such companies must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Risk-Based Ratio”) of 8%. At least half of the minimum-required total capital of 8% must be composed of Tier 1 Capital, which consists of common shareholders’ equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Risk-Based Ratio”). The remainder of total capital may consist of subordinated and qualifying convertible debt, other preferred stock and a limited amount of loan and lease loss allowances.

The FRB also has established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles, and portions of certain nonfinancial equity investments) (the “Leverage Ratio”) of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels.

The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2007:

	At December 31, 2007
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$93,385	8.34%	$106,426	9.52%
Requirement	44,808	4.00	44,731	4.00

Excess	$48,577	4.34%	$61,695	5.52%

Total risk-based	$113,390	10.12%	$114,931	10.28%
Requirement	89,616	8.00	89,463	8.00

Excess	$23,774	2.12%	$25,468	2.28%

Leverage ratio	$93,385	7.91%	$106,426	9.03%
Requirement	47,215	4.00	47,139	4.00

Excess	$46,170	3.91%	$59,287	5.03%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action. The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances. At year-end 2007 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. The Bank’s capital levels at December 31, 2007 met the standards for the highest level, a “well-capitalized” institution.

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

Dividend Restrictions. The ability of BKFC to pay cash dividends to its stockholders depends on the amount of dividends that may be declared and paid by the Bank and the ability of BKFC to draw on its $10 million borrowing line of credit, which currently has $2.2 million outstanding. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies.

If the FRB or the FDIC determines that a bank holding company or a bank is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the entity, could include the payment of dividends), that regulator may require, after notice and hearing, that such bank holding company or bank cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that BKFC and the Bank can pay as dividends.

At December 31, 2007, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount equal to $3.2 million from which dividends could be paid, subject to the FDIC’s general safety and soundness review. In 2007, BKFC paid a cash dividend of $0.46 per share totaling approximately $2.65 million.

FDIC Deposit Insurance and Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC. The Deposit

Insurance Fund is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for 2007 to implement authority granted by the Federal Deposit Insurance Reform Act of 2005 (the “Reform Act”). Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information. Assessment rates are determined by the FDIC and currently range from five to seven basis points for the healthiest institutions (Risk Category I) to 43 basis points of assessable deposits for the riskiest (Risk Category IV). The FDIC may adjust rates uniformly from one quarter to the next, except that no single adjustment can exceed three basis points. No institution may pay a dividend if in default of the FDIC assessment.

Insurance premiums are based on a number of factors, primarily the risk of loss that insured institutions pose to the Deposit Insurance Fund. Under the Reform Act, the FDIC has the ability to adjust the insurance fund’s reserve ratio between 1.15% and 1.5%, depending on projected losses, economic changes and assessment rate at the end of a calendar year, in contrast to the prior statutorily fixed ratio of 1.25%. The ratio, which is viewed by the FDIC as the level that the fund should achieve, was established by the agency at 1.25% for 2007. The FDIC announced in November of 2007 that the ratio would remain 1.25% for 2008. A change in insurance premiums could have an adverse effect on the operating expenses and results of operations of the Bank. We cannot predict what insurance assessment rates will be in the future.

Insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe or unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. We do not know of any practice, condition or violation that might lead to termination of deposit insurance.

FRB Reserve Requirements. FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $43.9 million of such accounts (subject to an exemption of up to $9.3 million), and of 10% of net transaction accounts in excess of $43.9 million. At December 31, 2007, the Bank was in compliance with this reserve requirement, which was $4,676,000.

Acquisitions of Control. Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks. The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consist of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4,766,000 at December 31, 2007. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

In 2007, BKFC consummated the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). The First Bank acquisition included a $13,748,000 net operating loss (NOL) carryforward which was set up as a $4,700,000 deferred tax asset. The NOL carryforward will be deducted from income over the next 18 years in accordance to section 382 of the tax code.

Kentucky Taxation

The Bank. State banks are not subject to the Kentucky corporation income tax.

“The Commonwealth of Kentucky imposes both a Kentucky Bank Franchise Tax and Local Deposits Franchise Tax”. The “Kentucky Bank Franchise Tax” is an annual tax equal to 1.1% of net capital after apportionment if applicable. The value of net capital is calculated annually by deducting from total capital an amount equal to the same percentage of the total as the book value of United States obligations bears to the book value of the total assets of the financial institution. The Bank pays a portion of its franchise tax to the state of Ohio based on revenue apportioned to that state. The “Local Deposits Franchise Tax” is an annual tax of up to .025% imposed by each city and county on bank deposits within their jurisdictions.

The Kentucky property tax extends to bank deposits (the”Deposits Tax”). The tax is levied at a rate of 0.0001% of the amount of the deposits. It is the responsibility of the bank, not the depositor, to report and pay the Deposits Tax.

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

Our success depends upon the general economic conditions in the area in which we operate.

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

The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office locations. In making loans, the Bank competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

Due to the Bank’s size relative to the many other financial institutions in its market area, management believes that the Bank does not have a substantial share of the deposit and loan markets. Many of the institutions against whom we compete are significantly larger than us and, therefore, have significantly greater resources. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry. Our profitability depends upon our continued ability to compete successfully in our market area.

Our nonresidential real estate loans expose us to increased lending risks.

At December 31, 2007, $387 million, or 41%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

We may require further additions to our allowance for loan losses, which would reduce net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans.

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

Our acquisition of FNB Bancorporation resulted in goodwill, which if it becomes impaired would be required to be written down, which would negatively impact earnings.

We acquired FNB Bancorporation on May 18, 2007 and we may pursue additional opportunities for acquisitions in the future. The success of the FNB Bancorporation acquisition depends on many factors, including the long-term retention of key personnel and acquired customer relationships. We recorded goodwill and other intangible assets in conjunction with the acquisition, and such assets may be recorded in future acquisitions. If these assets were to become impaired, we would be required to write them down.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

BKFC maintains its principal executive offices at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, which is owned by BKFC. Of the 28 branch locations operated by the Bank, 13 are owned and 15 are leased. Certain of these leases are with affiliates and affiliated entities. The Bank also leases space for its cash management operations center.

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

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of stockholders of BKFC during the fourth quarter of the fiscal year covered by this report.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Period Ending
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Bank of Kentucky Financial Corporation	100.00	107.09	92.50	93.57	95.86	92.92
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
SNL Bank $1B-$5B Index	100.00	135.99	167.83	164.97	190.90	139.06

Market Information. BKFC’s common stock is quoted on the OTC Bulletin Board under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2007	High	Low	Fiscal Year 2006	High	Low
First Quarter	$27.00	$25.90	First Quarter	$26.00	$25.00
Second Quarter	26.25	25.70	Second Quarter	28.00	25.00
Third Quarter	26.50	25.25	Third Quarter	28.00	26.25
Fourth Quarter	25.50	25.00	Fourth Quarter	26.70	25.55

Holders and Dividends. There were 5,684,207 shares of common stock of BKFC outstanding on December 31, 2007, which were held of record by 942 shareholders. The Board of Directors declared cash dividends of $.18 per share in March 2006, $.20 per share in September 2006, $.22 per share in March 2007, and $.24 per share in September 2007.

Issuer Purchases. The following table shows information relating to the repurchase of shares by the Company during the fourth quarter of 2007:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs(1)	Maximum number of shares that may yet be purchased under the plans or programs
October 1-31, 2007	16,000	$25.35	131,645	68,355
November 1-30, 2007	7,500	25.25	139,145	60,855
December 1-31, 2007	14,600	25.10	153,745	46,255

(1)	The Company maintained a share repurchase program that was approved by the Company’s Board of Directors in December of 2006. This repurchase program, which expired on December 31, 2007, authorized the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 153,745 of the 200,000 shares authorized for repurchase had been repurchased. The Company did not terminate any plan prior to its expiration date.

In December of 2007, the Company’s Board of Directors approved a new share repurchase program, which authorizes the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time over the next twelve months, beginning January 1, 2008 and expiring December 31, 2008.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan information as of December 31, 2007.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders*	599,575	$26.54	1,186,000

(*)	Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the stockholders of BKFC in 1997.

Item 6.	Selected Financial Data

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2007. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

	For Year Ended December 31
	2007	2006	2005	2004	2003
	(Dollars In Thousands Except Per Share Amounts)
Earnings:
Total Interest Income	$75,713	$63,617	$50,755	$41,591	$39,369
Total Interest Expense	38,477	29,324	18,132	11,598	12,690

Net Interest Income	37,236	34,293	32,623	29,993	26,679
Provision for Loan Losses	1,575	1,700	1,825	1,675	1,090
Noninterest Income	14,043	11,788	9,085	8,271	8,940
Noninterest Expense	33,719	29,142	25,161	21,602	20,484

Income Before Income Taxes	15,985	15,239	14,722	14,987	14,045
Federal Income Taxes	4,854	4,787	4,595	4,929	4,686

Net Income	$11,131	$10,452	$10,127	$10,058	$9,359

Per Common Share Data:
Basic Earnings	$1.93	$1.79	$1.71	$1.69	$1.57
Diluted Earnings	1.93	1.78	1.70	1.68	1.55
Dividends Declared and Paid	0.46	0.38	0.30	0.23	0.17
Balances at December 31:
Total Investment Securities	$168,299	$118,954	$94,375	$64,266	$59,535
Total Loans	881,717	814,101	731,059	719,157	660,442
Allowance for Loan Losses	8,505	6,918	7,581	7,214	6,855
Total Assets	1,232,724	1,051,563	957,338	878,129	815,976
Noninterest Bearing Deposits	167,578	149,519	135,620	121,454	106,451
Interest Bearing Deposits	894,501	764,908	695,490	631,346	592,276
Total Deposits	1,062,079	914,427	831,110	752,800	698,727
Notes Payable	42,340	23,907	34,291	37,573	37,850
Total Shareholders’ Equity	93,485	86,883	80,447	73,664	66,689
Other Statistical Information:
Return on Average Assets	.99%	1.08%	1.14%	1.21%	1.19%
Return on Average Equity	12.39%	12.58%	13.11%	14.39%	14.84%
Dividend Payout Ratio	23.83%	21.22%	17.54%	13.61%	10.83%
Capital Ratios at December 31:
Total Equity to Total Assets	7.58%	8.26%	8.40%	8.39%	8.17%
Average Equity to Average Assets	8.01%	8.55%	8.67%	8.38%	8.04%
Tier 1 Leverage Ratio	7.91%	9.13%	9.21%	9.08%	8.87%
Tier 1 Capital to Risk-Weighted Assets	8.34%	9.48%	9.79%	9.50%	9.60%
Total Risk-Based Capital to Risk-Weighted Assets	10.12%	10.20%	10.66%	10.38%	10.54%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	.90%	.85%	1.04%	1.00%	1.04%
Allowance for Loan Losses
To Non-performing Loans at year end	94.01%	139.11%	83.81%	140.21%	197.38%
Net Charge-Offs to Average Net Loans	0.11%	0.30%	0.20%	0.19%	0.10%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements by The Bank of Kentucky Financial Corporation (“BKFC” or the “Corporation”) relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of the Corporation’s management and are subject to risks and uncertainties. While the Corporation believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by the Corporation in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; governmental legislation and regulation, including changes in accounting regulations or standards; material unforeseen changes in the financial condition or results of operations of the Corporation’s customers; and other risks identified from time-to-time in the Corporation’s other public documents on file with the Securities and Exchange Commission, including those described in Item 1A of the Corporation’s annual report on Form 10-K. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

MANAGEMENT OVERVIEW

The business of the Corporation consists of holding and administering its interest in The Bank of Kentucky, Inc. (the “Bank”). The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, and Grant Counties in Northern Kentucky. The majority of the Corporation’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of the Bank’s loans.

There were a number of factors in 2007 that produced the Corporation’s record annual earnings of $11,131,000, which was an increase of $679,000, or 7%, over 2006. These factors included strong balance sheet growth in loans and deposits and significant increases in non-interest income, the effects of which were partially offset by a volatile interest rate environment and higher non-interest expense.

The balance sheet in 2007 increased $181,161,000, or 17% from 2006, and drove the $2,943,000, or 9%, increase in net interest income. The balance sheet growth included strong organic growth and the added assets and liabilities from our mid-year acquisition of the First Bank of Northern Kentucky (the “First Bank Acquisition”). The First Bank Acquisition added a banking office in the attractive Fort Mitchell market and included approximately $63,000,000 in both loans and deposits. The First Bank Acquisition is detailed further in Note 6 of the consolidated financial statements. While balance sheet growth produced higher net interest income, the volatile interest rate environment contributed to the drop in the net interest margin, which decreased 24 basis points to 3.66% in 2007. In the period from September of 2007 until the end of 2007, the Federal Reserve Bank lowered the federal funds rate a total of 100 basis points, in an effort to reduce the impact on consumers and the financial markets from the subprime mortgage and credit crisis. These actions have resulted in the decline of other market interest rates, specifically the prime rate, but had a disproportionate impact on asset yields as compared to deposit costs. As a result, loans tied to the prime rate dropped with each of the Federal Reserve’s actions, while other rates such as consumer certificates of deposit and borrowing costs tied to the LIBOR index remained relatively flat through the end of 2007.

Contributing to the growth in non-interest income was revenue from the Bank’s new overdraft program implemented in the third quarter of 2006. The related fees from the overdraft program contributed to the $2,024,000, or 61%, increase in overdraft revenue from 2006.

The largest increases in non-interest expense were salaries and employee benefits expense, which increased $1,452,000, or 10%, and an increase of $596,000 in expenses associated with other real estate owned properties.

The provision for loan losses decreased slightly ($125,000 or 7%) from $1,700,000 in 2006 to $1,575,000 in 2007, resulting primarily from lower levels of charge-offs. While non-performing loans increased $4,074,000, or 82%, from $4,973,000 at the end of 2006 to $9,047,000 at the end of 2007, net charge-offs for 2007 decreased to $998,000, or .11%, of average loans compared to the $2,363,000 or .30% in 2006. The Company does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and the signs of deteriorating credit quality on the Bank’s loan portfolio.

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

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level the Bank considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectibility and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance for loan losses. Provisions for loan losses are based on the Bank’s review of its historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The Bank’s strategy for credit risk management includes a combination of conservative underwriting, documentation and collections standards, and quarterly management reviews of large loan exposures and loans experiencing deterioration of loan quality.

Larger commercial loans that exhibit probable or observed loan weaknesses are subject to individual review. Where appropriate, specific portions of the allowance are allocated to individual loans based on management’s estimate of the borrower’s ability to repay the loan given the availability of collateral, other sources of cash flow and legal options available to the Bank. The review of individual loans includes those loans that are impaired as provided in Statement of Financial Accounting Standard No. 114, Accounting by Creditors for Impairment of a Loan. Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced to the present value of expected future cash flows, or to the fair value of the collateral securing the loan, by the allocation of a portion of the allowance for loan losses to the loan. In addition, the Bank evaluates the collectibility of both principal and interest when assessing the need for loans being placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of additional interest is unlikely. Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates applied to commercial loans are derived from analyzing a range of the loss experience sustained on loans according to their internal risk grade. These loss rates may be adjusted to account for environmental factors if warranted.

Homogeneous loans, such as consumer installment, residential mortgage and home equity loans are not individually risk graded. Rather, a range of historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year.

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

FINANCIAL CONDITION

Our total assets at December 31, 2007 were $1,232,724,000 as compared to $1,051,563,000 at December 31, 2006, an increase of $181,161,000 (17%). This growth included the acquisition of First Bank which added approximately $74,000,000 in total assets, and included $63,000,000 in loans, and $63,000,000 in deposits on the liability side of the balance sheet. Total loans increased $135,613,000 (17%) to $949,714,000 at December 31, 2007, compared to $814,101,000 at December 31, 2006. The growth in loans was distributed relatively evenly between construction, residential real estate, commercial and commercial real estate in 2007, with increases of $38,995,000 (40%), $34,381,000 (19%), $31,218,000 (21%) and $27,291,000 (8%), respectively. The loan growth includes the addition of the First Bank loan portfolio, which was similar to the Bank portfolio in that the largest percentage of the First Bank loan portfolio was concentrated in commercial and commercial real estate loans. The majority of the Bank’s asset growth was funded by increases in deposits. Total deposits increased $147,652,000 (16%) to $1,062,079,000 at December 31, 2007, compared to $914,427,000 at December 31, 2006. The largest increase in deposits came from money market accounts, which increased $61,624,000, or 34%, from 2006. The Bank’s Money Market Index account, which is indexed to short-term interest rates, saw the majority of the growth as depositors moved and invested funds into this attractive yielding account.

Increases in goodwill and acquisitions intangibles were the result of the First Bank acquisition, which included $5,432,000 in goodwill and $2,630,000 in intangibles. The First Bank acquisition also contributed to the increase in other assets as a result of approximately $4,709,000 in a deferred tax asset resulting from a net operating loss carry-forward. Other changes on the asset side of the balance sheet included $49,345,000 (41%) growth in securities, which was partially offset by a $17,566,000 decrease in short term investments. Investments in short-term discount notes, which the Bank invested in as an alternative to federal funds, contributed to the growth in the securities portfolio. Other changes to liabilities included growth of $6,829,000 in short-term borrowings and an increase in notes payable of $18,433,000. The increase in notes payable resulted from $18,000,000 in trust preferred borrowings relating to the First Bank Acquisition. Total shareholders’ equity increased $6,602,000 (8%) to $93,485,000 at December 31, 2007, compared to $86,883,000 at December 31, 2006.

The following table illustrates the change in the mix of average assets during 2007 as compared to 2006 and 2005.

Table 1—Average Assets 2007, 2006 and 2005

(Dollars in Thousands)

Average Assets:	2007	As a % of total assets	2006	As a % of total assets	2005	As a % of total assets
Cash and due from banks	$29,157	2.6%	$28,716	3.0%	$34,654	3.9%
Short term investments	39,922	3.6%	13,464	1.4%	13,339	1.5%
Other interest-earning assets	4,772.4%		4,477.4%		4,236.5%
Securities	99,544	8.9%	89,191	9.2%	67,062	7.5%
Loans (net of allowance for loan losses)	875,853	78.1%	772,188	79.5%	720,528	80.9%
Premises and equipment	17,240	1.5%	17,492	1.8%	17,163	1.9%
Goodwill and acquisition intangibles	15,403	1.4%	12,474	1.3%	13,080	1.5%
Cash surrender value of life insurance	20,153	1.8%	19,407	2.0%	12,786	1.4%
Other assets	19,339	1.7%	13,905	1.4%	8,019.9%

Total average assets	$1,121,383	100.0%	$971,314	100.0%	$890,867	100.0%

RESULTS OF OPERATIONS

SUMMARY

2007 vs. 2006. Our net income was $11,131,000 for the year ended December 31, 2007, compared to $10,452,000 for the year ended December 31, 2006, an increase of $679,000 (7%). Net income for the year ended December 31, 2006 increased $325,000 (3%) from the $10,127,000 for the year ended December 31, 2005. The growth in earnings from 2006 to 2007 was driven by increases in non-interest income of $2,255,000 (19%) and net interest income of $2,943,000 (9%), and was offset by an increase in non-interest expense of $4,577,000 (16%). Increases in overdraft charges contributed to the growth in non-interest income. The growth in the net interest income was driven by the strong balance sheet growth and was offset by the negative impact of the volatile interest rate environment. The increase in non-interest expense was due to salaries and benefits, which increased $1,452,000 (10%) in 2007 compared to 2006, an increase of $596,000 in expenses associated with other real estate owned properties and an increase of $445,000 in amortization of intangible assets for 2007 are a result of the First Bank Acquisition.

2006 vs. 2005. The 2006 results reflected a $1,670,000, or 5%, increase in net interest income from 2005, which was offset by a $3,981,000, or 16%, increase in non-interest expense.

Contributing to the increase in non-interest expense was increased expense for stock options and additional compensation costs for added staffing at the Bank’s cash management operations center, which opened in February of 2005.

NET INTEREST INCOME

2007 vs. 2006. Net interest income grew to $37,236,000 in 2007, an increase of $2,943,000 (9%) over the $34,293,000 earned in 2006. The increase was driven by the growth in the balance sheet. As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $4,186,000, which was partially offset by the rate variance, which had a $1,197,000 negative impact on net interest income. The volatile interest rate environment contributed to the unfavorable rate variance. The effects of this rate environment are demonstrated in Table 2, where the yield on interest earning assets increased by 19 basis points from 7.21% in 2006 to 7.40% in 2007, while the cost of interest bearing liabilities increased 41 basis points from 3.87% to 4.28%. The result of the rate variance was a decrease in the net interest margin from 3.90% in 2006 to 3.66% in 2007.

2006 vs. 2005. Net interest income grew to $34,293,000 in 2006, an increase of $1,670,000 (5%) over the $32,623,000 earned in 2005. The increase was driven by the growth in the balance sheet and an increase in the effect of net free funds (non-interest bearing liabilities and equity funded earning assets). As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $2,785,000, which was partially offset by the rate variance, having a $1,127,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the flattening yield curve in 2006. The flatness of the yield curve impacted interest on the Bank’s liabilities to a greater extent than interest income on assets, as more immediately repriceable deposits and certificates of deposit repriced more quickly than short-term assets. Also, long-term assets repriced at relatively lower rates. The effect of the flat yield contributed to the decrease in the net interest margin from 4.06% in 2005 to 3.90% in 2006. As illustrated in Table 2, rising interest levels had a positive effect on net free funds, which increased from 39 basis points in 2005 to 56 basis points in 2006.

Average Yield. The below table illustrates the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2—Average Balance Sheet Rates 2007, 2006 and 2005 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2007			2006			2005
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable (1)(2)	$883,893	$68,949	7.80%	$779,568	$59,256	7.60%	$727,924	$47,944	6.59%
Securities (2)	99,544	4,737	4.76	89,191	3,760	4.22	67,062	2,436	3.63
Other interest-earning assets	44,694	2,395	5.36	17,941	923	5.14	17,575	709	4.03

Total interest-earning assets	1,028,131	76,081	7.40	886,700	63,939	7.21	812,561	51,089	6.29

Non-interest-earning assets	93,252			84,614			78,306

Total assets	$1,121,383			$971,314			$890,867

Interest-bearing liabilities:
Transaction accounts	474,367	17,555	3.70	397,819	13,092	3.29	360,492	6,780	1.88
Time deposits	372,575	17,752	4.76	315,071	13,623	4.32	285,305	9,255	3.24
Borrowings	51,950	3,170	6.10	44,450	2,609	5.87	47,028	2,097	4.46

Total interest-bearing liabilities	898,892	38,477	4.28	757,340	29,324	3.87	692,825	18,132	2.62

Non-interest-bearing liabilities	132,657			130,921			120,780

Total liabilities	1,031,549			888,261			813,605
Shareholders’ equity	89,834			83,053			77,262

Total liabilities and shareholders’ equity	$1,121,383			$971,314			$890,867

Net interest income		$37,604			$34,615			$32,957

Interest rate spread			3.12%			3.34%			3.67%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.66%			3.90%			4.06%

Effect of Net Free Funds (the difference between the net interest margin and the interest rate spread)			.54%			.56%			.39%

Average interest-earning assets to interest-bearing liabilities	114.38%			117.08%			117.28%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.25% tax rate in 2007 and 2006 and a 35% tax rate in 2005. The tax equivalent adjustment was $368,000, $322,000,and $334,000, in 2007, 2006, and 2005, respectively.

Volume/Rate Analysis. The below table illustrates the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 3—Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2007 vs. 2006			2006 vs. 2005
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
	(Dollars in thousands)
Interest income attributable to:
Loans receivable	$8,104	$1,589	$9,693	$3,567	$7,745	$11,312
Securities	463	514	977	891	433	1,324
Other interest-earning assets(1)	1,432	40	1,472	15	199	214

Total interest-earning assets	9,999	2,145	12,142	4,473	8,377	12,850

Interest expense attributable to:
Transaction accounts	2,710	1,753	4,463	766	5,546	6,312
Time deposits	2,649	1,480	4,129	1,042	3,326	4,368
Borrowings	454	107	561	(120)	632	512

Total interest-bearing liabilities	5,813	3,340	9,153	1,688	9,504	11,192

Increase (decrease) in net interest income	$4,186	$(1,197)	$2,989	$2,785	$(1,127)	$1,658

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

2007 vs. 2006. The provision for loan losses was $1,575,000 for the year ended December 31, 2007, compared to $1,700,000 for 2006. The decrease of $125,000 (7%) reflected a decrease in loans charged–off in 2007, which was offset by a higher level of non-performing loans. For the year ended December 31, 2007, net charge-offs were $998,000 or .11% of average loan balances compared to 2006 figures of $2,363,000 or .30% of average loan balances. The majority of the loans charged-off in 2007 had been reserved for in previous periods. Total non-accrual loans and loans past due 90 days or more were $9,047,000 (.95% of loans outstanding) at December 31, 2007, compared to $4,973,000 (.61% of loans outstanding) at December 31, 2006. The largest increase in non-performing loans since December 31, 2006 was a $1,700,000 residential development loan which resulted in the specific impairment reserve in the first quarter of 2007 and $350,000 of this relationship was charged-off in the fourth quarter of 2007. As the non-performing loan balances increased, the ratio of the allowance to nonperforming loans (coverage ratio) decreased from 139% at the end of 2006 to 94% at the end of 2007. Management’s

evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. The increase in the loan loss allowance to total loans ratio, from .85% at December 31, 2006 to .90% at December 31, 2007, was in part due to the allowance brought over in the First Bank Acquisition, which had relatively higher historical losses associated with its loan portfolio. Management continues to monitor the nonperforming relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $13,164,000 at December 31, 2007 and $7,954,000 at December 31, 2006. This represents 1.07% of total assets at December 31, 2007 compared to .76% at December 31, 2006. The largest property included in the other real estate owned at December 31, 2007 was a repossessed commercial office building valued at $2,700,000 that was acquired in 2006.

2006 vs 2005. The provision for loan losses was $1,700,000 for the year ended December 31, 2006, compared to $1,825,000 for 2005. The decrease of $125,000 (7%) reflected an improvement in the level of non-performing loans in 2006. For the year ended December 31, 2006, net charge-offs were $2,363,000, or .30%, of average loan balances compared to 2005 figures of $1,458,000, or .20%, of average loan balances. The majority of the loans charged-off in 2006, including a $1,400,000 commercial loan charged off in the third quarter of 2006, had been reserved for in previous periods. Total non-accrual loans and loans past due 90 days or more were $4,973,000 (.61% of loans outstanding) at December 31, 2006 compared to $9,045,000 (1.24% of loans outstanding) at December 31, 2005. As the non-performing loan balances decreased, the ratio of the allowance to nonperforming loans (coverage ratio) increased from 84% at the end of 2005 to 139% at the end of 2006. In addition to the $1,400,000 loan charged off in the third quarter, the decrease in non-performing loans from December 31, 2005 included a $2,800,000 commercial loan that was foreclosed on by the Bank and classified as “other real estate owned.”

Allowance for Loan Losses. The allowance for loan losses as a percentage of total loans was .90% on December 31, 2007, which was an increase from .85% at December 31, 2006. This percentage increase represented an increase of $1,587,000, or 23%, in the allowance for loan losses from the end of 2006 to the end of 2007. The change in the loan loss allowance percentage was partially the result of the allowance brought over from the First Bank Acquisition. The amount of the allowance allocated to impaired loans at year end 2007 was $2,833,000, which was up 59% from the $1,783,000 at year end 2006. This 2007 amount allocated reserves included $400,000 of First Bank loans which were added to the impaired balances in the fourth quarter of 2007. The largest increase in allocated reserves was a $480,000 impairment of a $1,700,000 residential development loan. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2006 to 2007. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of deteriorating credit quality on the Bank’s loan portfolio.

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

For additional information on the allowance for loan losses, see the critical accounting policies section of this discussion.

Table 4—Analysis of the allowance for losses for the periods indicated:

	Year ended at December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)
Balance of allowance at beginning of period	$6,918	$7,581	$7,214	$6,855	$6,408
Recoveries of loans previously charged off:
Commercial loans	369	41	67	8	5
Consumer loans	106	40	11	2	26
Mortgage loans	23	0	0	0	1

Total recoveries	498	81	78	10	32

Loans charged off:
Commercial loans	1,097	2,208	1,127	936	335
Consumer loans	368	185	277	360	226
Mortgage loans	31	51	132	30	114

Total charge-offs	1,496	2,444	1,536	1,326	675

Net charge-offs	(998)	(2,363)	(1,458)	(1,316)	(643)
Provision for loan losses	1,575	1,700	1,825	1,675	1,090
Merger adjustment	1,010	0	0	0	0

Balance of allowance at end of period	$8,805	$6,918	$7,581	$7,214	$6,855

Net charge-offs to average loans outstanding for period	.11%	.30%	.20%	.19%	.10%

Allowance at end of period to loans at end of period	.90%	.85%	1.04%	1.00%	1.04%

Allowance to nonperforming loans at end of period	97.33%	139.11%	83.81%	140.21%	197.38%

NON-INTEREST INCOME

The following table shows the components of non-interest income and the percentage changes from 2007 to 2006 and from 2006 to 2005.

Table 5—Major Components of non-interest income (dollars in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
Non-interest income:	2007	2006	2005	2007/2006	2006/2005
Service charges and fees	$8,243	$5,976	$4,297	38%	39%
Gains on sale of real estate loans	919	1,056	965	(13)	9
Trust fee income	1,089	1,088	928	0	17
Bankcard transaction revenue	1,626	1,298	1,050	25	24
Company owned life insurance earnings	749	700	472	7	48
Other	1,417	1,670	1,373	15	22

Total non-interest income	$14,043	$11,788	$9,085	19%	30%

2007 vs. 2006. Total non-interest income increased $2,255,000 (19%) in 2007 from $11,788,000 in 2006 to $14,043,000 in 2007. Increases for 2007 included service charges and fees (up $2,267,000, or 38%), and bankcard transaction revenue (up $328,000, or 25%), which was partially offset by a decrease in other non-interest income (down $253,000, or 15%). Contributing to the decrease in other non-interest income was $202,000 in gains on the payoff of certain Federal Home Loan Bank advances that were recognized in 2006.

Contributing to the growth in service charges and fees was revenue from the Bank’s new overdraft program that was implemented in the third quarter of 2006. This program allows qualified customers the courtesy of the Bank paying items that overdraw the account up to a set limit. This new program contributed to the $2,024,000 or 61%, increase in overdraft revenue from $3,295,000 in 2006 to $5,320,000 in 2007.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products.

2006 vs. 2005. Total non-interest income increased $2,703,000 (30%) in 2006 from $9,085,000 in 2005 to $11,788,000 in 2006. Increases for 2006 included service charges and fees (up $1,679,000, or 39%), bankcard transaction revenue (up $248,000, or 24%), trust fee income (up $160,000, or 17%), gains on the sale of real estate loans (up $91,000, or 9%), and standby letters of credit fees (up $53,000, or 12%). Other non-interest income included $202,000 in gains on the payoff of certain Federal Home Loan Bank advances, due to the reversal of the remaining purchase accounting adjustment on such advances, which was offset by $264,000 in losses from the sale of other real estate owned. The Federal Home Loan Bank long-term advances were callable advances that were part of the assets purchased in 2002, and were assumed at their fair value at the date of purchase. As rates have risen, the assumed advances’ fair value has fallen below the amortized liability as of the date they were called, resulting in a gain. The losses on the sale of other real estate were $133,000 more in 2006 than the losses in 2005.

Revenue from cash management products and service charge fees from the Bank’s new overdraft program implemented in the third quarter of 2006, contributed to the growth in service charges and fees in 2006. This new program contributed to the $1,271,000 or 63% increase in overdraft revenue from $2,024,000 in 2005 to $3,295,000 in 2006. In 2005, the Bank began to provide a new cash management product by offering the service of consolidating returned checks for specific customers. The new cash management products included increased lockbox revenue and fees from the Bank’s consolidated returns product. The related fees from the new lockbox customers and the consolidated returns was approximately $338,000, or 47%, higher in 2006 as compared to 2005. The consolidating of returns helps national and regional retailers save money by routing the returned checks of their customers to one financial institution, versus through multiple local depository banks.

NON-INTEREST EXPENSE

The following table shows the components of non-interest income and the percentage changes from 2007 to 2006 and from 2006 to 2005.

Table 6—Major Components of non-interest expense (in thousands)

	Year ended December 31,			Percentage Increase/(Decrease)
Non-interest expense:	2007	2006	2005	2007/2006	2006/2005
Salaries and employee benefits	$16,402	$14,950	$12,228	10%	22%
Occupancy and equipment	4,517	4,076	3,881	11	5
Data processing	1,433	1,256	1,393	14	(10)
Advertising	854	740	618	15	20
ATM processing fees	875	820	674	7	22
Outside service fees	1,183	934	828	27	13
State bank taxes	1,258	1,192	1,007	5	20
Amortization of intangible assets	1,090	645	646	69	0
Other	6,107	4,529	3,886	35	16

Total non-interest expense	$33,719	$29,142	$25,161	16%	16%

2007 vs. 2006. Non-interest expense increased $4,577,000 (16%) to 33,719,000 for 2007, compared to $29,142,000 for 2006. The largest increase in non-interest expense was in salaries and benefits, which increased $1,452,000 (10%) in 2007 compared to 2006. The increase in salaries and benefits was the result of both annual merit increases and an increase in the number of employees. The total number of employees increased 18 (6%) from 314 at the end of 2006 to 332 at the end of 2007, and included the added employees from the First Bank acquisition. Other expenses in 2007 included an increase of $596,000 in expenses associated with other real estate owned properties from $270,000 in 2006 to $866,000 in 2007. The majority of this expense was the result of certain improvements made to a repossessed commercial office building. The increase of $445,000 in amortization of intangible assets for 2007 was the result of the First Bank Acquisition.

2006 vs. 2005. Non-interest expense increased $3,981,000 (16%) to $29,142,000 for 2006, compared to $25,161,000 in 2005. The largest increase in non-interest expense was in salaries and benefits, which increased $2,722,000 (22%) in 2006 compared to 2005. The increase in salaries and benefits included the additional compensation cost for added staffing in the Bank’s cash management operations center, which opened in February of 2005, and $755,000 in compensation cost for stock options. The Company recorded this stock option expense of $755,000 in 2006 in accordance with FAS 123(R), adopted on January 1, 2006. For comparison purposes, applying the new standards of FAS 123(R) to 2005 would have resulted in recording stock option compensation expense of $633,000. The operations center was opened to handle the increased lockbox item volume and expanded cash management product offerings, such as the service of consolidating returned checks. Other areas where additional staff was added in 2005 and 2006 included commercial and consumer lending, credit review, information technology, human resources, audit and accounting. Other expenses in 2006 included an increase of $215,000 in expenses associated with other real estate owned properties from $55,000 in 2005 to $270,000 in 2006. These expenses reflect the cost of maintaining these properties.

TAX EXPENSE

2007 vs. 2006. Federal income tax expense increased $67,000 (1%) to $4,854,000 for 2007 compared to $4,787,000 for 2006. The effective tax rate was 30.4% for 2007, which was a decrease of 1% from 31.4% in 2006. Contributing to the decrease in the effective tax rate was higher tax free revenue and a $100,000 historic tax credit realized in 2007.

2006 vs. 2005. Federal income tax expense increased $192,000 (4%) to $4,787,000 for 2006 compared to $4,595,000 for 2005. The effective tax rate was 31.4% for 2006, which was a slight increase of .2% from 31.2% in 2005.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 7 presents, as of December 31, 2007, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contacts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient plus the unamortized premium on the FHLB advances.

Table 7—Contractual obligations (in thousands)

	Maturity by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
FHLB advances	$6,000	$—	$—	$6,000	$—
Subordinated debentures	36,083	—	—	—	36,083
Other notes payable	257	16	59	182	—
Northern Kentucky University arena naming rights	6,000	858	1,714	1,714	1,714
Thomas More College athletic field naming rights	1,000	1,000	—	—	—
Lease commitments	3,602	912	1,416	741	533

Total	$52,942	$2,786	$3,189	$8,637	$38,330

Lease commitments represent the total minimum lease payments under noncancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in the Corporation’s consolidated balance sheets. Table 8 presents, as of December 31, 2007, the Bank’s significant off-balance sheet commitments.

Table 8—Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Unused lines of credit and loan commitments	$258,263	$136,353	$46,501	$5,821	$69,588
Standby letters of credit	65,304	41,088	17,707	3,568	2,941
FHLB letters of credit	124,800	124,800	—	—	—

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

Standby letters of credit represent commitments by the Bank to repay a third-party beneficiary when a customer fails to repay a loan or debt instrument. The terms and risk of loss involved in issuing standby letters of credit are similar to those involved in issuing loan commitments and extending credit. In addition to credit risk, the letters of credit could present an immediate cash requirement if the obligations require funding.

The Bank maintains letters of credit from the FHLB to collateralize public funds deposits. These letters of credit reduce the Bank’s available borrowing line at the FHLB.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University (the “University”) whereby the University granted to the Bank the naming rights for the new Northern Kentucky University Arena (the “Arena”) to be constructed on the campus of the University for a term commencing immediately upon execution of the document and expiring 20 years after the opening of the Arena. In consideration of such naming rights, the Bank agreed to pay the lesser of 10% of the total construction cost of the Arena or $6,000,000, such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena, which will take place in 2008.

In the second quarter of 2007, the Bank and Thomas More College (the “College”) announced a naming rights agreement for the new athletic field being constructed on the College’s campus. The Bank committed $1,000,000 to the project, which will be named The Bank of Kentucky Field (the “Field”). The cost of the naming rights will be amortized over the 25-year life of the agreement commencing on the opening of the Field.

Further discussion of the Bank’s contractual obligations and off-balance sheet activities is included in Note 15 of the Corporation’s consolidated financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to the availability of sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank and BKFC’s line of credit. During 2007, the Bank funded its loan growth with growth in deposits and equity. At December 31, 2007, the Bank’s customers had available $314,265,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $9,302,000. Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. In addition BKFC has a $10,000,000 line of credit with U.S Bank that had $2,200,000 outstanding at December 31, 2007. Further, the Bank has $152,069,000 of securities designated as available-for-sale and an additional $3,147,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2007 to meet known and potential obligations.

As illustrated in the Company’s statement of cash flows, the net change in cash and cash equivalents resulted in a decrease of $15,983,000. Net income provided $11,131,000 of the $14,555,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in loans of $75,574,000. The largest source of cash from financing activities came from the increase of $84,470,000 in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2007, BKFC paid cash dividends of $.46 per share totaling $2,651,000.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2007, BKFC’s leverage and total risk-based capital ratios were 7.84% and 10.12%, respectively, which exceed all required ratios established for bank holding companies.

EFFECT OF INFLATION AND CHANGING PRICES

The financial statements and related financial data presented in this annual report have been prepared in accordance with U.S. GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial company, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

ADOPTION OF NEW ACCOUNTING STANDARDS:

The Company adopted the provisions of Financial Accounting Standards Board (the “FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company had no unrecognized tax benefits as of January 1, 2007, and did not recognize any increase in unrecognized benefits during 2007 relative to any tax positions taken in 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income tax accounts; no such accruals exist as of December 31, 2007. The Company and its subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2003.

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Financial Instruments an Amendment to FASB Statements No. 133 and 140. This Statement permits fair value re-measurement for any hybrid financial instruments, clarifies which instruments are subject to the requirements of Statement No. 133, and establishes a requirement to evaluate interests in securitized financial assets and other items. The new standard is effective for financial assets acquired or issued after the beginning of the entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard did not have a material impact on the Corporation’s financial statements.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance). This issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the issue discusses whether the cash surrender value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of this standard did not have a material impact on the Corporation’s financial statements.

EFFECT OF NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS

In September 2006, “FASB”, issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for fiscal years beginning after November 15, 2007. The Corporation does not believe the adoption of this issue will have a material impact on its financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-4, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. This issue requires that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants’ employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. This issue is effective for fiscal years beginning after December 15, 2007. The Corporation does not believe the adoption of this issue will have a material impact on its financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

Item 7A.	Quantitative and Qualitative Disclosure about Market Risk

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next 12 months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $152,561,000 (12.37%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates. The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing, the movement of certain deposit rate indices in relationship to asset rate indices, and the extent of the decrease in the rate environment.

At December 31, 2007, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative. Over the succeeding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $152,561,000 (12.37% of total assets). At December 31, 2006, interest rate sensitive liabilities exceeded interest rate sensitive assets by $72,882,000 (6.93% of total assets). Contributing to the increased liability sensitive position from 2006 to 2007 was the increase in money market accounts and the addition of $18,000,000 in trust preferred securities issued in connection with the First Bank Acquisition. An assumption, based on historical behavior, contributing to the Company’s gap position is that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than reacting immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have an immediate effect on the rates paid on those deposit accounts.

The Bank’s asset/liability management policy establishes guidelines governing the amount of interest income at risk, market value at risk and parameters for the gap position. Management continually monitors these risks through the use of gap analysis and the earnings simulation model. The simulation model is used to estimate and evaluate the impact of changing interest rates on earnings and market value. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. The changes in market values for these rate assumptions are within the Bank’s acceptable ranges. The assumptions used in the simulation are inherently uncertain and, as a result, the model cannot precisely measure future net interest income. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. Actual results will differ from the model’s simulated results due to timing, frequency of interest rate changes as well as changes in various management strategies and market conditions. Additionally, as seen in 2007, and discussed in the net interest income section of this report, actual results can differ materially from the model if interest rates do not move equally across the yield curve.

The difference in the estimates of net interest income change, as shown below, between 2006 to 2007 was a result of the same influences that increased the liability sensitivity of the Company’s gap position. As shown below, the December 31, 2007 simulation analysis indicates that the Company is in a negative interest rate sensitive position and would benefit from a decrease in market interest rates.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2006	2007
Increase 200 bp	(2.03)%	(0.17)%
Increase 100 bp	(1.01)	0.01
Decrease 100 bp	1.03	(0.02)
Decrease 200 bp	1.61	(0.54)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2007 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter. As discussed above, while this table uses the contractual repricing intervals for NOW and savings accounts and therefore reflects the Bank’s ability to adjust rates on those accounts at any time, the Bank’s interest rate risk model incorporates assumptions based on historical behavior to determine the expected repricing of these deposits. The amounts included in loans excludes allowance for loan losses, deferred fees, in process accounts and purchase accounting adjustments:

Table 9—Balance sheet repricing data (in thousands)

	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value
Repricing in:
Federal Funds Sold	569	—	—	—	—	—	569	569
Average Interest Rate	4.42%	—	—	—	—	—	—	—
Interest Bearing Deposits	100	—	—	—	—	—	100	100
Average Interest Rate	3.40%	—	—	—	—	—	—	—
Securities	101,672	7,189	3,063	18,027	8,875	29,473	168,299	168,239
Average Interest Rate	3.02%	4.48%	4.96%	4.99%	4.80%	4.49%	—	—
FHLB Stock	4,766	—	—	—	—	—	4,766	4,766
Average Interest Rate	7.00%	—	—	—	—	—	—	—
Loans	540,926	63,453	57,499	118,090	63,097	108,085	951,150	955,779
Average Interest Rate	7.25%	7.23%	7.39%	7.31%	7.19%	7.16%	—	—

Liabilities
Savings, NOW, MMA	520,994	—	—	—	—	—	520,994	520,994
Average Interest Rate	3.33%	—	—	—	—	—	—	—
CDs and IRAs	311,224	46,436	9,979	3,702	832	1,334	373,507	375,622
Average Interest Rate	4.97%	4.81%	4.81%	4.52%	4.92%	4.44%	—	—
Borrowings	22,789	—	—	—	—	—	22,789	22,789
Average Interest Rate	4.34%	—	—	—	—	—	—	—
Notes Payable	35,000	—	—	—	6,000	1,340	42,340	42,542
Average Interest Rate	7.35%	—	—	—	5.01%	2.07%	—	—

Item 8.	Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Florence, Kentucky

FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Crowe Chizek and Company LLC
Columbus, Ohio
February 23, 2008

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2007 and 2006

(Dollar amounts in thousands, except per share amounts)

	2007	2006
ASSETS
Cash and due from banks	$38,307	$36,724
Federal funds sold and other short-term investments	569	18,135

Total cash and cash equivalents	38,876	54,859
Interest bearing deposits with banks	100	100
Available-for-sale securities	152,069	106,926
Held-to-maturity securities
(Fair value of $16,170 and $11,815)	16,230	12,028
Loans held for sale	2,673	4,009
Loans, net of allowance ($8,505 and $6,918)	941,209	807,183
Premises and equipment-net	17,764	17,069
Federal Home Loan Bank stock, at cost	4,766	4,537
Goodwill	15,209	9,867
Acquisition intangibles	3,830	2,290
Cash surrender value of life insurance	20,528	19,779
Accrued interest receivable and other assets	19,470	12,916

	$1,232,724	$1,051,563

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$167,578	$149,519
Interest bearing deposits	894,501	764,908

Total deposits	1,062,079	914,427
Short-term borrowings	22,789	15,960
Notes payable	42,340	23,907
Accrued expenses and other liabilities	12,031	10,386

	1,139,239	964,680
Commitments and contingent liabilities	—	—
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 5,684,207 (2007) and 5,794,699 (2006) shares issued	3,098	3,098
Additional paid-in capital	3,880	6,207
Retained earnings	86,305	77,825
Accumulated other comprehensive income (loss)	202	(247)

	93,485	86,883

	$1,232,724	$1,051,563

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

	2007	2006	2005
Interest income
Loans, including related fees	$68,769	$59,131	$47,836
Securities
Taxable	4,189	3,184	1,790
Tax exempt	360	379	420
Other	2,395	923	709

	75,713	63,617	50,755

Interest expense
Deposits	35,307	26,715	16,035
Borrowings	3,170	2,609	2,097

	38,477	29,324	18,132

Net interest income	37,236	34,293	32,623

Provision for loan losses	1,575	1,700	1,825

Net interest income after provision for loan losses	35,661	32,593	30,798

Non-interest income
Service charges and fees	8,243	5,976	4,297
Gain on sale of real estate loans	919	1,056	965
Trust fee income	1,089	1,088	928
Bankcard transaction revenue	1,626	1,298	1,050
Other	2,166	2,370	1,845

	14,043	11,788	9,085

Non-interest expense
Salaries and employee benefits	16,402	14,950	12,228
Occupancy and equipment	4,517	4,076	3,881
Data processing	1,433	1,256	1,393
Advertising	854	740	618
Electronic banking processing fees	875	820	674
Outside service fees	1,183	934	828
State bank taxes	1,258	1,192	1,007
Amortization of intangible assets	1,090	645	646
Other	6,107	4,529	3,886

	33,719	29,142	25,161

Income before income taxes	15,985	15,239	14,722

Federal income taxes	4,854	4,787	4,595

Net income	$11,131	$10,452	$10,127

Per share data
Earnings per share	$1.93	$1.79	$1.71

Earnings per share, assuming dilution	$1.93	$1.78	$1.70

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2005	5,927,979	$3,098	$9,050	$61,614	$(98)	$73,664

Comprehensive income
Net income	—	—	—	10,127	—	10,127
Change in net unrealized gain (loss), net of tax	—	—	—	—	(410)	(410)

Total comprehensive income						9,717
Cash dividends - $.30 per share	—	—	—	(1,772)	—	(1,772)
Exercise of stock options, including tax benefit	5,800	—	126	—	—	126
Repurchase and retirement of common shares	(49,700)	—	(1,288)	—	—	(1,288)

Balance December 31, 2005	5,884,079	3,098	7,888	69,969	(508)	80,447

Cumulative adjustment related to SAB 108 adoption	—	—	—	(379)	—	(379)
Comprehensive income
Net income	—	—	—	10,452		10,452
Change in net unrealized gain (loss), net of tax	—	—	—	—	261	261

Total comprehensive income						10,713
Cash dividends - $.38 per share	—	—	—	(2,217)	—	(2,217)
Stock-based compensation expense	—	—	775	—	—	775
Exercise of stock options, including tax benefit	29,020	—	621	—	—	621
Repurchase and retirement of common shares	(118,400)	—	(3,077)	—	—	(3,077)

Balance December 31, 2006	5,794,699	3,098	6,207	77,825	(247)	86,883

Comprehensive income
Net income	—	—	—	11,131		11,131
Change in net unrealized gain (loss), net of tax	—	—	—	—	449	449

Total comprehensive income						11,580
Cash dividends - $.46 per share	—	—	—	(2,651)	—	(2,651)
Stock-based compensation expense	—	—	839	—	—	839
Exercise of stock options, including tax benefit	43,253	—	777	—	—	777
Repurchase and retirement of common shares	(153,745)	—	(3,943)	—	—	(3,943)

Balance December 31, 2007	5,684,207	$3,098	$3,880	$86,305	$202	$93,485

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

(Dollar amounts in thousands)

	2007	2006	2005
Cash flows from operating activities
Net income	$11,131	$10,452	$10,127
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,505	1,255	1,390
Net amortization (accretion) on securities	(1,453)	(824)	25
Provision for loan losses	1,575	1,700	1,825
Federal Home Loan Bank stock dividend	—	(254)	(208)
Amortization of acquisition intangibles	1,090	645	646
Earnings on life insurance	(749)	(701)	(472)
Loss on sale/write-down of other real estate	312	224	123
Gains on sales of loans	(919)	(1,056)	(965)
Proceeds from loans sold	71,668	80,814	81,356
Origination of loans held for sale	(69,413)	(82,158)	(80,609)
Stock based compensation expense	839	775	—
Net change in:
Accrued interest receivable and other assets	(2,369)	(2,153)	(1,903)
Accrued expenses and other liabilities	1,338	2,544	2,334

Net cash from operating activities	14,555	11,263	13,669

Cash flows from investing activities
Net change in interest-bearing deposits with banks	—	—	(100)
Proceeds from maturities and principal reductions of held-to-maturity securities	3,445	2,778	4,100
Purchase of held-to-maturity securities	(7,662)	—	(6,883)
Proceeds from maturities and sales of available-for-sale securities	272,327	113,967	28,902
Purchase of available-for-sale securities	(313,153)	(140,098)	(56,883)
Loans made to customers, net of principal collections	(75,574)	(89,817)	(17,987)
Property and equipment expenditures, net	(2,095)	(1,074)	(2,850)
Purchase of Company owned life insurance	—	—	(6,500)
Proceeds from the sale of other real estate	163	6,150	1,064
Net payments in acquisition	(12,014)	—	—

Net cash from investing activities	(134,563)	(108,094)	(57,137)

Cash flows from financing activities
Net change in deposits	84,470	83,317	78,327
Net change in short-term borrowings	6,829	11,735	(4,936)
Advances on notes payable	18,557	—	—
Payments on notes payable	(14)	(10,033)	(3,042)
Dividends paid on common stock	(2,651)	(2,217)	(1,772)
Stock repurchase and retirement	(3,943)	(3,077)	(1,288)
Proceeds from exercise of stock options	777	621	117

Net cash from financing activities	104,025	80,346	67,406

Net change in cash and cash equivalents	(15,983)	(16,485)	23,938

Cash and cash equivalents at beginning of year	54,859	71,344	47,406

Cash and cash equivalents at end of year	$38,876	$54,859	$71,344

Supplemental cash flow information:
Cash paid for interest	$37,145	$27,666	$16,550
Cash paid for income taxes	5,503	4,203	4,920
Supplemental noncash disclosures:
Transfers from loans to other real estate	$1,612	$4,292	$4,416
Transfers from property and equipment to other real estate	—	—	400

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). Intercompany transactions are eliminated in consolidation.

Description of Business: The Company provides financial services through its subsidiary, which operates primarily in Boone, Campbell, Grant and Kenton counties in northern Kentucky and also in Greater Cincinnati. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution’s loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Interest income includes amortization of purchase premium or discount. Premiums and discounts on securities are amortized on the level-yield method without anticipating prepayments except for mortgage backed securities where prepayments are anticipated. Gains and losses on sales are based on the amortized cost of the security sold.

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

December 31, 2007, 2006 and 2005

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

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

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

December 31, 2007, 2006 and 2005

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

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $4,117 and $2,981 of other real estate was owned on December 31, 2007 and 2006, respectively, and included in other assets.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security, and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Upon adoption of EITF 06-5, which is discussed further below, Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement. Prior to adoption of EITF 06-5, the Company recorded owned life insurance at its cash surrender value.

In September 2006, the FASB Emerging Issues Task Force finalized Issue No. 06-5, Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4 (Accounting for Purchases of Life Insurance){Issue}. This Issue requires that a policyholder consider contractual terms of a life insurance policy in determining the amount that could be realized under the insurance contract. It also requires that if the

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

contract provides for a greater surrender value if all individual policies in a group are surrendered at the same time, that the surrender value be determined based on the assumption that policies will be surrendered on an individual basis. Lastly, the Issue requires disclosure when there are contractual restrictions on the Company’s ability to surrender a policy. The adoption of EITF 06-5 on January 1, 2007 had no impact on the Company’s financial condition or results of operation.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank and branch acquisitions. They are initially measured at fair value and then are amortized either on the straight-line method or an accelerated method over their estimated useful lives of eight to ten years for the core deposit intangible and seven to ten years for the customer relationship intangible.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

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

Prior to January 1, 2006, employee compensation expense under stock options was reported using the intrinsic value method; therefore, no stock-based compensation cost is reflected in net income for the year ending December 31, 2005, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, for the year ending December 31.

2005
Net income as reported	$10,127
Deduct: Stock-based compensation expense determined under fair value based method	575

Pro forma net income	9,552

Basic earnings per share as reported	1.71
Pro forma basic earnings per share	1.62

Diluted earnings per share as reported	1.70
Pro forma diluted earnings per share	1.61

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no affect on the Company’s financial statements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loan Commitments and Related Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

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

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are currently such matters that will have a material effect on the financial statements.

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

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Common Share: Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Adoption of New Accounting Standards: The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company has no unrecognized tax benefits as of January 1, 2007 and did not recognize any increase in unrecognized benefits during 2007 relative to any tax positions taken in 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals existed as of December 31, 2007. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2003.

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

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

value should be discounted when the policyholder is contractually limited in its ability to surrender a policy. The adoption of this standard did not have a material impact on the Corporation’s financial statements.

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the Financial Accounting Standards Board, “FASB”, issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The new standard is effective for fiscal years beginning after November 15, 2007. The Corporation does not believe the adoption of this issue will have a material impact on the financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for the Company on January 1, 2008. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

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

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

Available-for-Sale	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2007
U.S. Government, federal agencies and Government sponsored enterprises	$96,975	$271	$(30)
U.S. Treasury	39,995	—	(4)
Mortgage-backed	13,799	118	(29)
Corporate	1,300	—	—

	$152,069	$389	$(63)

	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses
2006
U.S. Government, federal agencies and Government sponsored enterprises	$86,381	$59	$(340)
U.S. Treasury	14,996	1	—
Mortgage-backed	4,194	9	(111)
Corporate	1,355	—	—

	$106,926	$69	$(451)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2007
Municipal and other obligations	$16,230	$21	$(81)	$16,170

2006
Municipal and other obligations	$12,028	$13	$(226)	$11,815

The fair value of debt securities and carrying amount, if different, at year-end 2007 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$97,214	$3,147	$3,146
Due after one year through five years	35,754	8,134	8,118
Due after five years through ten years	4,002	4,949	4,906
Due after ten years	1,300
Mortgage-backed	13,799	—	—

	$152,069	$16,230	$16,170

There were no sales of available for sale securities in 2005, 2006 or 2007.

At December 31, 2007 and 2006, securities with a carrying value of $114,320 and $96,655 were pledged to secure public deposits and repurchase agreements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2007, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2007
U.S. Government, federal agencies and government sponsored enterprises	$4,002	$(3)	$9,498	$(27)	$13,500	$(30)
U.S Treasury	39,995	(4)	—	—	39,995	(4)
Mortgage-backed	284	(2)	2,282	(27)	2,566	(29)
Municipal & other obligations	1,638	(11)	6,660	(70)	8,298	(81)

Total temporarily impaired	$45,919	$(20)	$18,440	$(124)	$64,359	$(144)

Securities with unrealized losses at year end 2006 not recognized in income were as follows:

2006
U.S. Government, federal agencies and government sponsored enterprises	$6,707	$(36)	$33,774	$(304)	$40,481	$(340)
Mortgage-backed	715	(5)	2,918	(106)	3,633	(111)
Municipal & other obligations	—	—	10,154	(226)	10,154	(226)

Total temporarily impaired	$7,422	$(41)	$46,846	$(636)	$54,268	$(677)

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS

Year-end loans were as follows:

	2007	2006
Commercial	$182,431	$151,213
Residential real estate	215,915	181,534
Nonresidential real estate	387,234	359,943
Construction	134,807	95,812
Consumer	20,601	19,260
Municipal obligations	9,354	6,970

Gross loans	950,342	814,732
Less: Deferred loan origination fees	(628)	(631)
Allowance for loan losses	(8,505)	(6,918)

Net loans	$941,209	$807,183

Certain of the Company’s directors were loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2007
Beginning balance	$13,777
New loans and advances on lines of credit	18,366
Loan reductions	(16,961)
Effect of changes in composition of related parties	(3,212)

Ending balance	$11,970

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

	2007	2006	2005
Beginning balance	$6,918	$7,581	$7,214
Allowance of acquired bank	1,010	—	—
Provision charged to operations	1,575	1,700	1,825
Loans charged off	(1,497)	(2,444)	(1,536)
Recoveries	499	81	78

Ending balance	$8,505	$6,918	$7,581

Nonperforming and impaired loans were as follows:
Nonaccrual loans at year-end	$6,389	$2,905	$6,696
Loans past due over 90 days, still accruing at year-end	2,658	2,068	2,349
Average impaired loans during the year	8,785	7,741	10,318
Interest income recognized during impairment	444	391	669
Interest income received during impairment	336	342	675
Loans designated as impaired at year-end	7,899	6,142	8,925
Allowance allocated to impaired loans at year-end	2,833	1,783	3,136

There were no loans designated as impaired for which there was no allowance for loan losses allocated. Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans.

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2007	2006
Land and improvements	$5,779	$5,087
Leasehold improvements	1,733	1,572
Buildings	12,567	11,689
Furniture, fixtures and equipment	8,678	8,132

Total	28,757	26,480
Accumulated depreciation	(10,993)	(9,411)

Net premises and equipment	$17,764	$17,069

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTES 5 - PREMISES AND EQUIPMENT (Continued)

Depreciation expense was $1,625, $1,486 and $1,436 for 2007, 2006, and 2005, respectively. Year-end premises included $544,000 for the Walton banking center that was relocated on December 31, 2007. This property is currently held for sale. The property’s estimated fair value exceeds its carrying value.

NOTE 6 - ACQUISITION

On May 21, 2007, the Company announced it had completed its acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). First Bank was merged into the Bank, and currently operates under The Bank of Kentucky name. As of the closing date of the acquisition, First Bank had approximately $74,000, in total assets, which included $63,000 in loans, and $63,000 in deposits on the liability side of the balance sheet. The total purchase price for this acquisition was $20,400 which was funded in part by issuing $18,000 in Trust Preferred Securities, as further described in Note 10. The acquisition included a core deposit intangible asset of $1,505, a customer relationship intangible asset of $1,125 and goodwill of $5,342. The acquisition also included a deferred tax asset of approximately $4,709, resulting from a net operating loss carry-forward. The results of operations for this acquisition have been included since the transaction date of May 18, 2007.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 7 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

The change in the carrying amount of goodwill for the year is solely attributable to the initial recording of goodwill in connection with the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc., detailed in Note 6.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2007	2006
Core deposit intangibles	$4,368	$2,863
Other customer relationship intangibles	3,170	2,045

Total	7,538	4,908
Accumulated amortization	3,708	2,618

Net	$3,830	$2,290

Aggregate amortization expense was $1,090, $645 and $646 for 2007, 2006 and 2005, respectively.

Estimated amortization expense for each of the next five years:

2008	$1,277
2009	1,094
2010	675
2011	232
2012	170

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 8 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $125,577 and $109,730 at year-end 2007 and 2006.

Scheduled maturities of time deposits are as follows:

2008	$311,225
2009	56,415
2010	3,702
2011	831
2012	1,334

$373,507

Deposits from directors and their affiliates at year-end 2007 and 2006 were $6,272 and $14,701, respectively, comprising .59% and 1.61%, respectively, of total deposits at those dates.

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2007	2006
Revolving line of credit	$2,200	$500
Fed funds purchased	2,770	—
Retail repurchase agreements	17,819	15,460

	$22,789	$15,960

Repurchase agreements outstanding at year-end 2007 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2007 and 2006 is presented below:

	2007	2006
Average balance during the year	$16,410	$8,684
Maximum month end balance during the year	19,054	15,460
Average rate paid during the year	3.57%	3.96%

Year-end weighted average rate	2.64%	3.83%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - SHORT-TERM BORROWINGS (Continued)

The Company maintains a $10,000 revolving credit line from US Bank. The credit line is secured with 100% of the voting shares of the Bank. The Company is not restricted on the use of the funds from the credit line. The balance on the line of credit was $2,200 at December 31, 2007.

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following:

	2007	2006
FHLB advances	$6,000	$6,110
Subordinated debentures	36,083	17,526
Other notes payable	257	271

	$42,340	$23,907

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2007	2006
Convertible fixed rate advances with maturity in 2010 and an interest rate of 5.01%	$6,000	$6,000

Remaining premium reflecting market rate adjustment of assumed advances	—	110

	$6,000	$6,110

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

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 10 - NOTES PAYABLE (Continued)

In May of 2007, The Bank of Kentucky Capital Trust II (“the Trust”), a trust subsidiary of the Company, issued $18,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities “Trust Preferred Securities” as part of a pooled offering. The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2012 at face value. The final maturity date is May of 2037. The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557 aggregate principal amount of junior subordinated debentures issued by the Company. These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

Other notes payable included a capitalized lease obligation.

The Bank maintains a $125,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

NOTE 11 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $507, $534 and $432 for the years ended December 31, 2007, 2006 and 2005, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $1,148 and $794 at December 31, 2007 and 2006, respectively. Expense related to the program was $354 and $283 for the years ended December 31, 2007 and 2006.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan which provide for the issuance of up to 1,200,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options, outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period. The options’ lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $839, $775, and $0 for 2007, 2006 and 2005, respectively. The total income tax benefit was $77, $72, and $0.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2007	2006	2005
Risk-free interest rate	4.82%	4.46%	3.89%
Expected term	6.5 years	6.7 years	6.7 years
Expected stock price volatility	21.85%	24.83%	27.52%
Dividend yield	1.49%	1.19%	.85%

A summary of the activity in the stock option plan for 2007 follows:

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - STOCK-BASED COMPENSATION (Continued)

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	541,453	$25.87	—	—
Granted	114,700	26.19	—	—
Exercised	(43,253)	16.74	—	—
Forfeited or expired	(13,325)	27.96	—	—

Outstanding at end of year	599,575	$26.54	4.83	$395

Exercisable at end of year	404,270	$26.55	3.41	$395

Information related to the stock option plan during each year follows:

	2007	2006	2005
Intrinsic value of options exercised	$398	$172	$34
Cash received from option exercises	724	564	117
Tax benefit realized from option exercises	53	57	9
Weighted average fair value of options granted	7.38	7.77	8.81

As of December 31, 2007, there was $1,364,000 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.95 years.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2007	2006	2005
Income tax/(benefit)
Currently payable	$4,948	$4,705	$4,863
Deferred	(94)	82	(268)

	$4,854	$4,787	$4,595

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2007	2006	2005
Statutory rate applied to income before income taxes	$5,595	$5,334	$5,153
Tax exempt income	(200)	(177)	(188)
Company owned life insurance income	(254)	(238)	(159)
Low-income housing tax credit	(248)	(248)	(133)
Historic tax credit	(100)	—	—
Other	61	116	(78)

	$4,854	$4,787	$4,595

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - FEDERAL INCOME TAXES (Continued)

Year-end deferred tax assets and liabilities were due to the following factors:

	2007	2006
Deferred tax assets from:
Allowance for loan losses	$1,851	$2,369
State taxes	—	198
Benefit plans	616	441
Premises and equipment	280	135
Net unrealized loss on available for sale securities	—	135
Net operating loss carryforward	4,527	—
Other	353	87

	7,627	3,365

Deferred tax liabilities for:
FHLB stock dividends	(879)	(860)
Premises and equipment	—	—
Acquisition intangibles	(1,843)	(1,021)
Net unrealized gain on available for sale securities	(124)	—
Other	—	—

	(2,846)	(1,881)

Net deferred tax asset	$4,781	$1,484

At year-end 2007, the Company had net operating loss carryforwards of approximately $13,217 which expire beginning in 2022.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on January 1, 2007. The adoption of FIN 48 had no effect on the Company’s financial statements. The Company had no unrecognized tax benefits as of January 1, 2007 and did not recognize any increase in unrecognized benefits during 2007 relative to any tax positions taken in 2007. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2007. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2003.

Included in deferred tax assets at December 31, 2006 is $198 of federal tax benefit related to the SAB 108 adjustment.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - EARNINGS PER SHARE

Earnings per share is computed based upon the weighted average number of shares outstanding during the period which were 5,753,250 for 2007, 5,837,673 for 2006 and 5,909,087 for 2005. Diluted earnings per share are computed assuming that the stock options outstanding are exercised and the proceeds used entirely to reacquire shares at the year’s average price. For 2007, 2006 and 2005, this would result in an additional 24,452, 33,570 and 37,814 shares outstanding, respectively. For 2007, 2006 and 2005, 415,290, 286,265 and 290,970 options were not considered, as they were not dilutive.

NOTE 15 - COMMITMENTS AND OFF-BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $1,022, $967 and $914 for 2007, 2006 and 2005, respectively. Minimum lease payments at December 31, 2007 for all non-cancelable leases were as follows:

2008	$912
2009	799
2010	617
2011	402
2012	339
Thereafter	533

Total minimum lease payments	$3,602

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - COMMITMENTS AND OFF-BALANCE SHEET ACTIVITIES (Continued)

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2 0 0 7		2 0 0 6
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$3,473	5,829	$9,491	$26,256
Unused lines of credit	$—	248,961	$—	$217,673
Unused letters of credit	$—	65,304	$—	$69,415

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 5.65% to 7.99% in 2007 and 6.25% to 9.25% in 2006.

At December 31, 2007 and 2006, the Bank was required to have $4,676 and $4,291, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University will grant to the Bank the naming rights for the new Northern Kentucky University Arena to be constructed on the campus of the University for a term commencing immediately upon execution of the document and expiring twenty years after the opening of the Arena. In consideration the Bank will pay the lesser of 10% of the total construction cost of the Arena or $6,000, with such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena.

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1 million to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty-five year life of the agreement commencing on the opening of the field.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2007, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2007 and 2006, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action. There have been no subsequent conditions or events that management believes have changed the institution’s category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and Bank’s capital amounts and ratios, at December 31, 2007 and 2006 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total Capital to risk weighted assets
Consolidated	$113,390	10.12%	$89,616	8.00%	N/A	N/A
Bank	114,931	10.28%	89,463	8.00%	111,828	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$93,385	8.34%	$44,808	4.00%	N/A	N/A
Bank	106,426	9.52%	44,731	4.00%	67,097	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$93,385	7.91%	$47,215	4.00%	N/A	N/A
Bank	106,426	9.03%	47,139	4.00%	58,923	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total Capital to risk weighted assets
Consolidated	$98,891	10.20%	$77,581	8.00%	N/A	N/A
Bank	98,568	10.18%	77,474	8.00%	96,842	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$91,973	9.48%	$38,790	4.00%	N/A	N/A
Bank	91,650	9.46%	38,737	4.00%	58,105	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$91,973	9.13%	$40,294	4.00%	N/A	N/A
Bank	91,650	9.11%	40,240	4.00%	50,300	5.00%

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

During 2008, the Bank could, without prior approval, declare dividends of approximately $12,000 plus any 2008 net profits retained to the date of the dividend declaration. At December 31, 2007, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements (well capitalized) in an amount equal to $3.2 million from which dividends could be paid.

On December 15, 2006, the Company’s Board of Directors approved a share repurchase program. The repurchase program began January 1, 2007 and expired on December 31, 2007. The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. At December 31, 2007 a total of 153,745 of the 200,000 shares had been repurchased.

On December 21, 2007, the Company’s Board of Directors approved a new share repurchase program. The repurchase program will begin January 1, 2008 and expire on December 31, 2008. The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments at year-end were as follows at December 31:

	2 0 0 7		2 0 0 6
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$38,876	$38,876	$54,859	$54,859
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	152,069	152,069	106,926	106,926
Held-to-maturity securities	16,230	16,170	12,028	11,815
Loans held for sale	2,673	2,713	4,009	4,052
Loans (net)	941,209	945,838	807,183	796,132
Federal Home Loan Bank stock	4,766	4,766	4,537	4,537
Accrued interest receivable	5,211	5,211	4,802	4,802

Financial liabilities
Deposits	(1,062,079)	(1,064,194)	(914,427)	(913,887)
Short-term borrowings	(22,789)	(22,789)	(15,960)	(15,960)
Notes payable	(42,340)	(42,542)	(23,907)	(23,845)
Accrued interest payable	(6,908)	(6,908)	(5,575)	(5,575)
Standby letters of credit	(313)	(313)	(330)	(330)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

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

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2007 and 2006

	2007	2006
Assets
Cash	$49	$204
Investment in bank subsidiary	130,027	103,560
Investment in unconsolidated trust	1,083	526
Other assets	835	808

	$131,994	$105,098

Liabilities and shareholders’ equity
Short-term borrowings	$2,200	$500
Subordinated debentures	36,083	17,526
Other liabilities	226	189

Total liabilities	38,509	18,215

Shareholders’ equity	93,485	86,883

	$131,994	$105,098

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Dividends from subsidiary	$8,000	$5,900	$3,700
Interest expense	(2,365)	(1,447)	(1,146)
Operating expenses	(1,037)	(936)	(137)
Tax benefit	955	620	440

Income before equity in undistributed income of the Bank	5,553	4,137	2,857

Equity in undistributed income of the Bank	5,578	6,315	7,270

Net income	$11,131	$10,452	$10,127

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2007, 2006 and 2005

	2007	2006	2005
Cash flows from operating activities
Net income	$11,131	$10,452	$10,127

Adjustments to reconcile net income to net cash from operating activities
Equity in undistributed income of the Bank	(5,578)	(6,315)	(7,270)
Other changes	849	780	80

Net cash from operating activities	6,402	4,917	2,937

Cash flows from investing activities
Cash paid for acquisition	(20,440)	—	—
Contribution to Bank	—	(1,000)	—
Investment in unconsolidated subsidiary	(557)	—	—

Net cash from investing activities	(20,997)	(1,000)	—

Cash flows from financing activities
Net change in short-term borrowings	1,700	500	—
Proceeds from issuance of subordinated debentures	18,557	—	—
Dividends paid	(2,651)	(2,217)	(1,772)
Exercise of stock options	777	621	117
Stock repurchase and retirement	(3,943)	(3,077)	(1,288)

Net cash from financing activities	14,440	(4,173)	(2,943)

Net change in cash	(155)	(256)	(6)

Cash at beginning of year	204	460	466

Cash at end of year	$49	$204	$460

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - OTHER COMPREHENSIVE INCOME (LOSS)

Other comprehensive income (loss) components and related tax effects were as follows:

	2007	2006	2005
Unrealized holding gains (losses) on available-for-sale securities	$708	$402	$(630)
Reclassification adjustment for losses (gains) realized in income	—	—	—

Net unrealized gains (losses)	708	402	(630)
Tax effect	(259)	(141)	220

	$449	$261	$(410)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007, 2006 and 2005

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2007 and 2006.

	2 0 0 7
	Interest	Interest	Net Interest	Provision for	Net	Earnings Per Share
	Income	Expense	Income	Loan Losses	Income	Basic	Diluted
Quarter ended
March 31	$17,525	$8,758	$8,767	$650	$2,157	$.37	$.37
June 30	18,414	9,320	9,094	300	2,848.49		.49
September 30	19,811	10,130	9,681	100	3,041.53		.53
December 31	19,963	10,269	9,694	525	3,085.54		.54

	2006
	Interest	Interest	Net Interest	Provision for	Net	Earnings Per Share
	Income	Expense	Income	Loan Losses	Income	Basic	Diluted
Quarter ended
March 31	$14,469	$6,310	$8,159	$400	$2,266	$.39	$.38
June 30	15,397	6,854	8,543	400	2,380.41		.41
September 30	16,256	7,629	8,627	500	2,742.47		.47
December 31	17,495	8,531	8,964	400	3,064.53		.52

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2007, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2007. Management’s internal control over financial reporting as of December 31, 2007 has been audited by Crowe Chizek and Company LLC, an independent registered public accounting firm, as stated in their report which is contained herein.

Robert W. Zapp	Martin J. Gerrety
President & CEO	Treasurer and Assistant Secretary

The Public Accounting Firm’s opinion on internal controls over financial reporting is included in their opinion in the financial statement section of this report.

Item 9B. Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2008 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of March 2008.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President, Chief Executive
Officer and a Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger
Martin J. Gerrety Treasurer March 14, 2008	Charles M. Berger Director March 14, 2008

/s/ Robert W. Zapp	/s/ Rodney S. Cain
Robert W. Zapp President, Chief Executive Officer and Director March 14, 2008	Rodney S. Cain Director March 14, 2008

/s/ John F. Miracle, M.D.
Mary Sue Rudicill Director	John F. Miracle, M.D. Director March 14, 2008

/s/ Harry J. Humpert	/s/ Herbert H. Works
Harry J. Humpert Director March 14, 2008	Herbert H. Works Director March 14, 2008

/s/ Barry G. Kienzle
Barry G. Kienzle Director March 14, 2008	Ruth Seligman Doering Director

/s/ John P. Williams, Jr.
John P. Williams, Jr. Director March 14, 2008

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Articles of Incorporation of the Bank of Kentucky Financial Corporation(2)

3.2	By-laws of the Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan(6)

10.3	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan(7)

10.4	The Bank of Kentucky, Inc. Executive Private Pension Plan(7)

10.5	The Bank of Kentucky, Inc. Group Insurance Endorsement Plan(7)

10.6	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(4)

21	Subsidiaries of BKFC

23	Consent of Crowe Chizek and Company LLC

31.1	Certifications of Robert W. Zapp, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

(1)	Incorporated by reference to the Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 14, 2002.
(2)	Incorporated by reference to Form S-4, filed with the SEC on March 24, 2000.
(3)	Incorporated by reference to Exhibit 2(d) of the Form 8-A, filed with the SEC on April 28,1995.
(4)	Incorporated by reference to the Form 8-K, filed with the SEC on December 9, 2002.
(5)	Incorporated by reference to the Form S-8, filed with the SEC on October 2, 1997.
(6)	Incorporated by reference to the Form 8-K, filed with the SEC on April 25, 2007.
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004.