Form 10-Q
period 2008-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2008-05-09
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2008

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 28, 2008, 5,624,607 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	March 31 2008	December 31 2007
Assets
Cash and cash equivalents	$93,202	$38,876
Interest bearing deposits with banks	100	100
Available-for-sale securities	93,989	152,069
Held-to-maturity securities	17,215	16,230
Loans held for sale	2,212	2,673
Total loans	960,737	949,714
Less: Allowances for loan losses	8,820	8,505

Net loans	951,917	941,209
Premises and equipment, net	17,736	17,764
FHLB stock, at cost	4,828	4,766
Goodwill	15,209	15,209
Acquisition intangibles, net	3,478	3,830
Cash surrender value of life insurance	20,738	20,528
Accrued interest receivable and other assets	18,019	19,470

Total assets	$1,238,643	$1,232,724

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$1,041,852	$1,062,079
Short-term borrowings	30,079	22,789
Notes payable	62,336	42,340
Accrued interest payable and other liabilities	10,780	12,031

Total liabilities	1,145,047	1,139,239

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,624,607 (2008) and 5,684,207 (2007) shares issued and outstanding	3,098	3,098
Additional paid-in capital	2,630	3,880
Retained earnings	87,341	86,305
Accumulated other comprehensive income	527	202

Total shareholders’ equity	93,596	93,485

Total liabilities and shareholders’ equity	$1,238,643	$1,232,724

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007

(Dollars in thousands, except per share data - unaudited)

	2008	2007
INTEREST INCOME
Loans, including related fees	$16,840	$15,960
Securities and other	1,670	1,565

Total interest income	18,510	17,525

INTEREST EXPENSE
Deposits	8,084	8,177
Borrowings	819	581

Total interest expense	8,903	8,758

Net interest income	9,607	8,767
Provision for loan losses	800	650

Net interest income after provision for loan losses	8,807	8,117

NON-INTEREST INCOME
Service charges and fees	1,870	1,850
Mortgage banking income	436	192
Other	1,248	1,230

Total non-interest income	3,554	3,272

NON-INTEREST EXPENSE
Salaries and benefits	4,296	4,035
Occupancy and equipment	1,212	1,087
Data processing	360	331
Advertising	155	176
Other	2,717	2,668

Total non-interest expense	8,740	8,297

INCOME BEFORE INCOME TAXES	3,621	3,092
Less: income taxes	1,117	935

NET INCOME	$2,504	$2,157

Other comprehensive income	325	101

COMPREHENSIVE INCOME	$2,829	$2,258

Earnings per share, basic	$.44	$.37
Earnings per share, diluted	$.44	$.37

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2008	2007
Balance January 1	$93,485	$86,883
Comprehensive Income:
Net Income	2,504	2,157
Change in net unrealized gain(loss), net of tax	325	101

Total Comprehensive Income	2,829	2,258

Cash dividends paid	(1,468)	(1,274)
Exercise of stock options (2,700 and 12,425 shares), including tax benefit	44	241
Stock-based compensation expense	196	321
Stock repurchase and retirement (62,300 and 32,000 shares)	(1,490)	(838)

Balance March 31	$93,596	$87,591

Dividends per share	$0.26	$0.22

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands - unaudited)

	2008	2007
Cash Flows from Operating Activities

Net income	$2,504	$2,157
Adjustments to reconcile net income to net cash
From operating activities	1,919	2,016

Net cash from operating activities	4,423	4,173

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	1,070	755
Proceeds from paydowns and maturities of available-for-sale securities	112,779	97,385
Purchases of held-to-maturity securities	(2,059)	0
Purchases of available-for-sale securities	(53,939)	(92,663)
Net change in loans	(12,164)	(5,169)
Proceeds from the sale of other real estate	432	7
Property and equipment expenditures	(361)	(246)

Net cash from investing activities	45,758	69

Cash Flows from Financing Activities

Net change in deposits	(20,227)	(5,969)
Net change in short-term borrowings	7,290	2,116
Proceeds from exercise of stock options	44	241
Cash dividends paid	(1,468)	(1,274)
Stock repurchase and retirement	(1,490)	(838)
Proceeds from note payable	20,000	0
Payments on note payable	(4)	(3)

Net cash from financing activities	4,145	(5,727)

Net change in cash and cash equivalents	54,326	(1,485)
Cash and cash equivalents at beginning of period	38,876	54,859

Cash and cash equivalents at end of period	$93,202	$53,374

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2008

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2008 and 2007, were 508,690 and 377,965, respectively. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2008	2007
Weighted average shares outstanding	5,658,002	5,792,055
Dilutive effects of assumed exercises of Stock Options	12,433	32,397

Shares used to compute diluted Earnings per share	5,670,435	5,824,452

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

The Company recorded stock option expense of $196,000, $177,000 net of taxes, in the first quarter of 2008 and $321,000, $263,000 net of taxes, in the first quarter of 2007 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).

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

Note 7 – Adoption of New Accounting Standards

Fair Value Option and Fair Value Measurements

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008, the effective date of the standard.

SAB 109

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As a result of the bulletin, the Company increased revenue $118,000 for the quarter.

Note 8 –Fair Value:

Statement 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) or identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect a reporting entity’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued at book value because there is no market activity for this issue. Book value is used for this particular corporate security as a result of its current credit and interest rate characteristics (Level 3 inputs). The credit quality of the security is reviewed periodically and shows no deterioration since the security was purchased. The interest rate is variable, so changes in the rate environment are reflected in the actual interest received, and the spreads on associated with like kind securities, in the current market, are in line with the spread on this security.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$93,989	$—	$92,689	$1,300

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2008.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2008 for Level 3 assets and liabilities that are still held at March 31, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2008 Using
	March 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$5,524	$—	$4,889	$635

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $8,318, with a valuation allowance of $2,794, resulting in an additional provision for loan losses of $542 for the period.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $8,820,000 or .92% of total loans was an appropriate estimate of losses within the loan portfolio as of March 31, 2008. This estimate resulted in a provision for loan losses on the income statement of $800,000 for the three months ended March 31, 2008. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

Highlighting the first quarter results were an increase in total revenue of 9% and increases in loans of 17% and deposits of 15%, as compared to the first quarter of 2007. Offsetting these increases was a 23% increase in the provision for loan losses. The revenue increase was the result of increases in net interest income of $840,000 or 10% and non-interest income of $282,000 or 9% in the first quarter of 2008, as compared to the same period in 2007. Contributing to the increase in loans and deposits was the First Bank acquisition which was completed in the second quarter of 2007 and included approximately $63,000,000 in both loans and deposits. Contributing to the increase in the provision for loan losses was higher levels of charge-offs and non-performing loans in the first quarter of 2008 versus the same period in 2007 and management’s concerns over the declining housing market and overall deteriorating economic conditions.

FINANCIAL CONDITION

Total assets at March 31, 2008 were $1,238,643,000 as compared to $1,232,724,000 at December 31, 2007, an increase of $5,919,000 (less than 1%). Loans outstanding increased $11,023,000 (1%) from $949,714,000 at December 31, 2007 to $960,737,000 at March 31, 2008, while available-for-sale securities decreased $58,080,000 (38%). As Table 1 illustrates, the growth in the loan portfolio in the first quarter of 2008 came from increases in commercial real estate loans of $17,221,000 (4%) and residential real estate $3,789,000 (2%). Contributing to the decrease in the available-for-sale securities was the run-off of short-term discount notes, which the Bank invested in at the end of 2007 as an alternative to federal funds, a portion of which were used to pledge as collateral for public fund deposits, which have decreased approximately $16,000,000 since December 31, 2007.

Deposits decreased $20,227,000 (2%) to $1,041,852,000 at March 31, 2008, compared to $1,062,079,000 at December 31, 2007, while notes payable increased $19,996,000 (47%) to $62,339,000 at March 31, 2008 from $42,340,000 at December 31, 2007. The decrease in deposits was affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $16,000,000 from December 31, 2007 to March 31, 2008. Deposits other than public fund deposits decreased $4,000,000 since December 31, 2007. The increase in notes payable consisted of a $20,000,000 subordinated debt facility that was entered into in March of 2008, the proceeds of which the Company expects to use to redeem $17,000,000 of outstanding trust preferred securities previously issued in 2002, which are callable in May 2008.

Table 1 The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	March 31, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$404,455	42.1%	$387,234	40.7%
One- to four-family residential real estate loans	219,704	22.8	215,915	22.7
Commercial loans	178,042	18.5	182,431	19.2
Consumer loans	19,892	2.1	20,601	2.2

Construction and land development loans	129,952	13.5	134,807	14.2
Municipal obligations	9,319	1.0	9,354	1.0

Total loans	$961,364	100.0%	$950,342	100.0%

Less:
Deferred loan fees	627		628
Allowance for loan losses	8,820		8,505

Net loans	$951,917		$941,209

Type of Deposit:
Non interest bearing deposits	$152,839	14.7%	$167,578	15.8%
Interest bearing transaction deposits	229,916	22.1	245,604	23.1
Money market deposits	253,959	24.4	244,860	23.0
Savings deposits	34,463	3.3	30,530	2.9
Certificates of deposits	316,335	30.3	319,577	30.1
Individual Retirement accounts	54,340	5.2	53,930	5.1

Total Deposits	$1,041,852	100.0%	$1,062,079	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2008 was $2,504,000 ($.44 diluted earnings per share) as compared to $2,157,000 ($.37 diluted earnings per share) during the same period of 2007, an increase of $347,000 (16%). The increase in revenue included an $840,000 (10%) increase in net interest income and $282,000 (9%) increase in non-interest income. Contributing to the increase in non-interest income was mortgage banking income (up $244,000, 127%). The provision for loan losses was $150,000 (23%) higher for the first quarter of 2008, than 2007. Contributing to the increase in the provision for loan losses was higher levels of charge-offs and non-performing loans in the first quarter of 2008 versus the same period in 2007.

NET INTEREST INCOME

Net interest income increased $840,000 (10%) in the first quarter of 2008 as compared to the same period in 2007 from $8,767,000 in 2007 to $9,607,000 in 2008. The increase was driven by the growth in the balance sheet and was partially offset by a lower net interest margin. As illustrated in Table 3, net interest income on a full tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,196,000 and was offset by the rate variance, which had a $314,000 negative impact on net interest income. Contributing to the unfavorable rate variance was the Federal Reserve Bank’s 200 basis point reduction in short term rates in the first quarter of 2008, as these cuts tend to reduce interest income more swiftly than interest expense.

As illustrated in Table 2, the net interest margin of 3.48% for the first quarter of 2008 was 26 basis points lower than the 3.74% net interest margin for the first quarter of 2007. Contributing to the decrease in the net interest margin was the cost of interest bearing liabilities decreasing at a slower pace than the yield on earning assets. The cost of interest bearing liabilities decreased 68 basis points from 4.35% for the first quarter of 2007 to 3.67% in the first quarter of 2008, while the yield on earning assets decreased 78 basis points from 7.45% for the first quarter of 2007 to 6.67% in the first quarter of 2008.

The balance sheet growth from the first quarter of 2007 to the first quarter of 2008 was driven by the First Bank acquisition and the organic growth in loans and deposits. Total average assets increased $176,254,000 or 17% from the first quarter of 2007 to the first quarter of 2008. Average interest bearing liabilities increased $157,876,000 or 19% to $974,383,000 from the first quarter of 2007 to the first quarter of 2008. A lower yielding mix of earning assets added since the first quarter of 2007 also contributed to the lower net interest margin. As illustrated in Table 2, average loans increased $130,063,000 or 16% from the first quarter of 2007, while other interest-earning assets increased $35,872,000 or 27% in the same period. The majority of the other increase in interest-earning asset balances was in lower yielding federal fund sold balances.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2008 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income benefitting from declining rates and being reduce by rising rates.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(3.09)%
Increase 100 bp	(1.66)
Decrease 100 bp	1.27
Decrease 200 bp	0.60

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

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2008 and 2007 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2008			Three Months ended March 31, 2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$953,592	$16,890	7.12%	$823,529	$15,999	7.88%
Securities (2)	123,958	1,347	4.37	94,168	1,069	4.60
Other interest-earning assets	46,825	397	3.41	40,743	539	5.37

Total interest-earning assets	1,124,375	18,634	6.67	958,440	17,607	7.45

Non-interest-earning assets	94,091			83,772

Total assets	$1,218,466			$1,042,212

Interest-bearing liabilities:
Transaction accounts	537,275	3,555	2.66	447,661	4,225	3.83
Time deposits	373,317	4,529	4.88	329,882	3,952	4.86
Borrowings	63,791	819	5.16	38,964	581	6.05

Total interest-bearing liabilities	974,383	8,903	3.67	816,507	8,758	4.35

Non-interest-bearing liabilities	150,542			138,186

Total liabilities	1,124,925			954,693

Shareholders’ equity	93,541			87,519

Total liabilities and shareholders’ equity	$1,218,466			$1,042,212

Net interest income		$9,731			$8,849

Interest rate spread			3.00%			3.10%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.48%			3.74%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.38%			.64%

Average interest-earning assets to interest-bearing liabilities	115.39%			117.38%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.40% and 34.25% tax rate in 2008 and 2007, respectively. The tax equivalent adjustment was $124,000 in 2008 and $82,000 in 2007.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31,2008 Compared to Three months ended March 31, 2007
	Increase (Decrease)
	Due to Volume	Due to Rate	Total
Interest income attributable to:
Loans receivable	$2,409	$(1,518)	$891
Securities	328	(50)	278
Other interest-earning assets(1)	73	(215)	(142)

Total interest-earning assets	2,810	(1,783)	1,027

Interest expense attributable to:
Transactions accounts	753	(1,423)	(670)
Time deposits	530	47	577
Borrowings	331	(93)	238

Total interest-bearing liabilities	1,614	(1,469)	145

Increase (decrease) in net interest income	$1,196	$(314)	$882

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $800,000 for the three months ended March 31, 2008, an increase of $150,000 as compared to the $650,000 provision recorded during the same period in 2007. Contributing to this increase was higher levels of charge-offs and non-performing loans in the first quarter of 2008 versus the same period in 2007 and management’s concerns over the declining housing market and overall deteriorating economic conditions. Non-performing loans increased to $11,810,000 or 1.23% of total loans outstanding at March 31, 2008, compared to $9,047,000 or ..95% at December 31, 2007, and increased significantly from the March 31, 2007 level of $5,732,000 or .70% of then total loans outstanding. The majority of the non-performing loans are individual commercial loans, which are reviewed for impairment with specific reserves allocated to them. Net charge-offs, year to date 2008, were $485,000 or .20% on an annualized basis to average loans, compared to the $226,000 and .11% for the first three months of 2007. The allowance for loan losses was 75% of non-performing loans on March 31, 2008 compared to 94% at the end of 2007 and 128% at March 31, 2007. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $16,183,000 at March 31, 2008 and $13,164,000 at December 31, 2007. This represents 1.31% of total assets at March 31, 2008 compared to 1.07% at December 31, 2007. Total non-performing assets as of March 31, 2008 increased from the level at March 31, 2007 when total non-performing assets were $9,270,000 or .89% of total assets.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2008	2007
Balance of allowance at beginning of period	$8,505	$6,918
Recoveries of loans previously charged off:
Commercial loans	151	27
Consumer loans	73	22
Mortgage loans	0	23

Total recoveries	224	72

Loans charged off:
Commercial loans	481	147
Consumer loans	170	126
Mortgage loans	58	25

Total charge-offs	709	298

Net charge-offs	(485)	(226)
Provision for loan losses	800	650

Balance of allowance at end of period	$8,820	$7,342

Net charge-offs to average loans outstanding for period	.20%	.11%

Allowance at end of period to loans at end of period	.92%	.90%

Allowance to nonperforming loans at end of period	75%	128%

NON-INTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Three Months ended March 31,
	2008	2007
Non-interest income:
Service charges and fees	$1,870	$1,850
Mortgage banking income	436	192
Trust fee income	292	274
Bankcard transaction revenue	433	359
Company owned life insurance earnings	210	176
Other	313	421

Total non-interest income	$3,554	$3,272

As illustrated in Table 5, total non-interest income increased $282,000 (9%) for the first three months of 2008, from $3,272,000 at March 31, 2007 to $3,554,000 at March 31, 2008. Increases for the three months ended March 31, 2008 included mortgage banking income (up $244,000, 127%), and bankcard transaction revenue (up $74,000, 21%), which were offset by a decrease in other non-interest income (down $108,000, 35%). Contributing to the increase in mortgage banking income was the adoption of Staff Accounting Bulletin 109, Written Loan Commitments Recorded at Fair Value through Earnings, issued by the Securities and Exchange Commission in November 2007. The adoption of this bulletin increased earnings $118,000 for the quarter. The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products. Contributing to the decrease in other non-interest income was $84,000 in lower SBA loan servicing income as the result of increased amortization of the SBA loan servicing asset.

NON-INTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Three Months ended March 31,
	2008	2007
Non-interest expense:
Salaries and benefits	$4,296	$4,035
Occupancy and equipment	1,212	1,087
Data processing	360	331
Advertising	155	176
Electronic banking	224	215
Outside servicing fees	310	279
State bank taxes	310	276
Other real estate owned	89	521
Amortization of intangible assets	352	161
Other	1,432	1,216

Total non-interest expense	$8,740	$8,297

As illustrated in Table 6, non-interest expense increased to $8,740,000 in the first three months of 2008 from $8,297,000 in the same period of 2007, an increase of $443,000 (5%). The largest increase in non-interest expense was in salaries and benefits, which increased $261,000 (6%) in the first three months of 2008 compared to the same period in 2007. The next largest increase in non-interest expense was in amortization of intangible assets, which increased $191,000 (119%) in the first three months of 2008 compared to the same period in 2007, which was the result of the First Bank acquisition. Offsetting these increases was a reduction in expenses for other real estate owned, which decreased $432,000 in the first quarter 2008 from the first quarter of 2007. The expenses in 2007 were the result of certain improvements made to a repossessed commercial office building.

INCOME TAX EXPENSE

During the first three months of 2008, income tax expense increased $182,000 (19%) from $935,000 in the first quarter 2007 to $1,117,000 in the same period of 2008 as a result of higher earnings. The effective tax rate increased slightly to 30.85% for the first three months of 2008 compared to 30.24% for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have increased $54,326,000, from $38,876,000 at December 31, 2007 to $93,202,000 at March 31, 2008. This increase was the result of a reduction in short-term discount notes with a corresponding increase in federal funds sold from December 31, 2007 to March 31, 2008. This was the result of the Bank investing in short-term discount notes as an alternative to federal funds at December 31, 2007. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $111,000, from $93,485,000 at December 31, 2007 to $93,596,000 at March 31, 2008. In the first three months of 2008, the Company paid a cash dividend of $.26 per share totaling $1,468,000.

On December 21, 2007, the Company’s Board of Directors approved a new share repurchase program. The repurchase program began January 1, 2008 and will expire on December 31, 2008. The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2008, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $6,496,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review. The Bank has received approval from the FDIC to pay a dividend of $17,000,000 in the second quarter of 2008 to the Company to use to redeem $17,000,000 of outstanding trust preferred securities previously issued in 2002. The dividend was declared in March 2008 to redeem these trust preferred securities in May of this year.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2008, the Bank’s leverage and total risk-based capital ratios were 9.07% and 12.07% respectively, which exceed the well-capitalized thresholds.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University will grant to the Bank the naming rights for the new Northern Kentucky University Arena to be constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore the Bank will pay the lesser of 10% of the total construction cost of the Arena or $6,000,000, such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena, which will take place in September 2008.

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1 million to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty-five year life of the agreement commencing on the opening of the field, which will take place in September 2008.

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2007. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2007.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2007. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2007. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2008, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended March 31, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
January 1-31, 2008	26,300	$24.55	26,300	173,700
February 1-29, 2008	14,000	$23.85	40,300	159,700
March 1-31, 2008	22,000	$23.22	62,300	137,700

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2007. This repurchase program, which began on January 1, 2008 and will expire on December 31, 2008, authorizes the repurchase and retirement of up to 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 62,300 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: May 9, 2008	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: May 9, 2008	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary