Form 10-Q
period 2008-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2008-08-08
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act .

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of July 25, 2008, 5,606,607 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	June 30 2008	December 31 2007
Assets
Cash and cash equivalents	$51,940	$38,876
Interest bearing deposits with banks	100	100
Available-for-sale securities	74,876	152,069
Held-to-maturity securities	26,266	16,230
Loans held for sale	1,883	2,673
Total loans	982,916	949,714
Less: Allowances for loan losses	9,099	8,505

Net loans	973,817	941,209
Premises and equipment, net	17,559	17,764
FHLB stock, at cost	4,893	4,766
Goodwill	15,209	15,209
Acquisition intangibles, net	3,146	3,830
Cash surrender value of life insurance	20,930	20,528
Accrued interest receivable and other assets	17,557	19,470

Total assets	$1,208,176	$1,232,724

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,031,990	$1,062,079
Short-term borrowings	25,749	22,789
Notes payable	44,806	42,340
Accrued interest payable and other liabilities	10,117	12,031

Total liabilities	1,112,662	1,139,239

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,606,607 (2008) and 5,684,207 (2007) shares issued and outstanding	3,098	3,098
Additional paid-in capital	2,418	3,880
Retained earnings	89,867	86,305
Accumulated other comprehensive income	31	202

Total shareholders’ equity	95,514	93,485

Total liabilities and shareholders’ equity	$1,208,176	$1,232,724

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 AND 2007

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
INTEREST INCOME
Loans, including related fees	$15,731	$16,820	$32,571	$32,780
Securities and other	1,310	1,594	2,980	3,159

Total interest income	17,041	18,414	35,551	35,939

INTEREST EXPENSE
Deposits	6,172	8,566	14,256	16,743
Borrowings	752	754	1,571	1,335

Total interest expense	6,924	9,320	15,827	18,078

Net interest income	10,117	9,094	19,724	17,861
Provision for loan losses	1,600	300	2,400	950

Net interest income after provision for loan losses	8,517	8,794	17,324	16,911

NON-INTEREST INCOME
Service charges and fees	2,327	2,119	4,197	3,969
Mortgage banking income	165	298	601	490
Other	1,165	1,293	2,413	2,523

Total non-interest income	3,657	3,710	7,211	6,982

NON-INTEREST EXPENSE
Salaries and benefits	3,979	4,082	8,275	8,117
Occupancy and equipment	1,183	1,094	2,395	2,181
Data processing	339	372	699	703
Advertising	176	247	331	423
Other	2,715	2,534	5,432	5,202

Total non-interest expense	8,392	8,329	17,132	16,626

INCOME BEFORE INCOME TAXES	3,782	4,175	7,403	7,267
Less: income taxes	1,155	1,327	2,272	2,262

NET INCOME	$2,627	$2,848	$5,131	$5,005

Other comprehensive income (loss)	(495)	(108)	(171)	(8)

COMPREHENSIVE INCOME	$2,132	$2,740	$4,960	$4,997

Earnings per share, basic	$.47	$.49	$.91	$.87
Earnings per share, diluted	$.47	$.49	$.91	$.86

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data -unaudited)

	2008	2007
Balance January 1	$93,485	$86,883
Comprehensive Income:
Net Income	5,131	5,005
Change in net unrealized gain(loss), net of tax	(171)	(8)

Total Comprehensive Income	4,960	4,997

Cash dividends paid	(1,468)	(1,273)
Exercise of stock options (2,700 and 33,803 shares), including tax benefit	44	683
Stock-based compensation expense	359	529
Stock repurchase and retirement (80,300 and 64,400 shares)	(1,866)	(1,673)

Balance June 30	$95,514	$90,146

Dividends per share	$0.26	$0.22

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2008	2007
Cash Flows from Operating Activities

Net income	$5,131	$5,005
Adjustments to reconcile net income to net cash
From operating activities	3,952	3,005

Net cash from operating activities	9,083	8,010

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	2,941	2,275
Proceeds from paydowns and maturities of available-for-sale securities	171,371	167,246
Purchases of held-to-maturity securities	(12,984)	0
Purchases of available-for-sale securities	(94,315)	(145,388)
Net change in loans	(35,931)	(33,432)
Proceeds from the sale of other real estate	1,438	17
Property and equipment expenditures	(586)	(396)
Net payments in acquisition	—	(12,124)

Net cash from investing activities	31,934	(21,802)

Cash Flows from Financing Activities

Net change in deposits	(30,089)	3,279
Net change in short-term borrowings	2,960	1,707
Advance on notes payable	20,000	18,557
Proceeds from exercise of stock options	44	683
Cash dividends paid	(1,468)	(1,273)
Stock repurchase and retirement	(1,866)	(1,673)
Payments on note payable	(17,534)	(37)

Net cash from financing activities	(27,953)	21,243

Net change in cash and cash equivalents	13,064	7,451
Cash and cash equivalents at beginning of period	38,876	54,859

Cash and cash equivalents at end of period	$51,940	$62,310

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2008

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 2008 and 2007, 611,737 and 382,602 options were not considered, as they were not dilutive, and for the six months ended June 2008 and 2007, 567,186 and 371,900 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Weighted average shares outstanding	5,613,530	5,770,536	5,635,766	5,781,296
Dilutive effects of assumed exercises of Stock Options	1,966	26,733	6,989	29,444

Shares used to compute diluted Earnings per share	5,615,496	5,797,269	5,642,755	5,810,740

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

The Company recorded stock option expense of $164,000 ($156,000 net of taxes) and $360,000 ($333,000 net of taxes) in the three and six months ended June 30, 2008, with 2007 stock option expense of $209,000 ($190,000 net of taxes) and $530,000 ($453,000 net of taxes) in the three and six months ended June 30, 2007, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006.

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

Note 7 – Adoption of New Accounting Standards

Fair Value Option and Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The standard establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. In February 2008, the FASB issued Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157. This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The impact of adoption was not material.

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

SAB 109

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As a result of the bulletin, the Company’s revenue increased $52,000 for the first six months of 2008, however, the revenue decreased $66,000 for the second quarter of 2008.

Note 8 – Disclosures About Fair Value of Assets and Liabilities:

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). One corporate security is valued at book value because there is no market activity for this issue. Book value is used for this particular corporate security as a result of its current credit and interest rate characteristics (Level 3). The credit quality of the security is reviewed periodically and shows no deterioration since the security was purchased. The interest rate is variable, so changes in the rate environment are reflected in the actual interest received, and the spreads on associated with like kind securities, in the current market, are in line with the spread on this security.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$74,876	$—	$73,576	$1,300

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2008.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2008 for Level 3 assets and liabilities that are still held at June 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2008 Using
	June 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,282	$—	$5,783	$1,499

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $10,037, with a valuation allowance of $2,755, resulting in an additional provision for loan losses of $639 for the second quarter of 2008.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Values using the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on the reconciliation of these three approaches.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $9,099,000 or .93% of total loans was an appropriate estimate of losses within the loan portfolio as of June 30, 2008. This estimate resulted in a provision for loan losses on the income statement of $2,400,000 for the six months ended June 30, 2008. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

For the second quarter and the first six months of 2008, the Company reported an increase in diluted net income per share of 6% for the first six months of 2008, and a decrease of 4% for the second quarter, as compared to the same periods in 2007. Revenues increased $970,000 or 8% for the second quarter of 2008, with a $1,023,000 (11%) increase in net interest income partially offset by a $53,000 decrease in non-interest income. The increase in net interest income was the result of the growth in average earning assets by $127,000,000, as compared to the second quarter of 2007. Offsetting the revenue increase was the addition of $1,300,000 in provision for loan losses as compared to the second quarter of 2007. Contributing to this increase in the provision for loan losses were higher levels of charge-offs and non-performing loans in the second quarter of 2008 as compared to the same period in 2007, and management’s concerns over the declining housing market and overall deteriorating economic conditions. The second quarter results included the impact of the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”), which was completed on May 18, 2007.

FINANCIAL CONDITION

Total assets at June 30, 2008 were $1,208,176,000 as compared to $1,232,724,000 at December 31, 2007, a decrease of $24,548,000 (2%). Loans outstanding increased $33,202,000 (4%) from $949,714,000 at December 31, 2007 to $982,916,000 at June 30, 2008, while available-for-sale securities decreased $77,193,000 (51%) for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the second quarter of 2008 came from increases in one to four family residential loans of $12,643,000 (6%) and nonresidential real estate loans of $28,384,000 (7%). Contributing to the decrease in the available-for-sale securities was the run-off of short-term discount notes, which the Bank invested in at the end of 2007 as an alternative to federal funds, a portion of which were used to pledge as collateral for public fund deposits, which have decreased approximately $26,600,000 since December 31, 2007.

Deposits decreased $30,089,000 (3%) to $1,031,990,000 at June 30, 2008, compared to $1,062,079,000 at December 31, 2007, while notes payable increased $2,466,000 (6%) to $44,806,000 at June 30, 2008 from $42,340,000 at December 31, 2007. The decrease in deposits was affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $26,000,000 from December 31, 2007 to June 30, 2008. Deposits other than public fund deposits decreased $14,000,000 since December 31, 2007. The increase in notes payable consisted of a $20,000,000 subordinated debt facility that was entered into in March of 2008, the proceeds of which the Company used to redeem $17,000,000 of outstanding trust preferred securities that were previously issued in 2002.

Table 1 The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	June 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$415,618	42.3%	$387,234	40.7%
One- to four-family residential real estate loans	228,558	23.2	215,915	22.7
Commercial loans	185,548	18.9	182,431	19.2
Consumer loans	18,510	1.9	20,601	2.2

Construction and land development loans	128,775	13.1	134,807	14.2
Municipal obligations	6,523	0.6	9,354	1.0

Total loans	$983,532	100.0%	$950,342	100.0%

Less:
Deferred loan fees	616		628
Allowance for loan losses	9,099		8,505

Net loans	$973,817		$941,209

Type of Deposit:
Non interest bearing deposits	167,763	16.3%	$167,578	15.8%
Interest bearing transaction deposits	221,296	21.5	245,604	23.1
Money market deposits	248,048	24.0	244,860	23.0
Savings deposits	35,477	3.4	30,530	2.9
Certificates of deposits	305,788	29.6	319,577	30.1
Individual Retirement accounts	53,618	5.2	53,930	5.1

Total Deposits	$1,031,990	100.0%	$1,062,079	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $5,005,000 ($.87 diluted earnings per share) in 2007 to $5,131,000 ($.91 diluted earnings per share) in 2008, an increase of $126,000 (3%). Net income for the quarter ended June 30, 2008 was $2,627,000 ($.47 diluted earnings per share) as compared to $2,848,000 ($.49 diluted earnings per share) during the same period of 2007, a decrease of $221,000 (8%). The primary reason for the increase in earnings during the first six months of 2008 was a $2,092,000 (8%) increase in revenue and lower salary incentive accruals, which were partially offset by a $1,450,000 (153%) increase in the provision for loan losses. The increase in revenue included a $1,863,000 (10%) increase in net interest income and $229,000 (3%) increase in non-interest income. Contributing to the increase in the provision for loan losses was higher levels of charge-offs and non-performing loans in the second quarter of 2008 versus the same period in 2007. Incentive salary accruals decreased $386,000 (70%) as a result of lower earnings.

NET INTEREST INCOME

Net interest income increased $1,023,000 (11%) in the second quarter of 2008 as compared to the same period in 2007, while the year to date total increased $1,863,000 (10%) from $17,861,000 in 2007 to $19,724,000 in 2008. As illustrated in Table 4, relatively all of the growth in net interest income was the result of growth in the balance sheet. The table shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,058,000.

As illustrated in Table 2, the net interest margin of 3.68% for the second quarter of 2008 was 3 basis points lower than the 3.71% net interest margin for the second quarter of 2007, while table 3 shows that the net interest margin of 3.60% for the first six months of 2008 was 13 basis points lower than the 3.73% for the first six months of 2007. However, on a linked quarter basis, the net interest margin increased 20 basis points from the 3.48% net interest margin in the first quarter of 2008. Contributing to the increase in the net interest margin from the first quarter of 2008 was the cost of interest bearing liabilities decreasing faster than the yield on earning assets was decreasing. In the first quarter of 2008, the Federal Reserve Bank’s 200 basis point reduction in short term rates put pressure on the net interest margin, as this reduction tended to reduce interest income more swiftly than interest expense. The reduction in funding cost in the second quarter of 2008 offset some of the lost interest margin as the cost of interest bearing liabilities decreased 77 basis points from 3.67% for the first quarter of 2008 to 2.90% in the second quarter of 2008, while the yield on earning assets only decreased 50 basis points from 6.67% for the first quarter of 2008 to 6.17% in the second quarter of 2008.

The balance sheet growth from the second quarter of 2007 to the second quarter of 2008 included the impact of the First Bank acquisition as well as organic growth in loans and deposits. Total average assets increased $156,309,000 or 15% from the second quarter of 2007 to the second quarter of 2008. Average interest bearing liabilities increased $116,117,000 or 14% to $959,908,000 from the second quarter of 2007 to the second quarter of 2008.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2008 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income benefitting from declining rates and being reduced by rising rates.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(4.30)%
Increase 100 bp	(2.15)
Decrease 100 bp	1.59
Decrease 200 bp	1.30

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

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2008 and 2007 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2008			Three Months ended June 30, 2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$971,573	$15,773	6.53%	$860,607	$16,861	7.86%
Securities (2)	110,174	1,164	4.25	83,837	976	4.67
Other interest-earning assets	38,578	242	2.52	48,537	657	5.43

Total interest-earning assets	1,120,325	17,179	6.17	992,981	18,494	7.47

Non-interest-earning assets	93,833			85,664

Total assets	$1,214,158			$1,078,645

Interest-bearing liabilities:
Transaction accounts	523,734	2,166	1.66	448,103	4,202	3.76
Time deposits	363,467	4,006	4.43	351,824	4,364	4.98
Borrowings	72,707	752	4.16	43,864	754	6.89

Total interest-bearing liabilities	959,908	6,924	2.90	843,791	9,320	4.43

Non-interest-bearing liabilities	159,694			145,985

Total liabilities	1,119,602			989,776
Shareholders’ equity	94,556			88,869

Total liabilities and shareholders’ equity	$1,214,158			$1,078,645

Net interest income		$10,255			$9,174

Interest rate spread			3.27%			3.04%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.68%			3.71%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.41%			.67%

Average interest-earning assets to interest-bearing liabilities	116.71%			117.68%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.40% and 34.25% tax rate in 2008 and 2007, respectively. The tax equivalent adjustment was $138,000 and $80,000 in 2008 and 2007, respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2008 and 2007 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2008			Six Months ended June 30, 2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$962,583	$32,664	6.86%	$842,170	$32,859	7.87%
Securities (2)	117,066	2,511	4.34	88,450	2,045	4.66
Other interest-earning assets	42,701	639	3.03	44,661	1,196	5.40

Total interest-earning assets	1,122,350	35,814	6.45	975,281	36,100	7.46

Non-interest-earning assets	93,962			84,722

Total assets	$1,216,312			$1,060,003

Interest-bearing liabilities:
Transaction accounts	530,504	5,721	2.18	447,883	8,427	3.79
Time deposits	368,392	8,535	4.68	340,915	8,316	4.92
Borrowings	70,580	1,571	4.50	43,722	1,335	6.16

Total interest-bearing liabilities	969,476	15,827	3.30	832,520	18,078	4.38

Non-interest-bearing liabilities	152,788			139,253

Total liabilities	1,122,264			971,773
Shareholders’ equity	94,048			88,230

Total liabilities and shareholders’ equity	$1,216,312			$1,060,003

Net interest income		$19,987			$18,022

Interest rate spread			3.15%			3.08%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.60%			3.73%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.45%			.65%

Average interest-earning assets to interest-bearing liabilities	115.77%			117.15%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.40% and 34.25% tax rate in 2008 and 2007, respectively. The tax equivalent adjustment was $263,000 and $161,000 in 2008 and 2007, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2008 Compared to Three months ended June 30, 2007			Six months ended June 30, 2008 Compared to Six months ended June 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$2,021	$(3,108)	$(1,087)	$4,418	$(4,612)	$(194)

Securities	286	(99)	187	629	(163)	466
Other interest-earning assets(1)	(115)	(300)	(415)	(51)	(506)	(557)

Total interest-earning assets	2,192	(3,507)	(1,315)	4,996	(5,281)	(285)

Interest expense attributable to:
Transactions accounts	619	(2,655)	(2,036)	1,366	(4,072)	(2,706)
Time deposits	141	(499)	(358)	656	(437)	219
Borrowings	374	(376)	(2)	672	(436)	236

Total interest-bearing liabilities	1,134	(3,530)	(2,396)	2,693	(4,944)	(2,251)

Increase (decrease) in net interest income	$1,058	$23	$1,081	$2,303	$(337)	$1,966

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $2,400,000 for the six months ended June 30, 2008, an increase of $1,450,000 compared to the $950,000 provision recorded during the same period in 2007. For the second quarter of 2008 the provision for loan losses was $1,600,000, an increase of $1,300,000 compared to the $300,000 provision for the second quarter of 2007. Contributing to this increase were higher levels of charge-offs and non-performing loans in the second quarter of 2008 versus the same period in 2007 and management’s concerns over the declining housing market and overall deteriorating economic conditions. As a result of management concerns over the current economic environment, individual lending authorities have been reduced, and a new loan committee structure has been put into place, adding the chief executive officer to the committee, to further scrutinize credit decisions.

The allowance for loan losses was $9,099,000, (.93% of loans outstanding) at June 30, 2008 versus $8,505,000 (.90% of loans outstanding) at December 31, 2007 and $8,664,000 (.95% of loans outstanding) at June 30, 2007. Although the allowance has increased $435,000 or 5% from June 30, 2007 the allowance as a percentage of outstanding loans has decreased from .95% at June 30, 2007 to .93% at June 30, 2008. Contributing to the decrease in the allowance to loan ratio is lower specific reserves for impaired loans, which decreased from $3,328,000 (.37% of loans outstanding) at June 30, 2007 to $2,756,000 (.28% of loan outstanding) at June 30, 2008.

Non-performing loans increased to $12,235,000 or 1.24% of total loans outstanding at June 30, 2008, compared to $9,047,000 or .95% at December 31, 2007, and also increased from the June 30, 2007 level of $10,095,000 or 1.11% of then total loans outstanding. The majority of the non-performing loans are individual commercial loans, which are reviewed for impairment with specific reserves allocated to them. Net charge-offs, year to date 2008, were $1,806,000 or .36% on an annualized basis to average loans, compared to the $214,000 and .05% for the first six months of 2007. The allowance for loan losses was 74% of non-performing loans on June 30, 2008 compared to 94% at the end of 2007 and 86% at June 30, 2007. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $15,709,000 at June 30, 2008 and $13,164,000 at December 31, 2007. This represents 1.30% of total assets at June 30, 2008 compared to 1.07% at December 31, 2007. Total non-performing assets as of June 30, 2008 increased from the level at June 30, 2007 when total non-performing assets were $13,872,000 or 1.11% of total assets. Management currently expects to sell the largest piece of other real estate owned property, a repossessed commercial office building, in the third quarter of 2008.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Balance of allowance at beginning of period	$8,820	$7,342	$8,505	$6,918
Adjustment related to business combination		1,010		1,010
Recoveries of loans previously charged off:
Commercial loans	37	116	188	143
Consumer loans	60	14	134	36
Mortgage loans	0	0	0	23

Total recoveries	97	129	322	202

Loans charged off:
Commercial loans	(944)	(44)	(1,425)	(191)
Consumer loans	(462)	(68)	(634)	(194)
Mortgage loans	(12)	(6)	(69)	(31)

Total charge-offs	(1,418)	(118)	(2,128)	(416)

Net charge-offs	(1,321)	11	(1,806)	(214)
Provision for loan losses	1,600	300	2,400	950

Balance of allowance at end of period	$9,099	$8,664	$9,099	$8,664

Net charge-offs to average loans outstanding for period	.54%	.00%	.40%	.05%

Allowance at end of period to loans at end of period	.93%	.95%	.93%	.95%

Allowance to nonperforming loans at end of period	74.37%	85.83%	74.37%	85.83%

NON-INTEREST INCOME

Table 6-Major Components of Non-Interest Income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Non-interest income:
Service charges and fees	$2,327	$2,119	$4,197	$3,969
Mortgage banking income	165	298	601	490
Trust Fee Income	283	258	575	532
Bankcard transaction revenue	500	421	933	781
Company owned life insurance earnings	197	195	407	371
Other	185	419	498	839

Total non-interest income	$3,657	$3,710	$7,211	$6,982

As illustrated in Table 6, total non-interest income increased $229,000 (3%) for the first six months of 2008 from $6,982,000 at June 30, 2007 to $7,211,000 at June 30, 2008. For the second quarter of 2008 non-interest income decreased $53,000 (1%) to $3,657,000 compared to $3,710,000 for the same period in 2007. Increases for the six months ended June 30, 2008 included service charges and fees (up $228,000, 6%) and bankcard transaction revenue (up $152,000, 19%) which were partially offset by lower other non-interest income (down $341,000, 41%). The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products. Contributing to the decrease in other non-interest income was $214,000 in losses on the sale of other real estate owned. While the increase in bankcard transaction revenue was consistent for the first and second quarters of 2008, the majority of the losses on the sale of other real estate owned ($200,000) occurred in the second quarter of 2008.

NON-INTEREST EXPENSE

Table 7-Major Components of Non-Interest Expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2008	2007	2008	2007
Non-interest expense:
Salaries and benefits	$3,979	$4,082	$8,275	$8,117
Occupancy and equipment	1,183	1,094	2,395	2,181
Data processing	339	372	699	703
Advertising	176	247	331	423
Electronic banking	274	241	498	456
Outside servicing fees	336	290	646	569
State bank taxes	330	307	640	658
Other real estate owned	37	245	126	766
Amortization of intangible assets	333	230	685	391
FDIC insurance	195	28	376	52
Other	1,210	1,193	2,461	2,310

Total non-interest expense	$8,392	$8,329	$17,132	$16,626

As illustrated in Table 7, non-interest expense increased to $17,132,000 in the first half of 2008 and to $8,392,000 for the second quarter of 2008 from $16,626,000 and $8,329,000 in the same periods of 2007, an increase of $506,000 (3%) and $63,000 (1%), respectively. For the first six months of 2008, increases in FDIC insurance (up $324,000, 623%) and the amortization of intangible assets (up $294,000, 75%) were offset with a reduction in expenses for other real estate owned (down $640,000, 84%) as compared to the same period in 2007. Additionally, salaries and benefits expense was impacted by the $386,000 (70%) reduction in accruals for the bonus and profit sharing plans. The increase in FDIC insurance cost was the result of the increased assessment rate which was offset by prior insurance premium credits in 2007. The higher amortization of intangible assets was the result of the First Bank acquisition. The other real owned expenses in 2007 were the result of certain improvements made to a repossessed commercial office building. While the FDIC insurance cost and the amortization of intangible assets increased in both the first and second quarters of 2008, the bonus and profit sharing accruals were reduced in the second quarter of 2008. Also, the majority of the other real estate owned expenses (68%) occurred in the first quarter of 2007.

INCOME TAX EXPENSE

During the first six months of 2008, income tax expense increased $10,000 (.4%) from $2,262,000 in the first six months of 2007 to $2,272,000 in the same period of 2008 as a result of higher earnings. For the second quarter of 2008 income tax expense decreased $172,000 (-13%) to $1,155,000 compared to $1,327,000 for the same period in 2007 as a result of lower earnings. The effective tax rate decreased to 30.69% for the first six months of 2008 compared to 31.13% for the same period in 2007. For the second quarter of 2008 the effective tax rate decreased to 30.54% compared to 31.78% for the same period of 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have increased $13,064,000, from $38,876,000 at December 31, 2007 to $51,940,000 at June 30, 2008. This increase was the result of a reduction in short-term discount notes with a corresponding increase in federal funds sold from December 31, 2007 to June 30, 2008. This was the result of the Bank investing in short-term discount notes as an alternative to federal funds at December 31, 2007. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $2,029,000, from $93,485,000 at December 31, 2007 to $95,514,000 at June 30, 2008. In the first six months of 2008, the Company paid a cash dividend of $.26 per share totaling $1,468,000.

On December 21, 2007, the Company’s Board of Directors approved a new share repurchase program. The repurchase program began January 1, 2008 and will expire on December 31, 2008.

The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit. The Company has repurchased a total of 80,300 shares through June 30, 2008.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2008, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $9,500,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At June 30, 2008, the Bank’s leverage and total risk-based ratios were 7.95% and 10.84% respectively, which exceed the well-capitalized thresholds.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2008, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended June 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
April 1-30, 2008	0	$0	62,300	137,700
May 1-31, 2008	18,000	$20.85	80,300	119,700
June 1-30, 2008	0	$0	80,300	119,700

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2007. This repurchase program, which began on January 1, 2008 and will expire on December 31, 2008, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 80,300 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date. The Company purchased 62,300 shares in the first quarter of 2008.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 18, 2008. The matters voted on at the meeting and the results of these votes are as follows.

(1)	Election of four directors of BKFC:

	For	Against/Withheld	Abstentions
Charles M. Berger	4,740,943	26,787	—
Barry G. Kienzle	4,740,943	26,787	—
John E. Miracle	4,748,003	19,727	—
Mary Sue Rudicill	4,749,518	18,212	—

(2)	To approve an amendment to the Articles of Incorporation of BKFC

For	Against/Withheld	Abstentions
4,703,227	61,036	3,467

(3)	Ratification of the selection of Crowe Chizek and Company LLC as the independent registered public accounting firm of BKFC for the current fiscal year:

For	Against/Withheld	Abstentions
4,737,972	25,791	3,967

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
3.1	Fourth Amendment to Articles of Incorporation of The Bank of Kentucky Financial Corporation, as filed with the Secretary of State of the Commonwealth of Kentucky on May 27, 2008 (incorporated by reference to the Current Report on Form 8-K filed with the SEC on May 28, 2008)

3.2	Articles of Incorporation of The Bank of Kentucky Financial Corporation, including all amendments through May 27, 2008

3.3	Amended and Restated By-Laws of The Bank of Kentucky Financial Corporation (incorporated by reference to the Current Report on Form 8-K filed with the SEC on June 24, 2008)

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: August 8, 2008	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: August 8, 2008	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary