Form 10-Q
period 2008-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2008-11-07
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2008

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 30, 2008, 5,606,607 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except share data - unaudited)

	September 30 2008	December 31 2007
Assets
Cash and cash equivalents	$44,659	$38,876
Interest bearing deposits with banks	100	100
Available-for-sale securities	72,601	152,069
Held-to-maturity securities	25,218	16,230
Loans held for sale	891	2,673
Total loans	999,393	949,714
Less: Allowances for loan losses	9,464	8,505

Net loans	989,929	941,209
Premises and equipment, net	19,196	17,764
FHLB stock, at cost	4,959	4,766
Goodwill	15,209	15,209
Acquisition intangibles, net	2,849	3,830
Cash surrender value of life insurance	21,125	20,528
Accrued interest receivable and other assets	17,603	19,470

Total assets	$1,214,339	$1,232,724

Liabilities & Shareholders’ Equity

Liabilities
Deposits	$992,493	$1,062,079
Short-term borrowings	68,454	22,789
Notes payable	44,802	42,340
Accrued interest payable and other liabilities	10,871	12,031

Total liabilities	1,116,620	1,139,239

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,606,607 (2008) and 5,684,207 (2007) shares issued and outstanding	3,098	3,098
Additional paid-in capital	2,559	3,880
Retained earnings	91,817	86,305
Accumulated other comprehensive income	245	202

Total shareholders’ equity	97,719	93,485

Total liabilities and shareholders’ equity	$1,214,339	$1,232,724

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
INTEREST INCOME
Loans, including related fees	$15,749	$18,076	$48,320	$50,856
Securities and other	1,114	1,735	4,094	4,894

Total interest income	16,863	19,811	52,414	55,750

INTEREST EXPENSE
Deposits	5,607	9,218	19,863	25,961
Borrowings	712	912	2,283	2,247

Total interest expense	6,319	10,130	22,146	28,208

Net interest income	10,544	9,681	30,268	27,542
Provision for loan losses	775	100	3,175	1,050

Net interest income after provision for loan losses	9,769	9,581	27,093	26,492

NON-INTEREST INCOME
Service charges and fees	2,452	2,117	6,649	6,086
Gain on securities	0	0	0	0
Gain on loans sold	116	202	717	692
Other	1,339	1,198	3,752	3,721

Total non-interest income	3,907	3,517	11,118	10,499

NON-INTEREST EXPENSE
Salaries and benefits	4,224	4,119	12,499	12,236
Occupancy and equipment	1,191	1,158	3,586	3,339
Data processing	336	352	1,035	1,055
Advertising	263	240	594	663
Other	2,720	2,733	8,152	7,935

Total non-interest expense	8,734	8,602	25,866	25,228

INCOME BEFORE INCOME TAXES	4,942	4,496	12,345	11,763
Less: income taxes	1,523	1,455	3,795	3,717

NET INCOME	$3,419	$3,041	$8,550	$8,046

Other comprehensive income	214	340	43	333

COMPREHENSIVE INCOME	$3,633	$3,381	$8,593	$8,379

Earnings per share, basic	$.61	$.53	$1.52	$1.39
Earnings per share, diluted	$.61	$.53	$1.52	$1.39

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except per share data -unaudited)

	2008	2007
Balance as of January 1	$93,485	$86,883
Comprehensive Income:
Net Income	8,550	8,046
Change in net unrealized gain(loss), net of tax	43	333

Total Comprehensive Income	8,593	8,379

Cash dividends paid	(3,038)	(2,651)
Exercise of stock options (2,700 and 41,328 shares), including tax benefit	44	747
Stock-based compensation expense	501	684
Stock repurchase and retirement (80,300 and 91,400 shares)	(1,866)	(2,982)

Balance as of September 30	$97,719	$91,060

Dividends per share	$0.54	$0.46

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2008	2007
Cash Flows from Operating Activities

Net income	$8,550	$8,046
Adjustments to reconcile net income to net cash
From operating activities	7,324	2,987

Net cash from operating activities	15,874	11,033

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	4,897	2,935
Proceeds from paydowns and maturities of available-for-sale securities	177,869	217,787
Purchases of held-to-maturity securities	(13,894)	(5,204)
Purchases of available-for-sale securities	(98,301)	(196,011)
Net change in loans	(53,519)	(45,426)
Proceeds from the sale of other real estate	1,792	100
Property and equipment expenditures	(2,616)	(1,320)
Net payments in acquisition	—	(11,929)

Net cash from investing activities	16,228	(39,068)

Cash Flows from Financing Activities

Net change in deposits	(69,586)	11,129
Net change in short-term borrowings	45,665	4,094
Advance on notes payable	20,000	18,557
Proceeds from exercise of stock options	44	747
Cash dividends paid	(3,038)	(2,651)
Stock repurchase and retirement	(1,866)	(2,982)
Payments on note payable	(17,538)	(10)

Net cash from financing activities	(26,319)	28,884

Net change in cash and cash equivalents	5,783	849
Cash and cash equivalents at beginning of period	38,876	54,859

Cash and cash equivalents at end of period	$44,659	$55,708

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2008

(unaudited)

Note 1 – Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. It is suggested that these consolidated financial statements and notes be read in conjunction with the financial statements and notes thereto in The Bank of Kentucky Financial Corporation December 31, 2007 Annual Report on Form 10-K.

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended September 2008 and 2007, 595,350 and 418,306 options were not considered, as they were not dilutive, and for the nine months ended September 2008 and 2007, 547,005 and 373,327 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Weighted average shares outstanding	5,606,607	5,745,799	5,626,046	5,769,464
Dilutive effects of assumed exercises of Stock Options	373	22,077	6,051	26,951

Shares used to compute diluted Earnings per share	5,606,980	5,767,876	5,632,097	5,796,415

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

The Company recorded stock option expense of $141,000 ($141,000, net of taxes) and $501,000 ($474,000, net of taxes) for the three and nine months ended September 30, 2008 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006.

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

SAB 109

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (“SAB 109”). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. As a result of the bulletin, the Company’s revenue increased $52,000 for the first nine months of 2008; however, the revenue in the third quarter of 2008 was not affected.

Note 8 – Disclosures About Fair Value of Assets and Liabilities:

SFAS 157 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2). One corporate security is valued at book value ($1,300,000) because there is no market activity for this issue. Book value is used for this particular corporate security as a result of its current credit and interest rate characteristics (Level 3). The credit quality of the security is reviewed periodically and shows no deterioration since the security was purchased. The interest rate is variable, so changes in the rate environment are reflected in the actual interest received, and the spreads on associated with like kind securities, in the current market, are in line with the spread on this security. Assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2008 are listed below.

Assets and Liabilities Measured on a Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$72,601	$—	$71,301	$1,300

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2008.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2008 for Level 3 assets and liabilities that are still held at September 30, 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2008 Using
	September 30, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$7,614	$—	$1,272	$6,342

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $10,826, with a valuation allowance of $3,212, resulting in an additional provision for loan losses of $607 for the third quarter of 2008.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisals and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Values using the market comparison approach evaluate the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on a reconciliation of these three approaches.

Note 9 – Participation in the Treasury Capital Purchase Program

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (EESA), which provides the U. S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the Capital Purchase Program (CPP), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions, including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008 and are subject to approval by the Treasury. The CPP provides for a minimum investment of 1% of risk-weighted assets, with a maximum investment equal to the lesser of 3% of total risk-weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investment, and a dividend of 9%, thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury. The Company is evaluating whether to apply for participation in the CPP. Participation in the CPP is not automatic and subject to approval by the Treasury.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $9,464,000 or .95% of total loans was an appropriate estimate of losses within the loan portfolio as of September 30, 2008. This estimate resulted in a provision for loan losses on the income statement of $3,175,000 for the nine months ended September 30, 2008. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

For the third quarter and the first nine months of 2008, the Company reported an increase in diluted net income per share of 15% for the quarter, and 9% for the first nine months of 2008, as compared to the same periods in 2007. Revenues increased $1,253,000 or 9% for the third quarter of 2008, with an $863,000 (9%) increase in net interest income and a $390,000 (11%) increase in other non-interest income as compared to the same quarter in 2007. Contributing to the increase in net interest income was a 18 basis point improvement in the net interest margin from the third quarter of 2007 to the third quarter of 2008. Offsetting the revenue increase was the addition of $675,000 in provision for loan losses as compared to the third quarter of 2007. Contributing to this increase in the provision for loan losses were higher levels of charge-offs and non-performing loans in the third quarter of 2008 as compared to the same period in 2007, and management’s concerns over the declining housing market and overall deteriorating economic conditions.

FINANCIAL CONDITION

Total assets at September 30, 2008 were $1,214,339,000 as compared to $1,232,724,000 at December 31, 2007, a decrease of $18,385,000 (1%). Loans outstanding increased $49,679,000 (5%) from $949,714,000 at December 31, 2007 to $999,393,000 at September 30, 2008, while available-for-sale securities decreased $79,468,000 (52%) for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the third quarter of 2008 came from increases in one to four family residential loans of $16,624,000 (8%) and nonresidential real estate loans of $36,509,000 (9%). Contributing to the decrease in the available-for-sale securities was the run-off of short-term discount notes, which the Bank invested in at the end of 2007 as an alternative to federal funds, a portion of which were used to pledge as collateral for public fund deposits, which have decreased approximately $45,140,000 since December 31, 2007.

Deposits decreased $69,586,000 (7%) to $992,493,000 at September 30, 2008, compared to $1,062,079,000 at December 31, 2007, while short-term borrowings increased $45,665,000 (200%) to $68,454,000 at September 30, 2008 from $22,789,000 at December 31, 2007. The decrease in deposits was affected by the seasonal fluctuation in public fund deposits, which represent the collateralized balances of local municipalities, school boards and other county government agencies. Public funds deposits were down approximately $45,140,000 from December 31, 2007 to September 30, 2008. Deposits other than public fund deposits decreased $24,446,000 since December 31, 2007. Contributing to the decrease in other deposits was management’s decision to resist matching competitors’ promotions on high yield CD’s and money market accounts. The increase in short-term borrowings included a $30,000,000 increase in fed funds borrowed and a $10,000,000 increase in short-term borrowing from the Federal Home Loan Bank. Management expects the seasonal increase in public funds in the fourth quarter of 2008 to closely approximate previous years.

Table 1 The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	September 30, 2008		December 31, 2007
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$423,743	42.4%	$387,234	40.7%
One- to four-family residential real estate loans	232,539	23.2	215,915	22.7

Commercial loans	181,905	18.2	182,431	19.2
Consumer loans	18,400	1.8	20,601	2.2

Construction and land development loans	136,520	13.7	134,807	14.2
Municipal obligations	6,892	0.7	9,354	1.0

Total loans	$999,999	100.0%	$950,342	100.0%

Less:
Deferred loan fees	606		628
Allowance for loan losses	9,464		8,505

Net loans	$989,929		$941,209

Type of Deposit:
Non interest bearing deposits	$163,443	16.5%	$167,578	15.8%
Interest bearing transaction deposits	197,387	19.9	245,604	23.1
Money market deposits	230,941	23.3	244,860	23.0
Savings deposits	36,078	3.6	30,530	2.9
Certificates of deposits	311,270	31.3	319,577	30.1
Individual Retirement accounts	53,374	5.4	53,930	5.1

Total Deposits	$992,493	100.0%	$1,062,079	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income year to date increased from $8,046,000 ($1.39 diluted earnings per share) in 2007 to $8,550,000 ($1.52 diluted earnings per share) in 2008, an increase of $504,000 (6%). Net income for the quarter ended September 30, 2008 was $3,419,000 ($.61 diluted earnings per share) as compared to $3,041,000 ($.53 diluted earnings per share) during the same period of 2007, an increase of $378,000 (12%). The primary reason for the increase in earnings from the first nine months of 2008 was a $3,345,000 (9%) increase in revenue, which was partially offset by a $2,125,000 (202%) increase in the provision for loan losses. The increase in revenue included a $2,726,000 (10%) increase in net interest income and $619,000 (6%) increase in non-interest income. Contributing to the increase in non-interest income were service charges and fees (up $563,000, 9%). Incentive salary accruals decreased $408,000 (49%) for the first nine months of 2008 as a result of not achieving earnings objectives.

NET INTEREST INCOME

Net interest income increased $863,000 (9%) in the third quarter of 2008 as compared to the same period in 2007, while the year to date total increased $2,726,000 (10%) from $27,542,000 in 2007 to $30,268,000 in 2008. As illustrated in Table 4, the majority of the growth in net interest income was the result of growth and the mix of earning assets in the balance sheet. The table shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $820,000. As illustrated in Table 2, contributing to the favorable volume variance was average earning assets increasing $45,195,000 or 4% from the third quarter of 2007 to the third quarter of 2008, while average interest bearing liabilities only increased $25,024,000 or 3% to $931,626,000 from the third quarter of 2007 to the third quarter of 2008. Also contributing to the favorable volume variance was the mix of the growth in earning assets from 2007 to 2008. As further illustrated in Table 2, higher yielding loans increased $77,706,000 or 9% from the third quarter of 2007 while the lower yielding other interest-earning assets decreased $32,611,000 or 415% from 2007.

As illustrated in Table 2, the net interest margin of 3.86% for the third quarter of 2008 was 18 basis points greater than the 3.68% net interest margin for the third quarter of 2007, while table 3 shows that the net interest margin of 3.69% for the first nine months of 2008 was 2 basis points lower than the 3.71% for the first nine months of 2007. Also, on a sequential basis, the net interest margin increased 18 basis points from the 3.68% net interest margin in the second quarter of 2008. Contributing to the increase in the net interest margin from the third quarter of 2007 was the cost of interest bearing liabilities decreasing faster than the yield on earning assets was decreasing. The cost of interest bearing liabilities decreased 174 basis points from 4.43% for the third quarter of 2007 to 2.69% in the third quarter of 2008, while the yield on earning assets only decreased 136 basis points from 7.50% for the third quarter of 2007 to 6.14% in the third quarter of 2008.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2008 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income benefiting from declining rates and being reduced by rising rates.

Net interest income estimates are summarized below.

Interest Rate	Net Interest Income Change
Increase 200 bp	(3.61)%
Increase 100 bp	(1.82)
Decrease 100 bp	1.36
Decrease 200 bp	.53

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2008 and 2007 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2008			Three Months ended September 30, 2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$991,206	15,784	6.32%	$913,500	$18,124	7.87%
Securities (2)	99,185	1,145	4.58	99,085	1,230	4.92
Other interest-earning assets	7,865	81	4.14	40,476	548	5.37

Total interest-earning assets	1,098,256	17,010	6.14	1,053,061	19,902	7.50

Non-interest-earning assets	97,033			91,731

Total assets	$1,195,289			$1,144,792

Interest-bearing liabilities:
Transaction accounts	492,501	2,013	1.62	476,159	4,503	3.75
Time deposits	359,898	3,594	3.96	371,889	4,715	5.03
Borrowings	79,227	712	3.57	58,554	912	6.18

Total interest-bearing liabilities	931,626	6,319	2.69	906,602	10,130	4.43

Non-interest-bearing liabilities	167,045			147,587

Total liabilities	1,098,671			1,054,189
Shareholders’ equity	96,618			90,603

Total liabilities and shareholders’ equity	$1,195,289			$1,144,792

Net interest income		$10,691			$9,772

Interest rate spread			3.45%			3.07%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.86%			3.68%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.41%			.61%

Average interest-earning assets to interest-bearing liabilities	117.89%			116.15%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.4% and 34.25% tax rate in 2008 and 2007, respectively. The tax equivalent adjustment was $147,000 and $91,000 in 2008 and 2007 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2008 and 2007 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2008			Nine Months ended September 30, 2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$972,194	$48,448	6.68%	$866,208	$50,983	7.87%
Securities (2)	111,063	3,656	4.41	92,034	3,274	4.76
Other interest-earning assets	31,004	721	3.11	43,250	1,744	5.39

Total interest-earning assets	1,114,261	52,825	6.33	1,001,492	56,001	7.47

Non-interest-earning assets	94,992			88,272

Total assets	$1,209,253			$1,089,764

Interest-bearing liabilities:
Transaction accounts	517,710	7,734	2.00	457,412	12,930	3.78
Time deposits	365,540	12,129	4.45	351,353	13,031	4.96
Borrowings	72,643	2,283	4.21	48,687	2,247	6.17

Total interest-bearing liabilities	955,893	22,146	3.11	857,452	28,208	4.40

Non-interest-bearing liabilities	158,455			143,291

Total liabilities	1,114,348			1,000,743
Shareholders’ equity	94,905			89,021

Total liabilities and shareholders’ equity	$1,209,253			$1,089,764

Net interest income		$30,679			$27,793

Interest rate spread			3.22%			3.07%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.69%			3.71%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.47%			.64%

Average interest-earning assets to interest-bearing liabilities	116.57%			116.80%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.4% and 34.25% tax rate in 2008 and 2007, respectively. The tax equivalent adjustment was $411,000 and $251,000, in 2008 and 2007 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30,2008 Compared to Three months ended September 30, 2007			Nine months ended September 30, 2008 Compared to Nine months ended September 30, 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,438	$(3,779)	$(2,341)	$5,833	$(8,367)	$(2,535)

Securities	1	(86)	(85)	643	(262)	381
Other interest-earning assets(1)	(360)	(107)	(466)	(411)	(612)	(1,023)

Total interest-earning assets	1,079	(3,972)	(2,892)	6,065	(9,241)	(3,177)

Interest expense attributable to:
Transactions accounts	148	(2,638)	(2,490)	1,533	(6,729)	(5,196)
Time deposits	(147)	(975)	(1,121)	512	(1,414)	(902)
Borrowings	258	(458)	(200)	895	(859)	36

Total interest-bearing liabilities	259	(4,071)	(3,811)	2,940	(9,002)	(6,062)

Increase (decrease) in net interest income	$820	$99	$919	$3,125	$(239)	$2,885

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $3,175,000 for the nine months ended September 30, 2008, an increase of $2,125,000 compared to the $1,050,000 provision recorded during the same period in 2007. For the third quarter of 2008, the provision for loan losses was $775,000, an increase of $675,000 compared to the $100,000 provision for the third quarter of 2007. Contributing to this increase were higher levels of charge-offs and non-performing loans in the third quarter of 2008 versus the same period in 2007 and management’s concerns over the declining housing market and overall deteriorating economic conditions.

The allowance for loan losses was $9,464,000, (.95% of loans outstanding) at September 30, 2008 versus $8,505,000 (.90% of loans outstanding) at December 31, 2007 and $8,755,000 (.95% of loans outstanding) at September 30, 2007. Contributing to the increase in the allowance to loan ratio on a sequential basis from .93% of loans outstanding at June 30, 2008 to .95% at September 30, 2008 was higher specific reserves for impaired loans, which increased from $2,756,000 (.28% of loans outstanding) at June 30, 2008 to $3,212,000 (.32% of loans outstanding) at September 30, 2008.

Non-performing loans increased to $11,645,000 or 1.17% of total loans outstanding at September 30, 2008, compared to $9,047,000 or .95% at December 31, 2007, and also increased from the September 30, 2007 level of $8,788,000 or .95% of then total loans outstanding. On a sequential basis non-performing loans decreased $590,000 from $12,235,000 or 1.24% of total loans outstanding at June 30, 2008. On September 30, 2008 non-performing loans included one restructured loan totaling $575,000. A restructured loan is a loan where a portion of interest or principal has been forgiven. Management expects this restructured loan to be a performing loan under the new terms. The majority of the non-performing loans are individual commercial loans, which are reviewed for impairment with specific reserves allocated to them. Net charge-offs, year to date 2008, were $2,216,000 or .30% on an annualized basis to average loans, compared to the $223,000 and .03% for the first nine months of 2007. The allowance for loan losses was ..81% of non-performing loans on September 30, 2008 compared to 106% at the end of 2007 and 100% at September 30, 2007. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $15,318,000 at September 30, 2008 and $13,164,000 at December 31, 2007. This represents 1.26% of total assets at September 30, 2008 compared to 1.07% at December 31, 2007. Total non-performing assets as of September 30, 2008 increased from the level at September 30, 2007 when total non-performing assets were $13,063,000 or 1.14% of total assets. Management currently expects to sell the largest piece of other real estate owned property, a repossessed commercial office building, in the fourth quarter of 2008.

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Balance of allowance at beginning of period	$9,099	$8,664	$8,505	$6,918
Adjustment related to business combination				1,010
Recoveries of loans previously charged off:
Commercial loans	16	200	204	343
Consumer loans	59	28	193	64
Mortgage loans	2	0	2	23

Total recoveries	77	228	399	430

Loans charged off:
Commercial loans	(228)	(142)	(1,653)	(333)
Consumer loans	(221)	(95)	(854)	(289)
Mortgage loans	(38)	0	(108)	(31)

Total charge-offs	(487)	(237)	(2,615)	(653)

Net charge-offs	(410)	(9)	(2,216)	(223)
Provision for loan losses	775	100	3,175	1,050
Balance of allowance at end of period	$9,464	$8,755	$9,464	$8,755

Net charge-offs to average loans outstanding for period	.16%	.00%	.30%	.03%

Allowance at end of period to loans at end of period	.95%	.95%	.95%	.95%

Allowance to nonperforming loans at end of period	81.27%	99.62%	81.27%	99.62%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Non-interest income:
Service charges and fees	$2,452	$2,117	$6,649	$6,086
Gain on sale of securities	0	0	0	0
Gains on sale of real estate loans	116	202	717	692
Trust Fee Income	284	265	859	797
Bankcard transaction revenue	502	408	1,435	1,189
Company owned life insurance earnings	196	189	603	560
Other	357	336	855	1,175

Total non-interest income	$3,907	$3,517	$11,118	$10,499

As illustrated in Table 6, total non-interest income increased $619,000 (6%) for the first nine months of 2008 from $10,499,000 at September 30, 2007 to $11,118,000 at September 30, 2008. For the third quarter of 2008 non-interest income increased $390,000 (11%) to $3,907,000 compared to $3,517,000 for the same period in 2007. Increases for the nine months ended September 30, 2008 included service charges and fees (up $563,000, 9%), bankcard transaction revenue (up $246,000, 21%), which were partially offset by lower other non-interest income (down $320,000, 27%). The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payments and the resulting growth in usage of the Bank’s debit and credit card products. Contributing to the decrease in other non-interest income was $286,000 in losses on the sale of other real estate owned, which was $219,000 higher than 2007. While the increase in bankcard transaction revenue was consistent for the first three quarters of 2008, the majority of the losses on the sale of other real estate owned ($200,000) occurred in the second quarter of 2008.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2008	2007	2008	2007
Non-interest expense:
Salaries and benefits	$4,224	$4,119	$12,499	$12,236
Occupancy and equipment	1,191	1,158	3,586	3,339
Data processing	336	352	1,035	1,055
Advertising	263	240	594	663
Electronic banking	262	219	760	675
Outside servicing fees	369	298	1,015	867
State bank taxes	420	300	1,240	958
Other real estate owned	19	61	145	827
Amortization of intangible assets	296	347	981	738
FDIC insurance	195	28	571	80
Other	1,159	1,480	3,440	3,790

Total non-interest expense	$8,734	$8,602	$25,866	$25,228

As illustrated in Table 7, non-interest expense increased to $25,866,000 in the first nine months of 2008 and to $8,734,000 for the third quarter of 2008 from $25,228,000 and $8,602,000 in the same periods of 2007, an increase of $638,000 (3%) and $132,000 (2%), respectively. For the first nine months of 2008, increases in FDIC insurance (up $491,000, 614%) and the amortization of intangible assets (up $243,000, 33%) were offset with a reduction in expenses for other real estate owned (down $682,000, 82%) as compared to the same period in 2007. Additionally, salaries and benefits expense was impacted by a $408,000 (49%) reduction in accruals for the bonus and profit sharing plans for the first nine months of 2008. The increase in FDIC insurance cost was the result of the increased assessment rate which was offset by prior insurance premium credits in 2007. The higher amortization of intangible assets was the result of the First Bank acquisition. The other real owned expenses in 2007 were the result of certain improvements made to a repossessed commercial office building. While the FDIC insurance cost increased in all three quarters of 2008, the majority of the expense fluctuations in the amortization of intangible assets, other real estate owned expenses and the bonus and profit sharing accruals occurred in the first six months of 2008.

INCOME TAX EXPENSE

During the first nine months of 2008, income tax expense increased $78,000 (2%) from $3,717,000 in the first nine months of 2007 to $3,795,000 in the same period of 2008 as a result of higher earnings. For the third quarter of 2008 income tax expense increased $68,000 (4%) to $1,523,000 compared to $1,455,000 for the same period in 2007 as a result of higher earnings. The effective tax rate decreased slightly to 30.74% for the first nine months of 2008 compared to 31.60% for the same period in 2007. For the third quarter of 2008 the effective tax rate decreased to 30.82% compared to 32.36% for the same period of 2007. Contributing to the lower effective tax rate for the first nine months of 2008 and the third quarter was higher levels of tax-free income in 2008 as compared to 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have increased $5,783,000, from $38,876,000 at December 31, 2007 to $44,659,000 at September 30, 2008. This increase was the result of a reduction in short-term discount notes with a corresponding increase in federal funds sold from December 31, 2007 to September 30, 2008. This was the result of the Bank investing in short-term discount notes as an alternative to federal funds at December 31, 2007. In addition, the Bank has the ability to draw funds from the Federal Home Loan Bank and four of its correspondent banks to meet liquidity demands.

The Company’s total shareholders’ equity increased $4,234,000, from $93,485,000 at December 31, 2007 to $97,719,000 at September 30, 2008. In the first nine months of 2008, the Company paid a cash dividend of $.54 per share totaling $3,038,000.

On December 21, 2007, the Company’s Board of Directors approved a new share repurchase program. The repurchase program began January 1, 2008 and will expire on December 31, 2008. The repurchase program authorized the repurchase of up to 200,000 shares of the Company’s outstanding common shares in the over-the-counter market from time to time. Any repurchases will be funded, as needed, by dividends from the Bank, or from the Company’s revolving line of credit. The Company has repurchased a total of 80,300 shares through September 30, 2008.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s line of credit. The Company needs liquidity to meet the financial obligations of its trust preferred securities, for the payment of dividends to shareholders, for the stock repurchase plan and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2008, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $10,215,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based ratio of 10% or more. At September 30, 2008, the Bank’s leverage and total risk-based ratios were 8.25% and 10.88% respectively, which exceed the well-capitalized thresholds.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University granted to the Bank the naming rights for the new Northern Kentucky University Arena constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore, the Bank will pay the lesser of 10% of the total construction cost of the Arena or $6,000,000, such sum to be paid in seven equal annual installments beginning after substantial completion and opening of the Arena. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2008.

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1 million to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2008, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

From time to time, the Company and the Bank are involved in litigation incidental to the conduct of business, but neither the Company nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company or the Bank.

Item 1A.	Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows information relating to the repurchase of shares by the Company during the three months ended September 30, 2008:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans (1)	Maximum number of shares that may be purchased under the plans or programs
July 1-31, 2008	—	—	80,300	119,700
August 1-31, 2008	—	—	80,300	119,700
September 1-30, 2008	—	—	80,300	119,700

(1)	The Company currently maintains a share repurchase program that was approved by the Company’s board of directors in December of 2007. This repurchase program, which began on January 1, 2008 and will expire on December 31, 2008, authorizes the repurchase and retirement of 200,000 common shares of the Company in the over-the-counter market. As of the date of this report, 80,300 of the 200,000 shares authorized for repurchase have been repurchased. There were no share repurchase plans that expired during the quarter, and the Company did not terminate any plan prior to its expiration date.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
3.1	Second Amended and Restated By-Laws of The Bank of Kentucky Financial Corporation (incorporated by reference to the Current Report on Form 8-K filed with the SEC on September 24, 2008).

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: November 7, 2008	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: November 7, 2008	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary