Form 10-Q
period 2009-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2009-05-08
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2009

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 001-34214

THE BANK OF KENTUCKY FINANCIAL CORPORATION

(Exact name of registrant as specified in its charter)

Kentucky	61-1256535
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

111 Lookout Farm Drive, Crestview Hills, Kentucky 41017

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number: (859) 371-2340

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2009, 5,612,607 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	March 31 2009	December 31 2008
Assets
Cash and cash equivalents	$55,678	$38,656
Interest bearing deposits with banks	100	100
Available-for-sale securities	123,974	85,487
Held-to-maturity securities	35,218	33,725
Loans held for sale	5,601	2,625
Total loans	1,026,845	1,026,557
Less: Allowances for loan losses	10,753	9,910

Net loans	1,016,092	1,016,647
Premises and equipment, net	18,509	18,824
FHLB stock, at cost	4,959	4,959
Goodwill	15,209	15,209
Acquisition intangibles, net	2,257	2,552
Cash surrender value of life insurance	23,547	21,316
Accrued interest receivable and other assets	14,185	15,282

Total assets	$1,315,329	$1,255,382

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,097,811	$1,071,153
Short-term borrowings	26,256	28,153
Notes payable	44,794	44,798
Accrued interest payable and other liabilities	9,750	9,830

Total liabilities	1,178,611	1,153,934
Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,612,607 (2009) and 5,624,607 (2008) shares issued and outstanding	3,098	3,098
Additional paid-in capital	3,981	2,708
Preferred Stock, no par value, $34,000 liquidation value, authorized and issued 34,000 shares	33,007	—
Retained earnings	95,594	94,608
Accumulated other comprehensive income	1,038	1,034

Total shareholders’ equity	136,718	101,448

Total liabilities and shareholders’ equity	$1,315,329	$1,255,382

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008

(Dollars in thousands, except per share data - unaudited)

	2009	2008
INTEREST INCOME
Loans, including related fees	$13,871	$16,840
Securities and other	1,242	1,670

Total interest income	15,113	18,510

INTEREST EXPENSE
Deposits	4,418	8,084
Borrowings	459	819

Total interest expense	4,877	8,903

Net interest income	10,236	9,607
Provision for loan losses	1,525	800

Net interest income after provision for loan losses	8,711	8,807

NON-INTEREST INCOME
Service charges and fees	2,015	1,870
Mortgage banking income	526	436
Gain on sale of securities	263	—
Other	1,298	1,248

Total non-interest income	4,102	3,554
NON-INTEREST EXPENSE
Salaries and benefits	3,999	4,296
Occupancy and equipment	1,237	1,212
Data processing	394	360
Advertising	197	155
Other	3,021	2,717
Total non-interest expense	8,848	8,740

INCOME BEFORE INCOME TAXES	3,965	3,621
Less: income taxes	1,149	1,117

NET INCOME	$2,816	$2,504

Preferred stock dividend and discount accretion	258	—

Net Income available to common shareholders	$2,558	$2,504

Net income per common share:
Earnings per share, basic	$.46	$.44
Earnings per share, diluted	$.46	$.44

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data - unaudited)

	2009	2008
Balance January 1	$101,448	$93,485
Comprehensive Income:
Net Income	2,816	2,504
Change in net unrealized gain(loss), net of tax	4	325

Total Comprehensive Income	2,820	2,829
Cash dividends paid	(1,572)	(1,468)
Exercise of stock options (6,000 and 2,700 shares), including tax benefit	115	44
Stock-based compensation expense	143	196
Preferred Stock issued	32,966	—
Common stock warrant issued	1,015	—
Accrued dividends on preferred stock	(217)	—
Stock repurchase and retirement (0 and 62,300 shares)	—	(1,490)

Balance March 31	$136,718	$93,596

Dividends per share	$0.28	$0.26

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands - unaudited)

	2009	2008
Cash Flows from Operating Activities
Net income	$2,816	$2,504
Adjustments to reconcile net income to net cash From operating activities	344	1,919

Net cash from operating activities	3,160	4,423
Cash flows from Investing Activities
Proceeds from paydowns and maturities of held-to-maturity securities	345	1,070
Proceeds from paydowns and maturities of available-for-sale securities	27,709	112,779
Purchases of held-to-maturity securities	(1,840)	(2,059)
Purchases of available-for-sale securities	(79,628)	(53,939)
Purchases of company owned life insurance	(2,000)	—
Net change in loans	(1,737)	(12,164)
Proceeds from the sale of other real estate	—	432
Proceeds from sale of securities	13,852	—
Property and equipment expenditures	(120)	(361)

Net cash from investing activities	(43,419)	45,758
Cash Flows from Financing Activities
Net change in deposits	26,658	(20,227)
Net change in short-term borrowings	(1,897)	7,290
Proceeds from exercise of stock options	115	44
Cash dividends paid	(1,572)	(1,468)
Stock repurchase and retirement	—	(1,490)
Proceeds from note payable	—	20,000
Proceeds from issuance of preferred stock and warrants	33,981	—
Payments on note payable	(4)	(4)

Net cash from financing activities	57,281	4,145

Net change in cash and cash equivalents	17,022	54,326
Cash and cash equivalents at beginning of period	38,656	38,876

Cash and cash equivalents at end of period	$55,678	$93,202

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2009

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options and warrants outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2009 and 2008, were 633,796 and 508,690, respectively. The weighted average number of warrants that were not considered, as they were not dilutive for the three months ended March 31, 2009 and 2008, were 152,658 and 0, respectively. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2009	2008
Weighted average shares outstanding	5,611,607	5,658,002
Dilutive effects of assumed exercises of Stock Options and Warrants	—	12,433

Shares used to compute diluted Earnings per share	5,611,607	5,670,435

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

The Company recorded stock option expense of $143,000, $131,000 net of taxes, in the first quarter of 2009 and $196,000, $177,000 net of taxes, in the first quarter of 2008 in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”).

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

Note 7 – New Accounting Pronouncements

In December 2007, the FASB issued FAS No. 141 (revised 2007), Business Combinations (“FAS 141(R)”), which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. FAS No. 141(R) is effective for fiscal years beginning on or after December 15, 2008. Earlier adoption was prohibited. The adoption of this standard had no effect on the Corporation’s results of operations or financial position, but would significantly impact the accounting for future business combinations.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51” (“SFAS No. 160”), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets. FAS No. 160 became effective for the Company on January 1, 2009. The adoption of FAS No. 160 did not have a significant impact on the Company’s results of operations or financial position.

Recently Issued and Not Yet Effective Accounting Standards:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of
Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter, however, does not expect the adoption to have a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter.

Note 8 – Fair Value:

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued using Level 3 inputs as there is no readily observable market activity. Management determines the value of this security based on expected cash flows, the credit quality of the security, and current market interest rates.

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	Total March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$123,974	$—	$122,729	$1,245

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$85,487	$—	$84,242	$1,245

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2009 or the year ended December 31, 2008.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2009 for Level 3 assets and liabilities that are still held at March 31, 2009.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2009 Using
	Total March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$13,287	$—	$—	$13,287

		Fair Value Measurements at December 31, 2008 Using
	December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,524	$—	$4,064	$6,460

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $17,262, with a valuation allowance of $3,975, resulting in an additional provision for loan losses of $1,075 at March 31, 2009.

Note 9 – Preferred Stock:

On February 13, 2009, BKFC announced that it had entered into an agreement to sell preferred, non-voting shares having a liquidation value of $34 million to the U.S. Treasury Department as part of the Capital Purchase Program for healthy financial institutions announced in late October 2008. The preferred shares will qualify as Tier 1 capital. The preferred shares have a dividend rate of 5% per year for the first five years and 9% per year thereafter. The preferred shares have priority in the payment of dividends over any cash dividends paid to common stockholders. No cash dividends can be paid to common stockholders unless all dividends on the preferred shares have been declared and paid in full (or an amount sufficient for the payment of the dividends on the preferred shares has been set aside for the payment of such dividends). The adoption of ARRA permits BKFC to redeem the preferred shares without penalty and without the need to raise new capital, subject to the Treasury’s consultation with BKFC’s regulatory agency.

As part of the Securities Purchase Agreement, BKFC issued a warrant to purchase 274,784 shares of the Company’s common stock at an initial exercise price of $18.56 per share. The warrant provides for the adjustment of the exercise price and number of shares pursuant to customary anti-dilution provisions, such as stock splits.

The net proceeds were allocated between the preferred shares and warrant based on relative fair value. The preferred shares will be accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including, in addition to those described in Item 1A of BKFC’s annual report on Form 10-K or other BKFC reports on file with the Commission, the following: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) the impact of recent turmoil in the financial markets and the effectiveness of governmental actions taken in response, such as the U.S. Treasury’s Troubled Asset Relief Program, and the effect of such governmental actions on BKFC, its competitors and counterparties, financial markets generally and availability of credit specifically, including potentially higher Federal Deposit Insurance Corporation (“FDIC”) premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (iv) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $10,753,000 or 1.05% of total loans was an appropriate estimate of losses within the loan portfolio as of March 31, 2009. This estimate resulted in a provision for loan losses on the income statement of $1,525,000 for the three months ended March 31, 2009. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

The Company reported an increase in diluted earnings per common share of 5% for the first quarter of 2009, as compared to the same period in 2008. Highlighting first quarter 2009 results was an increase in total revenue of 9%, an increase in loans of 7% and an increase in deposits of 5%, as compared to the first quarter of 2008. Offsetting these increases was a 91% increase in the provision for loan losses. The revenue increase was the result of increases in net interest income of $629,000, or 7%, and non-interest income of $548,000, or 15%, in the first quarter of 2009, as compared to the same period in 2008. The increase in non-interest income included a $263,000 gain on the sales of securities. Contributing to the increase in the provision for loan losses was higher levels of net charge-offs and non-performing loans in the first quarter of 2009 versus the same period in 2008 and management’s continuing concerns over the effect the current deteriorating economic conditions will have on the Company’s loan portfolio.

The first quarter 2009 results also reflect the sale of 34,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the issuance of a warrant (the “Warrant”) to the United States Department of the Treasury (the “Treasury Department”) as part of the Troubled Asset Relief Program-Capital Purchase Program (the “CPP”) for a total price of $34 million. The effect of the Treasury Department’s investment on the Company’s first quarter 2009 results includes the accrual for the payment of dividends on the Series A Preferred Stock and related amortization expense.

FINANCIAL CONDITION

Total assets at March 31, 2009 were $1,315,329,000 as compared to $1,255,382,000 at December 31, 2008, an increase of $59,947,000 (5%). Loans outstanding increased $288,000 (less than 1%) from $1,026,557 at December 31, 2008 to $1,026,845 at March 31, 2009, while available-for-sale securities increased $38,487,000 (45%). As Table 1 illustrates, the growth in the loan portfolio in the first quarter of 2009 came from increases in commercial real estate loans of $9,871,000 (2%) and was offset with a reduction in construction and land development loans of $7,165,000 (5%). Contributing to the increase in available-for-sale securities was short term investments purchased with the added liquidity provided by the sale of Series A Preferred Stock to the Treasury Department in connection with the CPP.

Deposits increased $26,658,000 (2%) to $1,097,811,000 at March 31, 2009, compared to $1,071,153,000 at December 31, 2008, while short-term borrowings decreased $1,897,000 (7%) to $26,256,000 at March 31, 2009 from $28,153,000 at December 31, 2008. As Table 1 illustrates, the growth in deposits in the first quarter of 2009 came from increases in money market deposits of $12,415,000 (6%) and certificates of deposits of $6,830,000 (2%). The decrease in short term borrowings included a $4,400,000 pay off, and termination, of the Company’s revolving line of credit with U.S. Bank National Association.

Table 1-The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	March 31, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$438,730	42.7%	$428,859	41.7%
One- to four-family residential real estate loans	238,793	23.2	239,729	23.3
Commercial loans	173,530	16.9	175,188	17.1
Consumer loans	18,115	1.8	17,693	1.7
Construction and land development loans	143,589	14.0	150,754	14.7
Municipal obligations	14,734	1.4	14,983	1.5

Total loans	$1,027,491	100.0%	$1,027,206	100.0%

Less:
Deferred loan fees	646		649
Allowance for loan losses	10,753		9,910

Net loans	$1,016,092		$1,016,647

Type of Deposit:
Non interest bearing deposits	$161,309	14.7%	$157,082	14.7%
Interest bearing transaction deposits	262,955	24.0	266,704	24.9
Money market deposits	233,119	21.2	220,704	20.6
Savings deposits	40,066	3.7	35,355	3.3
Certificates of deposits	341,142	31.0	334,312	31.2
Individual Retirement accounts	59,220	5.4	56,996	5.3

Total Deposits	$1,097,811	100.0%	$1,071,153	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common shareholders for the quarter ended March 31, 2009 was $2,558,000 ($.46 diluted earnings per share) as compared to $2,504,000 ($.44 diluted earnings per share) during the same period of 2008, an increase of $54,000 (2%). The March 31, 2009 figures included $258,000 in accrued preferred stock dividends and amortization. The increase in revenue included a $629,000 (7%) increase in net interest income and $548,000 (15%) increase in non-interest income. Contributing to the increase in non-interest income was a $263,000 gain on the sales of securities. The provision for loan losses was $725,000 (91%) higher for the first quarter of 2009, than 2008. Contributing to the increase in the provision for loan losses was higher levels of net charge-offs and non-performing loans in the first quarter of 2009 versus the same period in 2008 and management’s concerns over the declining housing market and the overall deteriorating economic conditions.

NET INTEREST INCOME

Net interest income increased $629,000 (7%) in the first quarter of 2009 as compared to the same period in 2008 from $9,607,000 in 2008 to $10,236,000 in 2009. As illustrated in Table 3, the majority of the growth in net interest income was the result of growth and the mix of earning assets in the balance sheet. The table shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $736,000. Contributing to the favorable volume variance, as illustrated in Table 2, was average earning assets increasing $61,259,000 or 5% from the first quarter of 2008 to the first quarter of 2009, while average interest bearing liabilities only increased $35,517,000 or 4% to $1,010,000,000 from the first quarter of 2008 to the first quarter of 2009. Also contributing to the favorable volume variance was the mix of the growth in earning assets from 2008 to 2009. As further illustrated in Table 2, higher yielding loans increased $73,799,000 or 8% from the first quarter of 2008 while the lower yielding other interest-earning assets decreased $11,705,000 or 25% from 2008.

As illustrated in Table 2, the net interest margin of 3.58% for the first quarter of 2009 was 10 basis points greater than the 3.48% net interest margin for the first quarter of 2008. The cost of interest bearing liabilities decreased 171 basis points from 3.67% for the first quarter of 2008 to 1.96% in the first quarter of 2009, while the yield on earning assets only decreased 142 basis points from 6.67% for the first quarter of 2008 to 5.25% in the first quarter of 2009.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2009 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income benefitting from declining rates and being reduce by rising rates. As a result of the current historically low rate environment the effects of a 200 basis point decrease in rates would be negative to the net interest income. This is the result of a significant portion to the interest bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

	Net Interest Income Change
Increase 200 bp	(3.14	) %
Increase 100 bp	(1.36)
Decrease 100 bp	0.29
Decrease 200 bp	(8.25)

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

Table 2-Average Balance Sheet Rates for Three Months Ended March 31, 2009 and 2008 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2009			Three Months ended March 31, 2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,027,391	$13,948	5.51%	$953,592	$16,890	7.12%
Securities (2)	123,123	1,339	4.41	123,958	1,347	4.37
Other interest-earning assets	35,120	68	0.79	46,825	397	3.41

Total interest-earning assets	1,185,634	15,355	5.25	1,124,375	18,634	6.67

Non-interest-earning assets	96,374			94,091

Total assets	$1,282,008			$1,218,466

Interest-bearing liabilities:
Transaction accounts	536,141	1,010	0.76	537,275	3,555	2.66
Time deposits	400,362	3,408	3.45	373,317	4,529	4.88
Borrowings	73,397	459	2.54	63,791	819	5.16

Total interest-bearing liabilities	1,009,900	4,877	1.96	974,383	8,903	3.67

Non-interest-bearing liabilities	153,025			150,542

Total liabilities	1,162,925			1,124,925
Shareholders’ equity	119,083			93,541

Total liabilities and shareholders’ equity	$1,282,008			$1,218,466

Net interest income		$10,478			$9,731

Interest rate spread			3.29%			3.00%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.58%			3.48%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.29%			.48%

Average interest-earning assets to interest-bearing liabilities	117.40%			115.39%

(1)	Includes non-accrual loans.

(2)	Income presented on a tax equivalent basis using a 34.70% and 34.40% tax rate in 2009 and 2008, respectively. The tax equivalent adjustment was $242,000 in 2009 and $124,000 in 2008.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2009 Compared to Three months ended March 31, 2008
	Increase (Decrease)
	Due to Volume	Due to Rate	Total
Interest income attributable to:
Loans receivable	$1,239	$(4,181)	$(2,942)
Securities	(9)	1	(8)
Other interest-earning assets(1)	(81)	(248)	(329)

Total interest-earning assets	1,149	(4,428)	(3,279)

Interest expense attributable to:
Transactions accounts	(8)	(2,537)	(2,545)
Time deposits	311	(1,432)	(1,121)
Borrowings	110	(470)	(360)

Total interest-bearing liabilities	413	(4,439)	(4,026)

Increase (decrease) in net interest income	$736	$11	$747

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $1,525,000 for the three months ended March 31, 2009, an increase of $725,000 as compared to the $800,000 provision recorded during the same period in 2008. Contributing to this increase was higher levels of net charge-offs and non-performing loans in the first quarter of 2009 versus the same period in 2008 and management’s concerns over the declining housing market and overall deteriorating economic conditions.

The allowance for loan losses was $10,753,000, (1.05% of loans outstanding) at March 31, 2009 versus $9,910,000 (.97% of loans outstanding) at December 31, 2008 and $8,820,000 (.92% of loans outstanding) at March 31, 2008. Contributing to the increase in the allowance to loan ratio on a sequential basis from .97% of loans outstanding at December 31, 2008 to 1.05% at March 31, 2009 was higher specific reserves for impaired loans, which increased from $3,432,000 (.33% of loans outstanding) at December 31, 2008 to $3,975,000 (.39% of loans outstanding) at March 31, 2009.

Non-performing and restructured loans increased to $12,150,000 or 1.18% of total loans outstanding at March 31, 2009, compared to $10,136,000 or .99% at December 31, 2008, and increased slightly from the March 31, 2008 level of $11,810,000 or 1.23 % of then total loans outstanding. The majority of the non-performing loans are individual commercial loans, which are reviewed for impairment with specific reserves allocated to them. Net charge-offs, year to date 2009, were $682,000 or .27% on an annualized basis to average loans, compared to the $485,000 and .20% for the first three months of 2008. The allowance for loan losses was 89% of non-performing loans on March 31, 2009 compared to 98% at the end of 2008 and 75% at March 31, 2008. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and the allowance is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $13,409,000 at March 31, 2009 and $10,848,000 at December 31, 2008. This represents 1.02% of total assets at March 31, 2009 compared to 0.87 % at December 31, 2008. Total non-performing assets as of March 31, 2009 decreased from the level at March 31, 2008 when total non-performing assets were $16,183,000 or 1.31 % of total assets.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2009	2008
Balance of allowance at beginning of period	$9,910	$8,505
Recoveries of loans previously charged off:
Commercial loans	9	151
Consumer loans	80	73
Mortgage loans	0	0

Total recoveries	89	224

Loans charged off:
Commercial loans	472	481
Consumer loans	248	170
Mortgage loans	51	58

Total charge-offs	771	709

Net charge-offs	(682)	(485)
Provision for loan losses	1,525	800

Balance of allowance at end of period	$10,753	$8,820

Net charge-offs to average loans outstanding for period	.27%	.20%

Allowance at end of period to loans at end of period	1.05%	.92%

Allowance to nonperforming loans at end of period	89%	75%

NON-INTEREST INCOME

Table 5-Major Components of non-interest income (in thousands)

	Three Months ended March 31,
	2009	2008
Non-interest income:
Service charges and fees	$2,015	$1,870
Gain on the sale of securities	263	0
Mortgage banking income	526	436
Trust fee income	230	292
Bankcard transaction revenue	490	433
Company owned life insurance earnings	231	210
Other	347	313

Total non-interest income	$4,102	$3,554

As illustrated in Table 5, total non-interest income increased $548,000 (15%) for the first three months of 2009, from $3,554,000 at March 31, 2008 to $4,102,000 at March 31, 2009. Increases for the three months ended March 31, 2009 included gains on the sale of securities (up $263,000). mortgage banking income (up $90,000, 21%), and bankcard transaction revenue (up $57,000, 13%) which were offset by a decrease in trust fee income (down $62,000, 21%). Contributing to the decrease in trust fee income was the recent economic downturn that has affected portfolio balances.

NON-INTEREST EXPENSE

Table 6-Major Components of non-interest expense (in thousands)

	Three Months ended March 31,
	2009	2008
Non-interest expense:
Salaries and benefits	$3,999	$4,296
Occupancy and equipment	1,237	1,212
Data processing	394	360
Advertising	197	155
Electronic banking	239	224
Outside servicing fees	337	310
State bank taxes	360	310
Other real estate owned	58	89
Amortization of intangible assets	296	352
FDIC insurance	399	181
Other	1,332	1,251

Total non-interest expense	$8,848	$8,740

As illustrated in Table 6, non-interest expense increased to $8,848,000 in the first three months of 2009 from $8,740,000 in the same period of 2008, an increase of $108,000 (1%). The largest increase in non-interest expense was in FDIC insurance, which increased $218,000 (120%) in the first three months of 2009 compared to the same period in 2008. This increase was the result of an increase in the FDIC assessment rates. The next largest increase in non-interest expense was state bank taxes, which increased $50,000 (16%) in the first three months of 2009 compared to the same period in 2008. Offsetting these increases was a reduction in salaries and benefits, which decreased $297,000 in the first quarter 2009 from the first quarter of 2008. The reduction in salaries and benefits included a $229,000 decrease in accruals for the bonus and profit sharing plans in the first quarter of 2009 as compared to the first quarter of 2008. The decreases in these incentive plans cost was the result of restrictions placed upon management bonus awards due to the Company’s participation in the CPP, along with the Company not meeting earnings expectations.

INCOME TAX EXPENSE

During the first three months of 2009, income tax expense increased $32,000 (3%) from $1,117,000 in the first quarter 2008 to $1,149,000 in the same period of 2009 as a result of higher earnings. The effective tax rate decreased slightly to 28.98% for the first three months of 2009 compared to 30.85% for the same period in 2008 as a result of an increase in tax free income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have increased $17,022,000, from $38,656,000 at December 31, 2008 to $55,678,000 at March 31, 2009. The increase in cash and cash equivalents included the $34,000,000 invested by the Treasury Department in the Company through the purchase of the Company’s Series A Preferred Stock and related Warrant through the CPP, a portion of the proceeds of which ($4,400,000) were used to pay off, and terminate, the Company’s revolving line of credit with U.S. National Bank National Association.

The Company’s total shareholders’ equity increased $35,270,000 from $101,448,000 at December 31, 2008 to $136,718,000 at March 31, 2009, of which $34,000,000 was the result of the Treasury Department’s investment in the Company through CPP. In the first three months of 2009, the Company paid a cash dividend of $.28 per share totaling $1,572,000.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders, and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2009, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $39,389,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2009, the Bank’s leverage and total risk-based capital ratios were 10.25% and 13.28% respectively, which exceed the well-capitalized thresholds.

As of January 1, 2009, the Company did not have a repurchase program in place.

On February 13, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department under the CPP, pursuant to which the Company agreed to issue 34,000 shares of Series A Preferred Stock for a total price of $34 million. The Series A Preferred Stock is to pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Pursuant to the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator. As part of its purchase of the Series A Preferred Stock, the Treasury Department received the Warrant to purchase 274,784 shares of the Company’s common stock at an initial per share exercise price of $18.56. The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. If, on or prior to December 31, 2009, the Company receives aggregate gross cash proceeds of not less than $34 million from “qualified equity offerings”, the number of shares of common stock issuable pursuant to the Treasury Department’s exercise of the Warrant will be reduced by one-half of the original number of shares, taking into account all adjustments, underlying the Warrant. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the redemption by the Company of the Series A Preferred Stock.

Both the Series A Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital.

Prior to February 13, 2012, unless the Company has redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for the Company to (1) declare or pay any dividend or make any distribution on its common stock (other than regular semiannual cash dividends of not more than $0.28 per share of common stock) or (2) redeem, purchase or acquire any shares of its common stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University granted to the Bank the naming rights for the new Northern Kentucky University Arena constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore, the Bank is paying $6,000,000 in seven equal annual installments beginning after substantial completion and opening of the Arena which occurred in September 2008. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2008.

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1,000,000 to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008.

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2008. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2008.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2008. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2008. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2009, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company no longer maintains a share repurchase program and did not repurchase any shares for the first quarter 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

3.1	Articles of Incorporation of The Bank of Kentucky Financial Corporation, including all amendments through February 12, 2009(1)

4.1	Warrant to Purchase up to 274,784 Shares of Common Stock of The Bank of Kentucky Financial Corporation(2)

4.2	Form of Series A Preferred Stock Certificate(2)

10.1	Letter Agreement (including the Securities Purchase Agreement—Standard Terms) between The Bank of Kentucky Financial Corporation and the United States Department of the Treasury, dated as of February 13, 2009(2)

10.2	Form of Waiver, executed by each of the Senior Executive Officers(2)

10.3	Form of Letter Agreement between The Bank of Kentucky Financial Corporation and each of the Senior Executive Officers(2)

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

[1]	Incorporated by reference to the Annual Report on Form 10-K for the period ended December 31, 2008, filed with the SEC on March 13, 2009.

[2]	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 19, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: May 8, 2009	/s/ Robert W. Zapp
Robert W. Zapp
President

Date: May 8, 2009	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary