Form 10-Q
period 2009-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2009-08-06
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2009

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

As of July 13, 2009, 5,612,607 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	June 30 2009	December 31 2008
Assets
Cash and cash equivalents	$37,478	$38,656
Interest bearing deposits with banks	100	100
Available-for-sale securities	127,466	85,487
Held-to-maturity securities	35,794	33,725
Loans held for sale	11,989	2,625
Total loans	1,052,033	1,026,557
Less: Allowances for loan losses	11,816	9,910

Net loans	1,040,217	1,016,647
Premises and equipment, net	18,738	18,824
FHLB stock, at cost	4,959	4,959
Goodwill	15,209	15,209
Acquisition intangibles, net	1,973	2,552
Cash surrender value of life insurance	23,775	21,316
Accrued interest receivable and other assets	16,416	15,282

Total assets	$1,334,114	$1,255,382

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,119,335	$1,071,153
Short-term borrowings	20,567	28,153
Notes payable	44,789	44,798
Accrued interest payable and other liabilities	11,041	9,830

Total liabilities	1,195,732	1,153,934

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,612,607 (2009) and 5,606,607 (2008) shares issued and outstanding	3,098	3,098
Additional paid-in capital	4,120	2,708
Preferred Stock, no par value, $34,000 liquidation value, authorized and issued 34,000 shares	33,057	—
Retained earnings	97,146	94,608
Accumulated other comprehensive income	961	1,034

Total shareholders’ equity	138,382	101,448

Total liabilities and shareholders’ equity	$1,334,114	$1,255,382

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND 2008

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
INTEREST INCOME
Loans, including related fees	$14,313	$15,731	$28,184	$32,571
Securities and other	1,215	1,310	2,457	2,980

Total interest income	15,528	17,041	30,641	35,551

INTEREST EXPENSE
Deposits	4,149	6,172	8,567	14,256
Borrowings	401	752	860	1,571

Total interest expense	4,550	6,924	9,427	15,827

Net interest income	10,978	10,117	21,214	19,724
Provision for loan losses	2,800	1,600	4,325	2,400

Net interest income after provision for loan losses	8,178	8,517	16,889	17,324

NON-INTEREST INCOME
Service charges and fees	2,289	2,327	4,304	4,197
Mortgage banking income	478	165	1,004	601
Gain on sale of securities	—	—	263	—
Other	1,455	1,165	2,753	2,413

Total non-interest income	4,222	3,657	8,324	7,211

NON-INTEREST EXPENSE
Salaries and benefits	4,048	3,979	8,047	8,275
Occupancy and equipment	1,169	1,183	2,406	2,395
Data processing	385	339	779	699
Advertising	271	176	468	331
Other	3,712	2,715	6,733	5,432

Total non-interest expense	9,585	8,392	18,433	17,132

INCOME BEFORE INCOME TAXES	2,815	3,782	6,780	7,403
Less: income taxes	744	1,155	1,893	2,272

NET INCOME	$2,071	$2,627	$4,887	$5,131

Preferred stock dividend and discount accretion	(519)	—	(777)	—

Net Income available to common shareholders	$1,552	$2,627	$4,110	$5,131

Comprehensive Income	$1,993	$2,132	$4,813	$4,960

Earnings per share, basic	$.28	$.47	$.73	$.91
Earnings per share, diluted	$.27	$.47	$.73	$.91

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data - unaudited)

	2009	2008
Balance January 1	$101,448	$93,485
Comprehensive Income:
Net Income	4,887	5,131
Change in net unrealized gain(loss), net of tax	(74)	(171)

Total Comprehensive Income	4,813	4,960

Cash dividends paid	(1,572)	(1,468)
Exercise of stock options (6,000 and 2,700 shares), including tax benefit	115	44
Stock-based compensation expense	282	359
Preferred Stock issued	32,931	—
Common stock warrant issued	1,015	—
Accrued dividends on preferred stock	(650)	—
Stock repurchase and retirement (0 and 80,300 shares)	—	(1,866)

Balance June 30	$138,382	$95,514

Dividends per share	$0.28	$0.26

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2009	2008
Cash Flows from Operating Activities

Net income	$4,887	$5,131
Adjustments to reconcile net income to net cash From operating activities	(3,276)	3,952

Net cash from operating activities	1,611	9,083

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	1,575	2,941
Proceeds from paydowns and maturities of available-for-sale securities	38,596	171,371
Purchases of held-to-maturity securities	(3,648)	(12,984)
Purchases of available-for-sale securities	(94,758)	(94,315)
Purchases of company owned life insurance	(2,000)	—
Net change in loans	(28,916)	(35,931)
Proceeds from the sale of other real estate	631	1,438
Proceeds from sale of securities	13,852	—
Property and equipment expenditures	(763)	(586)

Net cash from investing activities	(75,431)	31,934

Cash Flows from Financing Activities

Net change in deposits	48,182	(30,089)
Net change in short-term borrowings	(7,586)	2,960
Proceeds from exercise of stock options	115	44
Cash dividends paid (common and preferred)	(2,006)	(1,468)
Stock repurchase and retirement	—	(1,866)
Proceeds from note payable	—	20,000
Proceeds from issuance of preferred stock and warrants, net	33,946	—
Payments on note payable	(9)	(17,534)

Net cash from financing activities	72,642	(27,953)

Net change in cash and cash equivalents	(1,178)	13,064
Cash and cash equivalents at beginning of period	38,656	38,876

Cash and cash equivalents at end of period	$37,478	$51,940

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2009

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

In May 2009, the FASB issued Statement No. 165 – Subsequent Events. SFAS No. 165 establishes the period after the balance sheet date during which management shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements and the circumstances under which an entity shall recognize events or transactions that occur after the balance sheet date. SFAS No. 165 also requires disclosure of the date through which subsequent events have been evaluated. The new standard becomes effective for interim and annual periods ending after June 15, 2009. The Company adopted this standard for the interim reporting period ending June 30, 2009. The adoption of this statement did not have a material impact on the Company’s consolidated financial position or results of operations.

Subsequent events have been updated through the date these financial statements were issued.

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended

June 2009 and 2008, 518,629 and 611,737 options were not considered, as they were not dilutive, and for the six months ended June 2009 and 2008, 604,600 and 567,186 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Weighted average shares outstanding	5,612,607	5,613,530	5,612,107	5,635,766
Dilutive effects of assumed exercises of Stock Options and Warrants	46,211	1,966	15,958	6,989

Shares used to compute diluted Earnings per share	5,658,818	5,615,496	5,628,065	5,642,755

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

The Company recorded stock option expense of $139,000 ($129,000 net of taxes) and $282,000 ($260,000 net of taxes) in the three and six months ended June 30, 2009, with 2008 stock option expense of $164,000 ($156,000 net of taxes) and $359,000 ($333,000 net of taxes) in the three and six months ended June 30, 2008, in accordance with Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (“SFAS 123(R)”), adopted on January 1, 2006.

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

Note 7 – New Accounting Pronouncements:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP in the second quarter, and the adoption of the FSP did not to have a material effect on the results of operations or financial position. The adoption of this FSP is reflected in Notes 8 and 9.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this FSP during the second quarter of 2009, and the adoption of the FSP has not had a material effect on the results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this FSP during the second quarter of 2009, however, the adoption of the FSP has not had a material effect on the results of operations or financial position. This adoption can be seen in Note 8 and 9.

Note 8 – Securities:

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
June 30, 2009
U.S. Government, federal agencies and Government sponsored enterprises	$65,911	$222	$(50)	$66,083
U.S. Government agency Mortgage-backed	58,854	1,387	(103)	60,138
Corporate	1,245	—	—	1,245

	$126,010	$1,609	$(153)	$127,466

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Government, federal agencies and Government sponsored enterprises	$40,045	$381	$—	$40,426
U.S. Government agency Mortgage-backed	42,631	1,191	(6)	43,816
Corporate	1,245	—	—	1,245

	$83,921	$1,572	$(6)	$85,487

Note 8 – Securities (Continued):

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2009
Municipal and other obligations	$35,794	$185	$(221)	$35,758

2008
Municipal and other obligations	$33,725	$45	$(354)	$33,416

The fair value of debt securities and carrying amount, if different, at June 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$22,260	$2,146	$2,164
Due after one year through five years	41,803	20,578	20,701
Due after five years through ten years	—	13,070	12,893
Due after ten years	3,265	—	—
U.S. Government agency Mortgage-backed	60,138	—	—

	$127,466	$35,794	$35,758

Gains from sales of securities available for sale were $263,000 for the first six months of 2009, with no losses. There were no sales of available for sale securities in 2008.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are evaluated for OTTI under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI under the SFAS No. 115 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When other-than-temporary-impairment occurs, the amount of the other-than-temporary-impairment recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the other-than-temporary-impairment shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the other-than-temporary-impairment shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total other-than-temporary-impairment related to the credit loss is determined based on the present value of cash flows expected to be collected is recognized earnings. The amount of the total other-than-temporary-impairment related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the other-than-temporary-impairment recognized in earnings shall become the new amortized cost basis of the investment.

As of June 30, 2009, The Bank of Kentucky’s security portfolio consisted of 113 securities, 32 of which were in an unrealized loss position. There were no other-than-temporary-impairment of securities at June 30, 2009. All of the unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (US government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and its is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than temporarily impaired at June 30, 2009.

Mortgage-backed Securities

At June 30, 2009, 100% of the mortgage-backed securities held by The Bank of Kentucky were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because the decline in market value is attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and its is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other-than temporarily impaired at June 30, 2009.

At June 30, 2009 and December 31, 2008, securities with a carrying value of $118,819 and $101,407 were pledged to secure public deposits and repurchase agreements.

Note 8 – Securities (Continued):

Securities with unrealized losses at June 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2009
U.S. Government, federal agencies and government sponsored enterprises	$18,902	$(50)	$—	$—	$18,902	$(50)
U.S. Gov’t agency Mortgage-backed	15,467	(103)	—	—	15,467	(103)
Municipal & other obligations	10,576	(210)	488	(11)	11,064	(221)

Total temporarily impaired	$44,945	$(363)	$488	$(11)	$45,433	$(374)

December 31, 2008
U.S. Gov’t agency Mortgage-backed	$458	$(6)	$—	$—	$458	$(6)
Municipal & other obligations	9,440	(309)	3,371	(45)	12,811	(354)

Total temporarily impaired	$9,898	$(315)	$3,371	$(45)	$13,269	$(360)

Note 9 – Fair Value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at June, 2009 Using
	Total June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$127,466	$—	$126,221	$1,245

		Fair Value Measurements at December 31, 2008 Using
	Total December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$85,487	$—	$84,242	$1,245

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2009 or the year ended December 31, 2008.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2009 for Level 3 assets and liabilities that are still held at June 30, 2009.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at June 30, 2009 Using
	Total June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$22,092	$—	$—	$22,092

		Fair Value Measurements at December 31, 2008 Using
	Total December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,524	$—	$4,064	$6,460

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,128, with a valuation allowance of $5,036, resulting in an additional provision for loan losses of $1,061 for the second quarter of 2009 and $2,136 for first six months of 2009.

In accordance with FSP FAS 107-1, the carrying amounts and estimated fair values of financial instruments, not previously presented, at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009		December 31, 2008
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$37,478	$37,478	$38,656	$38,656
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	127,466	127,466	85,487	85,487
Held-to-maturity securities	35,794	35,758	33,725	33,416
Loans held for sale	11,989	11,989	2,625	2,625
Loans (net)	1,040,217	1,023,086	1,016,647	991,013
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,157	4,157	4,317	4,317

Financial liabilities
Deposits	$(1,119,335)	$(1,125,651)	$(1,071,153)	$(1,071,915)
Short-term borrowings	(20,567)	(20,567)	(28,153)	(28,153)
Notes payable	(44,789)	(40,706)	(44,798)	(36,777)
Accrued interest payable	(4,730)	(4,730)	(4,757)	(4,757)
Standby letters of credit	(167)	(167)	(185)	(185)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for securities is based on quoted market values for the individual securities or for equivalent securities with the exception of one security priced at book value given lack of market activity and its current credit and interest rate characteristics. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at period end, for new deposits, applied until maturity. Estimated fair value of debt is based on current rates for similar financing. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.

Note 10 – Preferred Stock:

On February 13, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of Treasury (the “Treasury Department”) under the Troubled Asset Relief Program (TARP) Capital Purchase Program the (“CPP”), pursuant to which the Company issued 34,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) for a total price of $34 million. The Series A Preferred Stock is to pay cumulative dividends at an annual dividend rate of 5% for the first five years and thereafter at annual dividend rate of 9%. No cash dividends can be paid to common stockholders unless all dividends on the Series A Preferred Stock have been declared and paid in full (or an amount sufficient for the payment of the dividends on the Series A Preferred Stock has been set aside for the payment of such dividends). Pursuant to the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received a warrant (the “Warrant”) to purchase 274,784 shares of the Company’s common stock at an initial per share exercise price of $18.56. The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions. The Warrant expires ten years from the issuance date.

Both the Series A Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital. The net proceeds received from the Treasury Department were allocated between the Series A Preferred Stock and Warrant based on relative fair value. The Series A Preferred Stock will be accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including, in addition to those described in Item 1A of BKFC’s annual report on Form 10-K or other BKFC reports on file with the Commission, the following: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) the impact of recent turmoil in the financial markets and the effectiveness of governmental actions taken in response, such as the Treasury Department’s Troubled Asset Relief Program, and the effect of such governmental actions on BKFC, its competitors and counterparties, financial markets generally and availability of credit specifically, including potentially higher Federal Deposit Insurance Corporation (“FDIC”) premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures, (v) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $11,816,000 or 1.12% of total loans was an appropriate estimate of losses within the loan portfolio as of June 30, 2009. This estimate resulted in a provision for loan losses on the income statement of $4,325,000 for the six months ended June 30, 2009. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

For the second quarter and the first six months of 2009, the Company reported a decrease in diluted net income per share of 20% for the first six months of 2009, and a decrease of 43% for the second quarter, as compared to the same periods in 2008. Highlighting second quarter 2009 results was an increase in total revenue of 10%, an increase in loans of 7% and an increase in deposits of 8%, as compared to the second quarter of 2008. Offsetting these increases was the FDIC special assessment and higher regular FDIC premiums that increased expense by $832,000 as compared to the second quarter of 2008, and an additional $1,200,000 provision for loan losses as compared to the second quarter of 2008. The revenue increase was the result of increases in net interest income of $861,000, or 9%, and non-interest income of $565,000, or 15%, in the second quarter of 2009, as compared to the same period in 2008. Contributing to the increase in the provision for loan losses were higher levels of charge-offs and non-performing loans in the second quarter of 2009 as compared to the same period in 2008, and management’s continuing concerns over the effect of the declining housing market and overall deteriorating economic conditions will have on the Company’s loan portfolio.

The second quarter and the first six months of 2009 results also reflect the sale of 34,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the issuance of a warrant (the “Warrant”) to the United States Department of the Treasury (the “Treasury Department”) as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program (the “CPP”) for a total price of $34 million. The effect of the Treasury Department’s investment on the Company’s earnings per common share includes the accrual for the payment of dividends on the Series A Preferred Stock related amortization expense of $519,00 and $777,000 for the second quarter and six month period ended June 30, 2009, respectively. No comparable dividends and amortization were applicable during the comparable 2008 periods.

FINANCIAL CONDITION

Total assets at June 30, 2009 were $1,334,114,000 as compared to $1,255,382,000 at December 31, 2008, an increase of $78,732,000 (6%). Loans outstanding increased $25,476,000 (2%) from $1,026,557,000 at December 31, 2008 to $1,052,033,000 at June 30, 2009, while available-for-sale securities increased $41,979,000 (49%) for the same time period. As Table 1 illustrates, the growth in the loan portfolio in the second quarter of 2009 came from increases in commercial loans of $4,564,000 (3%) and nonresidential real estate loans of $19,900,000 (5%). The increase in available-for-sale securities was due in part to the addition of short term investments purchased with the proceeds resulting from the sale of Series A Preferred Stock to the Treasury Department in connection with the CPP.

Deposits increased $48,182,000 (5%) to $1,119,335,000 at June 30, 2009, compared to $1,071,153,000 at December 31, 2008, while short-term borrowings decreased $7,586,000 (27%) to $20,567,000 at June 30, 2009 from $28,153,000 at December 31, 2008. As Table 1 illustrates, the growth in deposits in the first quarter of 2009 came from increases in non interest bearing deposits of $16,219,000 (10%) and certificates of deposits of $23,922,000 (7%). The decrease in short term borrowings included a $4,400,000 pay off, and termination, of the Company’s revolving line of credit with U.S. Bank National Association.

Table 1 The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	June 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$448,759	42.6%	$428,859	41.7%

Residential real estate loans	240,322	22.8	239,729	23.3
Commercial loans	179,752	17.1	175,188	17.1
Consumer loans	18,926	1.8	17,693	1.7

Construction and land development loans	150,389	14.3	150,754	14.7
Municipal obligations	14,561	1.4	14,983	1.5

Total loans	$1,052,709	100.0%	$1,027,206	100.0%

Less:
Deferred loan fees	676		649
Allowance for loan losses	11,816		9,910

Net loans	$1,040,217		$1,016,647

Type of Deposit:
Non interest bearing deposits	173,301	15.5%	$157,082	14.7%
Interest bearing transaction deposits	252,993	22.6	266,704	24.9
Money market deposits	230,601	20.6	220,704	20.6
Savings deposits	41,913	3.7	35,355	3.3
Certificates of deposits	358,234	32.0	334,312	31.2
Individual Retirement accounts	62,293	5.6	56,996	5.3

Total Deposits	$1,119,335	100.0%	$1,071,153	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common stockholders year to date decreased from $5,131,000 ($.91 diluted earnings per share) in 2008 to $4,110,000 ($.73 diluted earnings per share) in 2009, a decrease of $1,021,000 (20%). Net income available to common stockholders for the quarter ended June 30, 2009 was $1,552,000 ($.27 diluted earnings per share) as compared to $2,627,000 ($.47 diluted earnings per share) during the same period of 2008, a decrease of $1,075,000 (41%). The year to date and second quarter figures included $777,000 and $519,000 respectively in accrued preferred stock dividends and amortization. No comparable dividends and amortization were applicable in the 2008 periods. The other reasons contributing to the decrease in earnings during the first six months of 2009 were a $1,925,000 (80%) increase in provision expense and increase of FDIC expense of $1,050,000, which were partially offset by a $2,603,000 (10%) increase in revenue. The increase in FDIC insurance included a $600,000 accrual for the special assessment that will be paid in the third quarter of 2009. Contributing to the increase in the provision for loan losses was higher levels of net charge-offs and non-performing loans in the second quarter of 2009 versus the same period in 2008 and management’s concerns over the declining housing market and the overall deteriorating economic conditions. Contributing to the increase in revenue was a $1,490,000 (8%) increase in net interest income and an increase of sold loan income of $403,000 (67%).

NET INTEREST INCOME

Net interest income increased $861,000 (9%) in the second quarter of 2009 as compared to the same period in 2008, while the year to date total increased $1,490,000 (8%) from $19,724,000 in 2008 to $21,214,000 in 2009. As illustrated in Table 4, relatively all of the growth in net interest income was the result of growth in the balance sheet. The table shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,102,000. Contributing to the favorable volume variance, as illustrated in Table 2, was average earning assets increasing $126,435,000 or 11% from the second quarter of 2008 to the second quarter of 2009, while average interest bearing liabilities only increased $74,505,000 or 8% to $1,034,413,000 from the second quarter of 2008 to the second quarter of 2009.

As illustrated in Table 2, the net interest margin of 3.61% for the second quarter of 2009 was 7 basis points lower than the 3.68% net interest margin for the second quarter of 2008, while the net interest margin decreased, the net interest spread, the difference between the Bank’s yield on earning assets and the cost of interest bearing liabilities, increased by 4 basis points from the second quarter of 2008. The difference between the net interest margin and net interest spread is accounted for by the diminishing impact that net non interest bearing funding, net free funds, has on the margin as over all funding cost decrease. Table 3 shows that the net interest margin of 3.60% for the first six months of 2009 was the same as the first six months of 2008. On a linked quarter basis, the net interest margin increased 3 basis points from the 3.58% net interest margin in the first quarter of 2009. Contributing to the increase in the net interest margin from the first quarter of 2009 was the cost of interest bearing liabilities decreasing faster than the yield on earning assets was decreasing.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2009 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income be less negatively impacted from declining rates than by rising rates. As a result of the current historically low rate environment the effects of a 100 or 200 basis point decrease in rates would be negative to the net interest income. This is the result of a significant portion to the interest bearing liabilities already have a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(3.73)%
Increase 100 bp	(1.86)
Decrease 100 bp	(0.88)

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

Table 2-Average Balance Sheet Rates for Three Months Ended June 30, 2009 and 2008 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2009			Three Months ended June 30, 2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,050,749	$14,395	5.49%	$971,573	$15,773	6.53%
Securities (2)	159,767	1,305	3.28	110,174	1,164	4.25
Other interest-earning assets	36,244	72.80		38,578	242	2.52

Total interest-earning assets	1,246,760	15,772	5.07	1,120,325	17,179	6.17

Non-interest-earning assets	97,340			93,833

Total assets	$1,344,100			$1,214,158

Interest-bearing liabilities:
Transaction accounts	556,248	902	0.65	523,734	2,166	1.66
Time deposits	410,782	3,247	3.17	363,467	4,006	4.43
Borrowings	67,383	401	2.39	72,707	752	4.16

Total interest-bearing liabilities	1,034,413	4,550	1.76	959,908	6,924	2.90

Non-interest-bearing liabilities	172,137			159,694

Total liabilities	1,206,550			1,119,602

Shareholders’ equity	137,550			94,556

Total liabilities and shareholders’ equity	$1,344,100			$1,214,158

Net interest income		$11,222			$10,255

Interest rate spread			3.31%			3.27%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.61%			3.68%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.30%			.41%

Average interest-earning assets to interest-bearing liabilities	120.53%			116.71%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.70% and 34.40% tax rate in 2009 and 2008, respectively. The tax equivalent adjustment was $244,000 and $138,000 in 2009 and 2008, respectively.

Table 3-Average Balance Sheet Rates for Six Months Ended June 30, 2009 and 2008 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2009			Six Months ended June 30, 2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,039,136	$28,342	5.50%	$962,583	$32,664	6.86%
Securities (2)	141,546	2,644	3.77	117,066	2,511	4.34
Other interest-earning assets	35,509	140.80		42,701	639	3.03

Total interest-earning assets	1,216,191	31,126	5.16	1,122,350	35,814	6.45

Non-interest-earning assets	97,036			93,962

Total assets	$1,313,227			$1,216,312

Interest-bearing liabilities:
Transaction accounts	548,382	1,912.70		530,504	5,721	2.18
Time deposits	403,560	6,655	3.33	368,392	8,535	4.68
Borrowings	67,478	860	2.57	70,580	1,571	4.50

Total interest-bearing liabilities	1,019,420	9,427	1.86	969,476	15,827	3.30

Non-interest-bearing liabilities	165,490			152,788

Total liabilities	1,184,910			1,122,264

Shareholders’ equity	128,317			94,048

Total liabilities and shareholders’ equity	$1,313,227			$1,216,312

Net interest income		$21,699			$19,987

Interest rate spread			3.30%			3.15%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.60%			3.60%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.30%			.45%

Average interest-earning assets to interest-bearing liabilities	119.30%			115.77%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.70% and 34.40% tax rate in 2009 and 2008, respectively. The tax equivalent adjustment was $485,000 and $263,000 in 2009 and 2008, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2009 Compared to			Six months ended June 30, 2009 Compared to
	Three months ended June 30, 2008			Six months ended June 30, 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,223	$(2,601)	$(1,378)	$2,478	$(6,799)	$(4,321)

Securities	447	(306)	141	488	(355)	133
Other interest-earning assets(1)	(14)	(156)	(170)	(94)	(405)	(499)

Total interest-earning assets	1,656	(3,063)	(1,407)	2,872	(7,559)	(4,687)

Interest expense attributable to:
Transactions accounts	128	(1,392)	(1,264)	189	(3,998)	(3,809)
Time deposits	478	(1,237)	(759)	765	(2,645)	(1,880)
Borrowings	(52)	(299)	(351)	(67)	(644)	(711)

Total interest-bearing liabilities	554	(2,928)	(2,374)	887	(7,287)	(6,400)

Increase (decrease) in net interest income	$1,102	$(135)	$967	$1,985	$(272)	$1,713

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $4,325,000 for the six months ended June 30, 2009, an increase of $1,925,000 compared to the $2,400,000 provision recorded during the same period in 2008. For the second quarter of 2009 the provision for loan losses was $2,800,000, an increase of $1,200,000 compared to the $1,600,000 provision for the second quarter of 2008. Contributing to this increase were higher levels of charge-offs and non-performing loans in the second quarter of 2009 versus the same period in 2008 and management’s concerns over the declining housing market and overall deteriorating economic conditions.

The allowance for loan losses was $11,816,000, (1.12% of loan outstanding) at June 30, 2009 versus $9,910,000 (.97% of loan outstanding) at December 31, 2008 and $9,099,000 (.93% of loan outstanding) at June 30, 2008. Contributing to the increase in the allowance to loan ratio on a sequential basis from .97% of loans outstanding at December 31, 2008 to 1.12% at June 30, 2009 was higher specific reserves for impaired loans, which increased from $3,432,000 (.33% of loans outstanding) at December 31, 2008 to $5,036,000 (.47% of loans outstanding) at June 30, 2009.

Non-performing loans increased to $14,680,000 or 1.40% of total loans outstanding at June 30, 2009, compared to $10,136,000 or .99% at December 31, 2008, and also increased from the June 30, 2008 level of $12,235,000 or 1.24% of then total loans outstanding. The majority of the non-performing loans are individual commercial loans, which are reviewed for impairment with specific reserves allocated to them. Net charge-offs, year to date 2009, were $2,419,000 or .47% on an annualized basis to average loans, compared to the $1,806,000 and .36% for the first six months of 2008. The allowance for loan losses was 80% of non-performing loans on June 30, 2009 compared to 98% at the end of 2008 and 74% at June 30, 2008. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $15,889,000 at June 30, 2009 and $10,848,000 at December 31, 2008. This represents 1.20% of total assets at June 30, 2009 compared to .87% at December 31, 2008. Total non-performing assets as of June 30, 2009 increased from the level at June 30, 2008 when total non-performing assets were $15,709,000 or 1.30% of total assets.

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Balance of allowance at beginning of period	$10,753	$8,820	$9,910	$8,505
Adjustment related to business combination
Recoveries of loans previously charged off:
Commercial loans	20	37	29	188
Consumer loans	72	60	152	134
Mortgage loans	0	0	0	0

Total recoveries	92	97	181	322

Loans charged off:
Commercial loans	(1,332)	(944)	(1,804)	(1,425)
Consumer loans	(312)	(462)	(560)	(634)
Mortgage loans	(185)	(12)	(236)	(69)

Total charge-offs	(1,829)	(1,418)	(2,600)	(2,128)

Net charge-offs	(1,737)	(1,321)	(2,419)	(1,806)
Provision for loan losses	2,800	1,600	4,325	2,400

Balance of allowance at end of period	$11,816	$9,099	$11,816	$9,099

Net charge-offs to average loans outstanding for period	.68%	.54%	.47%	.40%

Allowance at end of period to loans at end of period	1.12%	.93%	1.12%	.93%

Allowance to nonperforming loans at end of period	80.49%	74.37%	80.49%	74.37%

NON-INTEREST INCOME

Table 6-Major Components of Non-Interest Income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Non-interest income:

Service charges and fees	$2,289	$2,327	$4,304	$4,197
Gain on sale of securities	—	—	263	—
Mortgage banking income	478	165	1,004	601
Trust Fee Income	271	283	501	575
Bankcard transaction revenue	551	500	1,042	933
Company owned life insurance earnings	228	197	459	407
Other	405	185	751	498

Total non-interest income	$4,222	$3,657	$8,324	$7,211

As illustrated in Table 6, total non-interest income increased $1,113,000 (15%) for the first six months of 2009 from $7,211,000 at June 30, 2008 to $8,324,000 at June 30, 2009. For the second quarter of 2009 non-interest income increased $565,000 (15%) to $4,222,000 compared to $3,657,000 for the same period in 2008. Increases for the six months ended June 30, 2009 included service charges and fees (up $107,000, 3%), mortgage banking income (up $403,000, 67%), and bankcard transaction revenue (up $109,000, 12%), which were partially offset by lower trust fee income (down $74,000, 13%). The increase in mortgage banking income was the result of higher refinancing business as a result of lower mortgage loan rates. Contributing to the decrease in trust fee income was the recent economic downturn that has affected portfolio balances.

NON-INTEREST EXPENSE

Table 7-Major Components of Non-Interest Expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2009	2008	2009	2008
Non-interest expense:

Salaries and benefits	$4,048	$3,979	$8,047	$8,275
Occupancy and equipment	1,169	1,183	2,406	2,395
Data processing	385	339	779	699
Advertising	271	176	468	331
Electronic banking	262	274	501	498
Outside servicing fees	416	336	753	646
State bank taxes	360	330	720	640
Other real estate owned	12	37	70	126
Amortization of intangible assets	283	333	579	685
FDIC insurance	1,027	195	1,426	376
Other	1,352	1,210	2,684	2,461

Total non-interest expense	$9,585	$8,392	$18,433	$17,132

As illustrated in Table 7, non-interest expense increased to $18,433,000 in the first half of 2009 and to $9,585,000 for the second quarter of 2009 from $17,132,000 and $8,329,000 in the same periods of 2008, an increase of $1,301,000 (8%) and $1,193,000

(14%), respectively. The largest increase in non-interest expense resulted from a $1,050,000 (279%) increase in the FDIC assessment rates and the special assessment to all FDIC insured institutions for the first six months of 2009, as compared to the same period in 2008. The increased FDIC assessments were imposed to increase the Deposit Insurance Fund’s reserve ratio, which has been impacted by an increased number of bank failures. The next largest increase in non-interest expense was advertising, which increased $137,000 (41%) for the first six months of 2009 compared to the same period in 2008. The increase in advertising expense was the result of $170,000 in expense as a result of the naming rights for The Bank of Kentucky Center at Northern Kentucky University and The Bank of Kentucky Field at the Thomas Moore college.

INCOME TAX EXPENSE

During the first six months of 2009, income tax expense decreased $379,000 (17%) from $2,272,000 in the first six months of 2008 to $1,893,000 in the same period of 2009 as a result of lower earnings. For the second quarter of 2009 income tax expense decreased $411,000 (36%) to $744,000 compared to $1,155,000 for the same period in 2008 as a result of lower earnings. The effective tax rate decreased to 27.92% for the first six months of 2009 compared to 30.69% for the same period in 2008. For the second quarter of 2009 the effective tax rate decreased to 26.43% compared to 30.54% for the same period of 2008. Contributing to the decrease in the effective tax rates was an increase in tax free income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total shareholders’ equity increased $36,934,000 from $101,448,000 at December 31, 2008 to $138,382,000 at June 30, 2009, of which $34,000,000 was the result of the Treasury Department’s investment in the Company through the CPP. In the first six months of 2009, the Company paid a cash dividend of $.28 per share totaling $1,572,000.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common stockholders, and for general operating expenses. The Board of Governors of the Federal Reserve System and (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2009, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $40,913,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At June 30, 2009, the Bank’s leverage and total risk-based capital ratios were 10.74% and 13.35% respectively, which exceed the well-capitalized thresholds.

As of January 1, 2009, the Company did not have a stock repurchase program in place.

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

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas Moore’s campus. The Bank committed $1,000,000 to the project, which will be named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2009, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Company no longer maintains a share repurchase program and did not repurchase any shares during the second quarter 2009.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Stockholders of the Company was held on April 17, 2009. The matters voted on at the meeting and the results of these votes are as follows.

(1) Election of four directors of BKFC:

	For	Against/Withheld	Abstentions
Charles M. Berger	4,697,013	11,389	—
Rodney S. Cain	4,635,577	72,825	—
Harry J. Humpert	4,685,532	22,870	—
Barry G. Kienzle	4,695,970	12,432	—
John E. Miracle	4,689,155	19,247
Mary Sue Rudicill	4,695,313	13,089
Ruth M. Seligman-Doering	4,698,310	10,089
Herbert H. Works	4,685,532	22,870
Robert W. Zapp	4,632,654	75,748

(2) Ratification of the selection of Crowe Horwath LLP as the independent registered public accounting firm of the Company for the current fiscal year:

	For	Against/Withheld	Abstentions
	4,677,345	22,849	8,208

(3) Non-binding advisory proposal for the compensation of the Company’s Executive Officers:

	For	Against/Withheld	Abstentions
	4,597,237	61,905	49,260

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	August 6, 2009	/s/ Robert W. Zapp
Robert W. Zapp
President

Date:	August 6, 2009	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary