Form 10-Q
period 2009-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2009-11-06
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2009

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

As of October 19, 2009, 5,616,707 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	September 30 2009	December 31 2008
Assets
Cash and cash equivalents	$56,418	$38,656
Interest bearing deposits with banks	100	100
Available-for-sale securities	117,861	85,487
Held-to-maturity securities	35,871	33,725
Loans held for sale	2,926	2,625
Total loans	1,110,202	1,026,557
Less: Allowances for loan losses	13,778	9,910

Net loans	1,096,424	1,016,647
Premises and equipment, net	18,793	18,824
FHLB stock, at cost	4,959	4,959
Goodwill	15,209	15,209
Acquisition intangibles, net	1,716	2,552
Cash surrender value of life insurance	24,003	21,316
Accrued interest receivable and other assets	17,389	15,282

Total assets	$1,391,669	$1,255,382

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,150,764	$1,071,153
Short-term borrowings	46,220	28,153
Notes payable	44,785	44,798
Accrued interest payable and other liabilities	11,030	9,830

Total liabilities	1,252,799	1,153,934

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 5,616,707 (2009) and 5,606,607 (2008) shares issued and outstanding	3,098	3,098
Additional paid-in capital	4,307	2,708
Preferred Stock, no par value, $34,000 liquidation value, authorized and issued 34,000 shares	33,142	—
Retained earnings	96,612	94,608
Accumulated other comprehensive income	1,711	1,034

Total shareholders’ equity	138,870	101,448

Total liabilities and shareholders’ equity	$1,391,669	$1,255,382

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
INTEREST INCOME
Loans, including related fees	$14,553	$15,749	$42,737	$48,320
Securities and other	1,234	1,114	3,691	4,094

Total interest income	15,787	16,863	46,428	52,414

INTEREST EXPENSE
Deposits	4,019	5,607	12,586	19,863
Borrowings	351	712	1,211	2,283

Total interest expense	4,370	6,319	13,797	22,146

Net interest income	11,417	10,544	32,631	30,268
Provision for loan losses	4,000	775	8,325	3,175

Net interest income after provision for loan losses	7,417	9,769	24,306	27,093

NON-INTEREST INCOME
Service charges and fees	2,444	2,452	6,748	6,649
Gain on securities	0	0	263	0
Gain on loans sold	223	116	1,227	717
Other	909	1,339	3,662	3,752

Total non-interest income	3,576	3,907	11,900	11,118

NON-INTEREST EXPENSE
Salaries and benefits	4,006	4,224	12,053	12,499
Occupancy and equipment	1,158	1,191	3,564	3,586
Data processing	392	336	1,171	1,035
Advertising	276	263	744	594
Other	3,166	2,720	9,899	8,152

Total non-interest expense	8,998	8,734	27,431	25,866

INCOME BEFORE INCOME TAXES	1,995	4,942	8,775	12,345
Less: income taxes	450	1,523	2,343	3,795

NET INCOME	$1,545	$3,419	$6,432	$8,550

Preferred stock dividend and discount accretion	(506)	—	(1,283)	—

Net Income available to common shareholders	1,039	3,419	5,149	8,550

COMPREHENSIVE INCOME	$2,296	$3,633	$7,109	$8,593

Earnings per share, basic	$.19	$.61	$.92	$1.52
Earnings per share, diluted	$.18	$.61	$.91	$1.52

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except per share data -unaudited)

	2009	2008

Balance as of January 1	$101,448	$93,485
Comprehensive Income:
Net Income	6,432	8,550
Change in net unrealized gain (loss), net of tax	677	43

Total Comprehensive Income	7,109	8,593

Cash dividends paid on common stock	(3,144)	(3,038)
Exercise of stock options (10,100 and 2,700 shares), including tax benefit	193	44
Stock-based compensation expense	391	501
Preferred stock issued	32,931	—
Common stock warrant issued	1,015	—
Paid and accrued dividends on preferred stock	(1,073)	—
Stock repurchase and retirement (0 and 80,300 shares)	—	(1,866)

Balance as of September 30	$138,870	$97,719

Dividends per share	$0.56	$0.54

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2009	2008

Cash Flows from Operating Activities

Net income	$6,432	$8,550
Adjustments to reconcile net income to net cash From operating activities	10,216	7,324

Net cash from operating activities	16,648	15,874

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	1,820	4,897
Proceeds from paydowns and maturities of available-for-sale securities	57,755	177,869
Purchases of held-to-maturity securities	(3,972)	(13,894)
Purchases of available-for-sale securities	(104,038)	(98,301)
Purchases of company owned life insurance	(2,000)	—
Net change in loans	(41,211)	(53,519)
Purchase of loans	(49,060)	—
Proceeds from the sale of other real estate	1,400	1,792
Proceeds from sale of securities	13,852	—
Property and equipment expenditures	(1,233)	(2,616)

Net cash from investing activities	(126,687)	16,228

Cash Flows from Financing Activities

Net change in deposits	79,611	(69,586)
Net change in short-term borrowings	18,067	45,665
Proceeds from exercise of stock options	193	44
Cash dividends paid	(4,003)	(3,038)
Stock repurchase and retirement	—	(1,866)
Proceeds from note payable	—	20,000
Proceeds from issuance of preferred stock and warrants, net	33,946	—
Payments on note payable	(13)	(17,538)

Net cash from financing activities	127,801	(26,319)

Net change in cash and cash equivalents	17,762	5,783
Cash and cash equivalents at beginning of period	38,656	38,876

Cash and cash equivalents at end of period	$56,418	$44,659

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2009

(unaudited)

Note 1 – Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments, in particular, are subject to change.

Subsequent events have been updated through November 6, 2009, the date these financial statements were issued.

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended September 2009 and 2008, 120,168 and 595,350 options were not considered, as they were not dilutive, and for the nine months ended September 2009 and 2008, 521,647 and 547,005 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Weighted average shares outstanding	5,615,475	5,606,607	5,613,230	5,626,046
Dilutive effects of assumed exercises of stock options and warrant	88,305	373	44,813	6,051

Shares used to compute diluted Earnings per share	5,703,780	5,606,980	5,658,043	5,632,097

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

The Company recorded stock option expense of $109,000 ($109,000, net of taxes) and $391,000 ($368,000, net of taxes) for the three and nine months ended September 30, 2009, with 2008 stock option expense of $141,000 ($141,000 net of taxes) and $501,000 ($474,000 net of taxes) in the three and nine months ended September 30, 2008.

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

Note 7 – New Accounting Pronouncements:

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to FASB ASC 105-10: Generally Accepted Accounting Principles (“ASC 105-10”). The FASB Codification (the “Codification”) is the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative GAAP for companies that are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). On the effective date of ASC 105-10, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. ASC 105-10 is effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of this guidance by the Company did not have a material effect on the results of operations or financial condition. Technical references to GAAP are now provided in these financial statements under this new FASB ASC structure.

In December 2007, the FASB issued guidance impacting ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interests in an acquire, including the recognition and measurement of goodwill acquired in a business combination. It is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption of this standard is disclosed in Note 11 to these Financial Statements.

In April 2009, the FASB issued guidance impacting ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The additional guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter, and the adoption did not to have a material effect on the results of operations or financial position. The adoption of this guidance is reflected in Note 8 to these Financial Statements, and the adoption of this guidance did not have a material effect on the results of operations or financial condition.

In April 2009, the FASB issued guidance impacting ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This additional guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this guidance during the second quarter of 2009, and the adoption of the guidance has not had a material effect on the Company’s results of operations or financial position.

In April 2009, the FASB issued guidance impacting ASC 825-10, Interim Disclosures about Fair Value of Financial Instruments. This additional guidance amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance during the second quarter of 2009, however, the adoption of the guidance has not had a material effect on the Company’s results of operations or financial position. The adoption of this guidance is reflected in Note 9 to these financial statements.

Note 8 – Securities:

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2009
U.S. Government, federal agencies and Government sponsored enterprises	$56,723	$415	$—	$57,138
U.S. Government agency mortgage-backed	57,301	2,177	—	59,478
Corporate	1,245	—	—	1,245

	$115,269	$2,592	$—	$117,861

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2008
U.S. Government, federal agencies and Government sponsored enterprises	$40,045	$381	$—	$40,426
U.S. Government agency mortgage-backed	42,631	1,191	(6)	43,816
Corporate	1,245	—	—	1,245

	$83,921	$1,572	$(6)	$85,487

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

2009
Municipal and other obligations	$35,871	$694	$—	$36,565

2008
Municipal and other obligations	$33,725	$45	$(354)	$33,416

The fair value of debt securities and carrying amount, if different, at September 30, 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale	Held-to-Maturity
	Fair Value	Carrying Value	Fair Value
Due in one year or less	$17,142	$2,807	$2,841
Due after one year through five years	37,976	19,893	20,103
Due after five years through ten years	—	13,171	13,621
Due after ten years	3,265	—	—
U.S. Government agency Mortgage-backed	59,478	—	—

	$117,861	$35,871	$36,565

Gains from sales of securities available for sale were $263,000 for the first nine months of 2009, with no losses. There were no sales of available for sale securities in 2008.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. If an entity does not intend to sell the security and it is not more likely than not that the entity will be required to sell the security before recovery of its amortized cost basis less any current-period loss, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected is recognized earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

As of September 30, 2009, the Bank’s security portfolio consisted of 117 securities, one of which was in an unrealized loss position, this loss position was less than one hundred dollars. There were no other-than-temporary-impairment of securities at September 30, 2009. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and its likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At September 30, 2009, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company would not consider these securities to be other-than temporarily impaired, if there were unrealized losses at September 30, 2009.

At September 30, 2009 and December 31, 2008, securities with a carrying value of $124,721 and $101,407 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2009 and December 31, 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009
U.S. Government, federal agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
U.S. Gov’t agency Mortgage-backed	—	—	—	—	—	—
Municipal & other obligations	—	—	—	—	—	—

Total temporarily impaired	$—	$—	$—	$—	$—	$—

December 31, 2008
U.S. Gov’t agency Mortgage-backed	$458	$(6)	$—	$—	$458	$(6)
Municipal & other obligations	9,440	(309)	3,371	(45)	12,811	(354)

Total temporarily impaired	$9,898	$(315)	$3,371	$(45)	$13,269	$(360)

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used to in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued using Level 3 inputs as there is no readily observable market activity. Management determines the value of this security based on expected cash flows, the credit quality of the security, and current market interest rates. Based on the credit and interest rate characteristics of this security, fair value approximates amortized cost

The fair value of impaired loans with specific allocations of the allowance for loan losses is generally based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are typically significant and result in a Level 3 classification of the inputs for determining fair value.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Total September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government, federal agencies and Government sponsored enterprises	$57,138	$—	$57,138	$—
U.S. Government agency mortgage-backed	59,478	—	59,478	—
Corporate	1,245	—	—	1,245

Total	117,861	—	116,616	1,245

		Fair Value Measurements at December 31, 2008 Using
	Total December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities:
U.S. Government, federal agencies and Government sponsored enterprises	$40,426	$—	$40,426	$—
U.S. Government agency mortgage-backed	43,816	—	43,816	—
Corporate	1,245	—	—	1,245

Total	85,487	—	84,242	1,245

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2009 or the year ended December 31, 2008.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2009 for Level 3 assets and liabilities that are still held at September 30, 2009.

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below (in thousands):

		Fair Value Measurements at September 30, 2009 Using
	Total September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$25,955	$—	$15,498	$10,457

		Fair Value Measurements at December 31, 2008 Using
	Total December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Impaired loans	$10,524	$—	$4,064	$6,460

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $32,521, with a valuation allowance of $6,566, resulting in an additional provision for loan losses of $1,530 for the third quarter of 2009 and $3,133 for first nine months of 2009.

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30,		December 31,
	2 0 0 9		2 0 0 8
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$56,418	$56,418	$38,656	$38,656
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	117,861	117,861	85,487	85,487
Held-to-maturity securities	35,871	36,565	33,725	33,416
Loans held for sale	2,926	2,926	2,625	2,625
Loans (net)	1,096,424	1,077,693	1,016,647	991,013
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,348	4,348	4,317	4,317

Financial liabilities
Deposits	$(1,150,764)	$(1,154,264)	$(1,071,153)	$(1,071,915)
Short-term borrowings	(46,220)	(46,220)	(28,153)	(28,153)
Notes payable	(44,785)	(35,856)	(44,798)	(36,777)
Accrued interest payable	(4,338)	(4,338)	(4,757)	(4,757)
Standby letters of credit	(245)	(245)	(185)	(185)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for both securities available for sale and held to maturity is as previously described for securities available for sale. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at period end, for new deposits, applied until maturity. Estimated fair value of debt is based on current rates for similar financing. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.

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

Both the Series A Preferred Stock and the Warrant are accounted for as components of Tier 1 capital. The net proceeds received from the Treasury Department were allocated between the Series A Preferred Stock and Warrant based on relative fair value. The Series A Preferred Stock will be accreted to liquidation value over the expected life of the shares, with accretion charged to retained earnings.

Note 11 – Pending Acquisition:

On September 2, 2009, the Company and Integra Bank Corporation, headquartered in Evansville, Indiana announced that the Bank had agreed to purchase three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky. In addition, the Bank also agreed as part of the branch purchase to acquire certain deposit liabilities and assets of Integra Bank’s banking offices located in Union and Florence, Kentucky. In a separate transaction, the Bank agreed to purchase a portfolio of commercial loans originated by Integra Bank’s Covington, Kentucky, loan production office.

In the branch purchase transaction, the Bank will assume approximately $85 million (as of August 31, 2009) of deposit liabilities related to the five branches and buy certain branch-related assets, including at least $35 million (as of July 31, 2009) in selected loans. Integra Bank intends to close the Union and Florence banking offices following the completion of this transaction and seek a buyer for the real estate. Integra Bank’s customers at such banking offices will be served by existing, nearby branch offices of the Bank.

In the commercial loan purchase transaction, which occurred in September 2009, the Bank purchased approximately $50 million in selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. It is anticipated that additional commercial loans related to Integra Bank’s Covington, Kentucky loan production office will be purchased at the closing of the branch purchase transaction.

Upon closing of the branch purchase, the Bank will pay a 6.50% deposit premium for the deposit liabilities, while the loans will be acquired at a 1% discount. All other assets will be sold at their book values. The transactions are subject to customary conditions, including regulatory approval for the branch sale. The parties expect the branch purchase transaction to close during the fourth quarter of 2009.

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

The Company believes its critical accounting policies and estimates include the valuation of the allowance for loan losses. Based on management’s calculations, an allowance of $13,788,000 or 1.24% of total loans was an appropriate estimate of losses within the loan portfolio as of September 30, 2009. This estimate resulted in a provision for loan losses on the income statement of $8,325,000 for the nine months ended September 30, 2009. If the mix and amount of future losses differ significantly from those assumptions used by management in making its determination, the allowance for loan losses and provision for loan losses on the income statement could be materially affected.

OVERVIEW

The Company reported a decrease in diluted net income per share of 40% for the first nine months of 2009, and a decrease of 70% for the third quarter, as compared to the same periods in 2008. Highlighting third quarter 2009 results was an increase in total operating revenue of 1,065,000 (7%), an increase in loans of $110,809,000 (11%) and an increase in deposits of 158,272,000 (16%), as compared to the third quarter of 2008. Offsetting these increases was an additional $3,225,000 provision for loan losses and a $523,000 increase in losses on the sale of other real estate owned (OREO) as compared to the third quarter of 2008. Contributing to the revenue increase was the result of increases in net interest income of $873,000, or 8% in the third quarter of 2009, as compared to the same period in 2008. Contributing to the increase in the provision for loan losses were higher levels of charge-offs and non-performing loans in the third quarter of 2009 as compared to the same period in 2008, and management’s continuing concerns over the effect of the declining housing market, falling real estate values and the overall deteriorating economic conditions will have on the Company’s loan portfolio. The losses on the sale of OREO property included a loss of $462,000 on one property.

The third quarter and the first nine months of 2009 results also reflect the sale of 34,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”) and the issuance of a warrant (the “Warrant”) to the United States Department of the Treasury (the “Treasury Department”) as part of the Troubled Asset Relief Program (TARP) Capital Purchase Program (the “CPP”) for a total price of $34 million. The effect of the Treasury Department’s investment on the Company’s earnings per common share includes the accrual for the payment of dividends on the Series A Preferred Stock and related amortization expense of $506,000 and $1,283,000 for the third quarter and nine month period ended September 30, 2009, respectively. No comparable dividends and amortization were applicable during the comparable 2008 periods.

In the third quarter of 2009, the Bank announced plans to purchase three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky, loan production office. This transaction is expected to add $85,000,000 in deposits and at least $85,000,000 million in loans. As of September 30, 2009, the Bank has purchased $50,000,000 million of the loans from Integra Bank. The remainder of the transaction is expected to close in the fourth quarter of 2009.

FINANCIAL CONDITION

Total assets at September 30, 2009 were $1,391,669,000 as compared to $1,255,382,000 at December 31, 2008, an increase of $136,287,000 (11%). Loans outstanding increased $83,645,000 (8%) from $1,026,557,000 at December 31, 2008 to $1,110,202,000 at September 30, 2009, while available-for-sale securities increased $32,374,000 (38%) for the same time period. As Table 1 illustrates, the growth in the loan portfolio in 2009 came from increases in commercial loans of $45,626,000 (26%) and nonresidential real estate loans of $28,279,000 (7%). Contributing to the increase in loans was the $50,0000,000 loans purchase from Integra, the majority of which were commercial loans. The increase in available-for-sale securities was due in part to the addition of short term investments purchased with the proceeds resulting from the sale of Series A Preferred Stock to the Treasury Department in connection with the CPP.

Deposits increased $79,611,000 (7%) to $1,150,764,000 at September 30, 2009, compared to $1,071,153,000 at December 31, 2008, while short-term borrowings increased $18,067,000 (64%) to $46,220,000 at September 30, 2009 from $28,153,000 at December 31, 2008. As Table 1 illustrates, the growth in deposits for the first nine months of 2009 came from increases in savings deposits of $12,714,000 (42%) and certificates of deposits of $45,496,000 (14%). The increase in short term borrowings included fed funds purchased of $24,306,000 on September 30, 2009, which were used to fund a portion of the loans purchased from Integra.

Table 1 The following table sets forth the composition of the Bank’s loans and deposits at the dates indicated:

	September 30, 2009		December 31, 2008
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$457,138	41.1%	$428,859	41.7%

One- to four-family residential real estate loans	243,303	21.9	239,729	23.3
Commercial loans	220,814	19.9	175,188	17.1
Consumer loans	18,057	1.6	17,693	1.7

Construction and land development loans	153,131	13.8	150,754	14.7
Municipal obligations	18,960	1.7	14,983	1.5

Total loans	$1,111,403	100.0%	$1,027,206	100.0%

Less:
Deferred loan fees	1,201		649
Allowance for loan losses	13,778		9,910

Net loans	$1,096,424		$1,016,647

Type of Deposit:
Non interest bearing deposits	$175,877	15.3%	$157,082	14.7%
Interest bearing transaction deposits	249,984	21.7	266,704	24.9
Money market deposits	253,119	22.0	220,704	20.6
Savings deposits	43,244	3.8	35,355	3.3
Certificates of deposits	365,073	31.7	334,312	31.2
Individual Retirement accounts	63,467	5.5	56,996	5.3

Total Deposits	$1,150,764	100.0%	$1,071,153	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common stockholders year to date decreased from $8,550,000 ($1.52 diluted earnings per share) in 2008 to $5,149,000 ($.91 diluted earnings per share) in 2009, a decrease of $3,401,000 (40%). Net income available to common stockholders for the quarter ended September 30, 2009 was $1,039,000 ($.18 diluted earnings per share) as compared to $3,419,000 ($.61 diluted earnings per share) during the same period of 2008, a decrease of $2,380,000 (70%). The year to date and third quarter figures included $1,283,000 and $506,000 respectively in accrued preferred stock dividends and amortization. No comparable dividends and amortization were applicable for the 2008 periods. Other factors contributing to the decrease in earnings during the first nine months of 2009 were a $5,150,000 (162%) increase in provision expense, and increase of Federal Deposit Insurance Corporation (“FDIC”) expense of $1,284,000, which were partially offset by a $3,138,000 (8%) increase in revenue. The increase in FDIC insurance included a $600,000 special assessment that was accrued in the second quarter of 2009 and paid in the third quarter of 2009. Contributing to the increase in the provision for loan losses was higher levels of net charge-offs and non-performing loans in the third quarter of 2009 versus the same period in 2008 and management’s concerns over the declining housing market, falling real estate values and the overall deteriorating economic conditions. Contributing to the increase in revenue was a $2,363,000 (8%) increase in net interest income and an increase of sold loan income of $510,000 (71%).

NET INTEREST INCOME

Net interest income increased $873,000 (8%) in the third quarter of 2009 as compared to the same period in 2008, while the year to date total increased $2,363,000 (8%) from $30,268,000 in 2008 to $32,631,000 in 2009. As illustrated in Table 4, relatively all of the growth in net interest income was the result of growth in the balance sheet. The table shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,095,000. Contributing to the favorable volume variance, as illustrated in Table 2, was average earning assets increasing $148,317,000 or 14% from the third quarter of 2008 to the third quarter of 2009, while average interest bearing liabilities only increased $103,895,000 or 11% to $1,035,521,000 from the third quarter of 2008 to the third quarter of 2009.

As illustrated in Table 2, the net interest margin of 3.72% for the third quarter of 2009 was 14 basis points lower than the 3.86% net interest margin for the third quarter of 2008, while the net interest margin decreased, the net interest spread, the difference between the Bank’s yield on earning assets and the cost of interest bearing liabilities, decreased by only 1 basis point from the third quarter of 2008. The difference between the net interest margin and net interest spread is accounted for by the diminishing impact that net non interest bearing funding, net free funds, has on the margin as over all funding cost decrease. Table 3 shows that the net interest margin of 3.65% for the first nine months of 2009 was 4 basis points lower than the 3.69% the first nine months of 2008. On a linked quarter basis, the net interest margin increased 11 basis points from the 3.61% net interest margin in the second quarter of 2009. Contributing to the increase in the net interest margin from the second quarter of 2009 was the decreasing cost of interest bearing liabilities, which decreased 9 basis points in the third quarter.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2009 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income less negatively impacted from declining rates than by rising rates. As a result of the current historically low rate environment the effects of a 100 or 200 basis point decrease in rates would be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(3.84)%
Increase 100 bp	(1.87)
Decrease 100 bp	(0.97)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2009 and 2008 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2009			Three Months ended September 30, 2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,065,031	14,650	5.46%	$991,206	15,784	6.32%
Securities (2)	161,026	1,327	3.27	99,185	1,145	4.58
Other interest-earning assets	20,516	73	1.41	7,865	81	4.14

Total interest-earning assets	1,246,573	16,050	5.11	1,098,256	17,010	6.14

Non-interest-earning assets	100,101			97,033

Total assets	$1,346,674			$1,195,289

Interest-bearing liabilities:
Transaction accounts	546,114	944	0.69	492,501	2,013	1.62
Time deposits	421,854	3,075	2.89	359,898	3,594	3.96
Borrowings	67,553	351	2.06	79,227	712	3.57

Total interest-bearing liabilities	1,035,521	4,370	1.67	931,626	6,319	2.69

Non-interest-bearing liabilities	172,547			167,045

Total liabilities	1,208,068			1,098,671

Shareholders’ equity	138,606			96,618

Total liabilities and shareholders’ equity	$1,346,674			$1,195,289

Net interest income		$11,680			$10,691

Interest rate spread			3.44%			3.45%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.72%			3.86%

Effect of net free funds (earning assets funded by non interest bearing liabilities)			.28%			.41%

Average interest-earning assets to interest-bearing liabilities	120.38%			117.89%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.7% and 34.4% tax rate in 2009 and 2008, respectively. The tax equivalent adjustment was $263,000 and $147,000 in 2009 and 2008 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2009 and 2008 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2009			Nine Months ended September 30, 2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,047,862	$42,992	5.50%	$972,194	$48,448	6.68%
Securities (2)	148,111	3,972	3.60	111,063	3,656	4.41
Other interest-earning assets	30,457	213	0.94	31,004	721	3.11

Total interest-earning assets	1,226,430	47,177	5.14	1,114,261	52,825	6.33

Non-interest-earning assets	98,069			94,992

Total assets	$1,324,499			$1,209,253

Interest-bearing liabilities:
Transaction accounts	547,619	2,856	0.70	517,710	7,734	2.00
Time deposits	409,725	9,730	3.18	365,540	12,129	4.45
Borrowings	66,729	1,211	2.43	72,643	2,283	4.21

Total interest-bearing liabilities	1,024,073	13,797	1.81	955,893	22,146	3.11

Non-interest-bearing liabilities	168,680			158,455

Total liabilities	1,192,753			1,114,348

Shareholders’ equity	131,746			94,905

Total liabilities and shareholders’ equity	$1,324,499			$1,209,253

Net interest income		$33,380			$30,679

Interest rate spread			3.33%			3.22%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.65%			3.69%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			.32%			.47%

Average interest-earning assets to interest-bearing liabilities	119.76%			116.57%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.7% and 34.4% tax rate in 2009 and 2008, respectively. The tax equivalent adjustment was $749,000 and $411,000, in 2009 and 2008 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30,2009 Compared to Three months ended September 30, 2008			Nine months ended September 30, 2009 Compared to Nine months ended September 30, 2008
	Increase (Decrease)			Increase (Decrease)
		Due to Rate			Due to Rate
	Volume		Total	Volume		Total
Interest income attributable to:
Loans receivable	$1,110	$(2,243)	$(1,133)	$3,586	$(9,042)	$(5,456)

Securities	569	(387)	182	1,080	(764)	316
Other interest-earning assets(1)	70	(79)	(9)	(13)	(495)	(508)

Total interest-earning assets	1,749	(2,709)	(960)	4,653	(10,301)	(5,648)

Interest expense attributable to:
Transactions accounts	198	(1,267)	(1,069)	425	(5,303)	(4,878)
Time deposits	549	(1,068)	(519)	1,349	(3,748)	(2,399)
Borrowings	(93)	(268)	(361)	(174)	(898)	(1,072)

Total interest-bearing liabilities	654	(2,603)	(1,949)	1,600	(9,949)	(8,349)

Increase (decrease) in net interest income	$1,095	$(106)	$989	$3,053	$(352)	$2,701

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

The provision for loan losses was $8,325,000 for the nine months ended September 30, 2009, an increase of $5,150,000 (162%) compared to the $3,175,000 provision recorded during the same period in 2008. For the third quarter of 2009 the provision for loan losses was $4,000,000, an increase of $3,225,000 (416%) compared to the $775,000 provision for the third quarter of 2008. Contributing to this increase were higher levels of charge-offs, non-performing loans and higher specific reserves for impaired loans in the third quarter of 2009 versus the same period in 2008 and management’s continuing concerns over the effect of the declining housing market, falling real estate values and overall deteriorating economic conditions will have on the Company’s loan portfolio. While the Company does not have higher risk loans such as subprime loans or option adjustable rate mortgage products in its portfolio, the majority of the non performing loans are secured by real estate. The provision and allowance for loan losses reflect the depreciation in real estate values, for loans that are going into foreclosure, and for the appraisals on loans that are showing impairment. The provision and allowance also reflects the deterioration in the value of guarantor support and lower debt coverage ratio’s for all loan categories.

The allowance for loan losses was $13,778,000 (1.24% of loan outstanding) at September 30, 2009 versus $9,910,000 (.97% of loan outstanding) at December 31, 2008 and $9,464,000 (.95% of loan outstanding) at September 30, 2008. Removing the approximately $50,000,000 loans purchased from Integra in the third quarter of 2009 at a discount of just under 1%, the allowance to loan ratio would have increased to 1.30%. These purchased loans are performing loans, and current accounting practice does not allow the discount to be added to the Company’s allowance for loan losses. Contributing to the increase in the allowance to loan ratio on a sequential basis from 1.12% of loans outstanding at June 30, 2009 to 1.24% (1.30% excluding the purchased loans) at September 30, 2009 was higher specific reserves for impaired loans, which increased from $5,036,000 (.47% of loans outstanding) at June 30, 2009 to $6,566,000 (.59% of loans outstanding) at September 30, 2009.

Non-performing loans increased to $25,397,000 or 2.29% of total loans outstanding at September 30, 2009, compared to $10,136,000 or .99% at December 31, 2008, and also increased from the September 30, 2008 level of $11,645,000 or 1.17% of then total loans outstanding. The growth of non-performing loans in the third quarter included one commercial loan relationship for approximately $8,000,000, that while current on payments, showed significant stress resulting in the Bank’s concern as to whether this borrower will be able to continue making these payments. The majority of the non-performing loans are individual commercial loans, which are reviewed for impairment with specific reserves allocated to them. Net charge-offs, year to date 2009, were $4,457,000 or .57% on an annualized basis to average loans, compared to the $2,216,000 and .30% for the first nine months of 2008. The allowance for loan losses was 54% of non-performing loans on September 30, 2009 compared to 98% at the end of 2008 and 81% at September 30, 2008. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information about specific borrowers. Also, as a result of the current economic stress with its negative effect on debt coverage ratio’s, guarantor support and the depreciation in real estate values management has aggressively downgraded loans. Classified loans have increased from $86,848,000 at December 31, 2008 to $148,516,000 at September 30, 2009. While all of the classified loans do not show impairment and are not all non-performing loans, they do show significant stress on the borrower and require a higher level of attention from management. Management believes the provision for loan losses is directionally consistent with the Bank’s change in credit quality, and is sufficient to absorb probable incurred losses in the loan portfolio.

The aggregate amounts of the Bank’s classified assets at September 30, 2009 and December 31, 2008 were as follows:

	9/30/09	12/31/08
	(Dollars in thousands)
Special mention (risk rating 6)	$60,069	$47,149
Substandard (risk rating 7)	87,881	39,524
Doubtful (risk rating 8)	566	175
Loss (risk rating 9)	—	—

Total classified assets	$148,516	$86,848

Non-performing assets, which include non-performing loans and other real estate owned, totaled $26,412,000 at September 30, 2009 and $10,848,000 at December 31, 2008. This represents 1.91% of total assets at September 30, 2009 compared to .87% at December 31, 2008. Total non-performing assets as of September 30, 2009 increased from the level at September 30, 2008 when total non-performing assets were $15,318,000 or 1.26% of total assets.

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2009	2008	2009	2008

Balance of allowance at beginning of period	$11,816	$9,099	$9,910	$8,505
Adjustment related to business combination
Recoveries of loans previously charged off:
Commercial loans	124	16	153	204
Consumer loans	82	59	234	193
Mortgage loans	—	2	—	2

Total recoveries	206	77	387	399

Loans charged off:
Commercial loans	(1,860)	(228)	(3,664)	(1,653)
Consumer loans	(356)	(221)	(916)	(854)
Mortgage loans	(28)	(38)	(264)	(108)

Total charge-offs	(2,244)	(487)	(4,844)	(2,615)

Net charge-offs	(410)	(410)	(4,457)	(2,216)
Provision for loan losses	4,000	775	8,325	3,175
Balance of allowance at end of period	$13,778	$9,464	$13,778	$9,464

Net charge-offs to average loans outstanding for period	.76%	.16%	.57%	.30%

Allowance at end of period to loans at end of period	1.24%	.95%	1.24%	.95%

Allowance to nonperforming loans at end of period	54.25%	81.27%	54.25%	81.27%

NON-INTEREST INCOME

Table 6-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2009	2008	2009	2008

Service charges and fees	$2,444	$2,452	$6,748	$6,649
Gain on sale of securities	0	0	263	0
Mortgage banking income	223	116	1,227	717
Trust fee income	288	284	789	859
Bankcard transaction revenue	579	502	1,621	1,435
Company owned life insurance earnings	227	196	686	603
Losses on other real estate owned	(594)	(71)	(542)	(286)
Other	409	428	1,108	1,141

Total non-interest income	$3,576	$3,907	$11,900	$11,118

As illustrated in Table 6, total non-interest income increased $782,000 (7%) for the first nine months of 2009 from $11,118,000 at September 30, 2008 to $11,900,000 at September 30, 2009. For the third quarter of 2009 non-interest income decreased $331,000 (8%) to $3,576,000 compared to $3,907,000 for the same period in 2008. Increases for the nine months ended September 30, 2009 included service charges and fees (up $99,000, 1%), mortgage banking income (up $510,000, 71%), and bankcard transaction revenue (up $186,000, 13%), which were partially offset by lower trust fee income (down $70,000, 8%) and losses on the sale other real estate owned (“OREO”) (up $256,000, 90%). The increase in mortgage banking income was the result of higher refinancing business as a result of lower mortgage loan rates. Contributing to the decrease in trust fee income was the recent economic downturn that has affected portfolio balances. The losses on the sale of OREO included a loss of $462,000 on one property in the third quarter of 2009.

NON-INTEREST EXPENSE

Table 7-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2009	2008	2009	2008

Salaries and benefits	$4,006	$4,224	$12,053	$12,499
Occupancy and equipment	1,158	1,191	3,564	3,586
Data processing	392	336	1,171	1,035
Advertising	276	263	744	594
Electronic banking	252	262	753	760
Outside servicing fees	355	369	1,108	1,015
State bank taxes	456	420	1,364	1,240
Other real estate owned	31	19	101	145
Amortization of intangible assets	258	296	837	981
FDIC insurance	429	195	1,855	571
Other	1,385	1,159	3,881	3,440

Total non-interest expense	$8,998	$8,734	$27,431	$25,866

As illustrated in Table 7, non-interest expense increased to $27,431,000 in the first nine months of 2009 and to $8,998,000 for the third quarter of 2009 from $25,866,000 and $8,734,000 in the same periods of 2008, an increase of $1,565,000 (6%) and $264,000 (3%), respectively. The largest increase in non-interest expense resulted from a $1,284,000 (225%) increase in the FDIC assessment rates and the special assessment to all FDIC insured institutions for the first nine months of 2009, as compared to the same period in 2008. The increased FDIC assessments were imposed to increase the Deposit Insurance Fund’s reserve ratio, which has been impacted by an increased number of bank failures. The next largest increase in non-interest expense was advertising, which increased $150,000 (25%) for the first nine months of 2009 compared to the same period in 2008. The increase in advertising expense was the result of $230,000 in expense as a result of the naming rights for The Bank of Kentucky Center at Northern Kentucky University and The Bank of Kentucky Field at the Thomas More College.

INCOME TAX EXPENSE

During the first nine months of 2009, income tax expense decreased $1,452,000 (38%) from $3,795,000 in the first nine months of 2008 to $2,343,000 in the same period of 2009 as a result of lower earnings. For the third quarter of 2009 income tax expense decreased $1,073,000 (70%) to $450,000 compared to $1,523,000 for the same period in 2008 as a result of lower earnings. The effective tax rate decreased to 26.70% for the first nine months of 2009 compared to 30.74% for the same period in 2008. For the third quarter of 2009 the effective tax rate decreased to 22.56% compared to 30.82% for the same period of 2008. Contributing to the decrease in the effective tax rates was an increase in tax free income.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s total shareholders’ equity increased $37,422,000 from $101,448,000 at December 31, 2008 to $138,870,000 at September 30, 2009, of which $34,000,000 was the result of the Treasury Department’s investment in the Company through the CPP. In the first nine months of 2009, the Company paid a cash dividend of $.56 per common share totaling $3,144,000.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common stockholders, and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2009, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $39,070,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At September 30, 2009, the Bank’s leverage and total risk-based capital ratios were 10.41% and 13.05% respectively, which exceed the well-capitalized thresholds.

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

Both the Series A Preferred Stock and the Warrant are accounted for as components of Tier 1 capital.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2009, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Company no longer maintains a share repurchase program and did not repurchase any shares during the third quarter of 2009.

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

The Bank of Kentucky Financial Corporation

Date:	November 6, 2009	/s/ ROBERT W. ZAPP
Robert W. Zapp
President

Date:	November 6, 2009	/s/ MARTIN J.GERRETY
Martin J. Gerrety
Treasurer and Assistant Secretary