Form 10-K
period 2009-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2010-03-12
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2009

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

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2009 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $89,025,000.

At March 1, 2010, there were 5,666,707 shares of the registrant’s common stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant filed, or to be filed, with the Securities and Exchange Commission (“SEC”) are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

The Bank of Kentucky Financial Corporation (the “Company” or “BKFC”) is a bank holding company that was incorporated as a Kentucky corporation in 1993 and engaged in no business activities until 1995, when BKFC acquired all of the issued and outstanding shares of common stock of The Bank of Kentucky, Inc. (the “Bank”), a bank incorporated under the laws of the Commonwealth of Kentucky (formerly named “The Bank of Boone County, Inc.”), and Burnett Federal Savings Bank, a federal savings bank that was later merged into the Bank. BKFC, through the Bank, is engaged in the banking business in Kentucky.

Formed in 1990, the Bank provides financial service and other financial solutions through 31 offices located in northern Kentucky, which includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in northern Kentucky and also greater Cincinnati, Ohio. The principal products produced and services rendered by the Bank are as follows:

•

Commercial Banking – The Bank provides a full range of commercial banking services to corporations and other business clients. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. The Bank also provides a wide range of deposit services, including checking, lockbox services and other treasury management services.

•

Consumer Banking – The Bank provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposits and individual retirement accounts. The Bank also provides consumers with electronic banking products like internet banking, debit cards and 47 ATMs. In addition, the Bank provides consumer clients with installment and real estate loans and home equity lines of credit.

•

Trust Services – The Bank offers specialized services and expertise in the areas of wealth management and trust. These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals.

The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured with or by real estate. Loans secured with real estate are further broken down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2009 are:

•

Residential real estate loans - $268 million or 23% of loans. These loans are secured by residential properties, where the repayment comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.

•

Commercial real estate loans - $428 million or 37% of loans. These loans are made to borrowers where the primary source of repayment is derived from the cash flows generated by the real estate collateral. These loans are secured by property such as apartment complexes, retail centers, and land which is being developed and sold.

•

Owner-Occupied Commercial real estate loans - $196 million or 17% of loans. These are loans secured by real estate where the operating business is the source of repayment. These properties serving as collateral are characterized as industrial, warehouse, or office.

The Company’s senior management monitors and evaluates financial performance on a Company-wide basis. All of the Company’s financial service operations are similar, and considered by management to be aggregated into one reportable operating segment for purposes of generally accepted accounting principles, although certain management responsibilities are assigned by business line. Accordingly, all of the Company’s operations are considered by management to be aggregated in one reportable operating segment. Revenue, net income, total assets for the years ended December 31, 2009, 2008 and 2007 are presented below:

	For the year ended December 31
	2009	2008	2007
	(Dollars in thousands)
Revenue:
Net Interest Income	$44,793	$40,662	$37,236
Noninterest Income	16,616	14,768	14,043

Total Revenue	61,409	55,430	51,279

Net Income available to common shareholders	$6,968	$11,341	$11,131

Total Assets	$1,564,998	$1,255,382	$1,232,724

As described in more detail in this Annual Report, the current economic recession has had a substantial effect on the operations of BKFC and the Bank. Since 2008, there have been numerous programs implemented by the federal government and others in an effort to respond to financial conditions affecting the financial services industry, and the broader economy as a whole. To date BKFC and the Bank have participated in two such government programs. First, in October 2008 the Bank participated in the transaction account guarantee component of the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”), whereby the FDIC will temporarily guarantee all depositor funds in qualifying noninterest-bearing transaction accounts Second, in February 2009 BKFC participated in the Troubled Asset Relief Program (TARP)—Capital Purchase Program (“CPP”) sponsored by the United States Department of the Treasury (the “Treasury Department”), in order to enhance BKFC’s liquidity and capital position. BKFC received $34.0 million under the CPP program in exchange for issuing 34,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant to purchase approximately 274,784 shares of BKFC common stock (the “Warrant”). Neither BKFC nor the Bank have participated in any of the other wide-ranging programs that have been instituted by the federal government in response to the current economic recession.

For a discussion of the impact of the current economic recession on the financial condition and results of operations of BKFC and its subsidiaries, as well as a discussion of how curtailment or ending any such programs would effect BKFC and/or the Bank, see below under “The Current Economic Recession,” as well as “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

Acquisition Activities

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

On November 22, 2002, BKFC consummated the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky. This acquisition was accounted for under the purchase method of accounting and accordingly the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value are amortized to income and expensed over the estimated remaining lives of the related assets and liabilities.

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

On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction also included the deposits of two additional branches in northern Kentucky where the banking offices were excluded. This transaction added $76 million in deposits and $51 million in loans. The deposits were purchased at a premium of 6.5%, while the loans were purchased at an approximate 1% discount. The acquisition included a core deposit intangible asset of $1.58 million and goodwill of $5.31 million. In a separate transaction, the Bank also bought an additional $49 million in loans from Integra Bank in the third quarter and $7 million in the fourth quarter of 2009 at an approximate 1% discount. None of these purchased loans had shown evidence of credit deterioration since origination.

On December 31, 2009, the Bank completed the purchase of Tapke Asset Management, LLC, an independent investment advisory firm headquartered in Fort Wright, Kentucky. As a result of this transaction the Bank’s client assets increased to over $650 million. The asset management company was purchased for $3 million, which consisted of $2 million in cash and $1 million in BKFC common stock, with an additional $500,000 in contingent consideration payable in three years based on revenue retention which has a fair value of $395,000. The acquisition included a customer relationship intangible of $1.53 million, a non-competition agreement intangible of $320,000, a trade name intangible of $165,000, and goodwill of $1.37 million.

The Current Economic Recession

Like many other financial institutions, BKFC’s results for the year ended December 31, 2009 were affected by the national economic recession. Although total loan growth in 2009 increased by 13% as compared to 2008, resulting in an increase in net interest income, these revenue increases were substantially offset by the significant increase in the provision for loan losses, which was $12,825,000 for the year ended December 31, 2009 as compared to $4,850,000 for 2008. The increase reflected an increase in loans-charged off in 2009, and management’s continuing concerns over the deteriorating economic conditions in the markets in which the Bank operates. The current trend remains for continued higher than normal levels of loan loss reserves, primarily a result of the current economic conditions in the northern Kentucky and greater Cincinnati, Ohio markets in which the Bank operates.

For the year ended December 31, 2009, net charge-offs were $7,582,000 or .71% of average loan balances as compared to 2008 figures of $3,445,000 or .35% of average loan balances. Although the Bank experienced an increase in defaults and foreclosures in fiscal year 2009, such levels have been significantly less than other regions of the United States. This is due, in part, to the fact that the Bank’s markets in northern Kentucky and Cincinnati, Ohio have not experienced as dramatic a reduction in real estate values from previous years as compared to markets like Florida and California.

As a result of management concerns over the current economic environment, individual lending authorities have been reduced, and a new loan committee structure was put into place, adding the Bank’s Chief Executive Officer to the Bank’s loan committee to further scrutinize credit decisions. Additionally, the Bank established a problem asset workout group in 2009. This group is comprised of three experienced bankers whose primary task is to reduce risk by accelerating the exit from troubled credits. The problem asset workout group does this employing a number of strategies. In addition, this group provides advice and support for the Bank’s lending professionals with respect to those relationships that are showing signs of stress, but have not elevated to the point of transfer to workout. In addition to these monitoring and management processes, BKFC also conducts quarterly reviews and evaluations of all criticized loans. These comprehensive reviews, which pre-date the current economic recession, include the formulation of action plans and updates on recent developments on all criticized loans. Proactive management of problem loans is a high priority of the Bank’s senior management.

BKFC has not experienced the stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, as residential real estate loans represent a small portion of the Bank’s overall loan portfolio. The Bank has not created or marketed any sub-prime loan products to its customers and does not service mortgages on behalf of other institutions. The Bank follows a strategy of selling a majority of its originated residential loans in the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on residential real estate loans the Bank seeks to portfolio. For the year ended December 31, 2009, the Bank’s residential real estate loan production was $144.5 million. Of this, sold loans totaled $122.1 million, while portfolio and construction loans totaled $8.9 million and $13.6 million, respectively. The average balance of amortizing portfolio loans during 2009 was $109 million as compared to $102.4 million in 2008. Residential real estate charge-offs in this portfolio in 2009 and 2008 were .58% and .39% respectively. Delinquencies have been moderate, and non-accruals were at $2.78 million as of December 31, 2009 versus $83.4 million outstanding (amortizing portfolio loan balances) or 3.36%. The Bank had 17 residential loans on non-accrual as of December 31, 2009, with two of those loans totaling $1.4 million, or 50% of aggregate non-accrual loan balances. The foregoing measures are a reflection of the Bank’s underwriting and collection practices. The Bank has also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

The current economic recession has also affected the operations of BKFC and the Bank. During the fourth quarter of 2008 and first quarter of 2009, BKFC and the Bank each participated in two government programs, which had the effect of enabling it to enhance liquidity and to augment its strong capital position and otherwise facilitate its response to the economic crisis. First, in October 2008 the Bank participated in the transaction account guarantee component of the FDIC’s TLGP program. Second, in February 2009 BKFC participated in the CPP Program, receiving $34,000,000 in exchange for issuing 34,000 shares of Series A Preferred Stock and a Warrant to purchase approximately 274,784 shares of BKFC Common Stock. Neither BKFC nor the Bank actively participate in any of the other federal government programs that have been instituted in response to the current economic recession.

Management believes that BKFC would not be adversely affected should the FDIC curtail or end the transaction account guarantee component of the TLGP program, which is scheduled to expire under current regulations on June 30, 2010. Management further believes that BKFC would not be adversely affected should the Treasury Department choose to curtail or end the CPP program, given that the Series A Preferred Stock and related Warrants are perpetual instruments which will remain outstanding until BKFC elects to repurchase them as permitted by the American Recovery and Reinvestment Act of 2009 (“ARRA”). Until such time as the Series A Preferred Stock and the related Warrant are repurchased, BKFC will remain subject to the terms and conditions of those instruments, which, among other things, requires BKFC to obtain regulatory approval to pay dividends on common stock in excess of $0.28 per common share (on a semi-annual basis) and, with some exceptions, to repurchase shares of common stock. Further, participation in the CPP subjects BKFC and the Bank to increased regulatory and legislative oversight, including with respect to executive compensation. Any new oversight, legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on BKFC’s results of operations and business condition. If BKFC was required by the Treasury Department to repurchase the Series A Preferred Stock and related Warrant as a result of future changes to the terms of the CPP program in connection with the curtailment or ending of such program, management believes it would need to raise additional capital to replace the Series A Preferred Stock in order to maintain its current regulatory capital ratios.

BKFC has been responsive to its obligations to the Federal government to expand the flow of credit to U.S. consumers and businesses on competitive terms during this economic recession. In particular, by purchasing U.S. government agency mortgage-backed securities (“MBS”) following the Treasury Department’s investment of $34.0 million in BKFC’s Series A Preferred Stock, BKFC has provided incremental liquidity to that market. The Bank has increased it holdings of U.S. government MBS from $13.8 million at December 31, 2007 to $43.9 million and $83.1 million at December 31, 2008 and 2009, respectively. Due to the Bank’s long-standing prudent lending standards, the number of non-performing loans have increased at a lower rate than the overall growth rate in the total loan portfolio. Accordingly, the Bank has not had a significant need to modify mortgages which are held in its portfolio.

For additional discussion of the impact of the current economic recession on the financial condition and results of operations of BKFC and its subsidiaries, see “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Available Information

BKFC maintains an Internet web site at the following internet address: http://www.bankofky.com. BKFC makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such material was electronically filed with, or furnished to the SEC. Materials that BKFC files with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s website, www.sec.gov. BKFC will provide a copy of any of the foregoing documents to stockholders free of charge upon request.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$476,089	41.2%	$428,859	41.7%	$387,234	40.7%	$359,943	44.2%	$295,326	40.4%
Residential real estate loans	267,857	23.2	239,729	23.3	215,915	22.7	181,534	22.3	183,644	25.1
Commercial loans	223,404	19.3	175,188	17.1	182,431	19.2	151,213	18.6	136,693	18.7
Consumer loans	20,750	1.8	17,693	1.7	20,601	2.2	19,260	2.3	20,046	2.7
Construction and land development loans	148,288	12.8	150,754	14.7	134,807	14.2	95,812	11.8	89,847	12.3
Municipal obligations	20,232	1.7	14,983	1.5	9,354	1.0	6,970	0.8	6,171	0.8

Total loans	$1,156,620	100.0%	$1,027,206	100.0%	$950,342	100.0%	$814,732	100.0%	$731,727	100.0%

Less:
Deferred loan fees	1,636		649		628		631		668
Allowance for loan losses	15,153		9,910		8,505		6,918		7,581

Net loans	$1,139,831		$1,016,647		$941,209		$807,183		$723,478

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2009, regarding the dollar amount of loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2009:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial loans	$135,529	$86,019	$1,856	$223,404
Construction and land development loans	$148,288	—	—	148,288

Total	$283,817	$86,019	$1,856	$371,692

Interest sensitivity:
With fixed rates		$39,561	$554
With variable rates		46,458	1,302

Total		$86,019	$1,856

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans generally have terms to maturity of between 10 and 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one, three or five years based upon the interest rates of the applicable one-, three- or five-year U.S. Treasury security then offered.

The Bank limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the “LTV”) on nonresidential real estate loans made by the Bank are subject to supervisory limits.

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

At December 31, 2009, the Bank had a total of $476 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the northern Kentucky metropolitan area. Owner-occupied nonresidential real estate was $197 million of the total nonresidential real estate loans. Total nonresidential real estate loans comprised approximately 41% of the Bank’s total loans at such date, $8.81 million of which were non-performing.

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

While in a rising rate environment the delinquencies and foreclosure rates associated with rate resets on residential real estate loans would increase, this risk is somewhat mitigated by the 2% period cap and the 6% lifetime cap on the typical loan in the Bank’s residential real estate portfolio. Furthermore, the aggregate amount of residential real estate loans held by the Bank do not represent a significant portion of the Bank’s overall loan portfolio. Accordingly, the risks associated with a material increase in delinquencies and foreclosures resulting upon the occurrence of any rate reset is minimal.

The Company does not have higher risk loans such as subprime loans, “alt A” loans, no or few documentation loans, interest-only or option adjustable rate mortgage products in its portfolio. The majority of the Bank’s residential portfolio would be considered conforming loans in accordance with governmental agencies standards.

The Bank requires private mortgage insurance for the amount of any such loan with an LTV in excess of 90%.

The aggregate amount of the Bank’s residential real estate loans equaled approximately $268 million at December 31, 2009, and represented 23% of total loans at such date. At December 31, 2009, the Bank had $5.87 million of non-performing loans of this type.

Loans Held for Sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to 30 years. At December 31, 2009, these loans totaled $6.8 million.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout northern Kentucky and the metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $20 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2009, the Bank had $223 million, or 19% of total loans, invested in commercial loans, $2.75 million of which were non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2009, the Bank had $21 million, or 2% of total loans, invested in consumer loans, $153,000 of which were non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2009, a total of $148 million, or approximately 13% of the Bank’s total loans, consisted of construction and land development loans, $7.98 million of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed or by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2009, the Bank had $20 million, or 1.7% of total loans, invested in municipal obligation loans, none of which were non-performing.

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

Loans that are 90 days past due and are not considered well secured and in the process of collection shall be placed on non-accrual status. Under-collateralized loans that are 90 days past due shall be reviewed for full or partial charge-off. The amount charged off will be charged against the loan loss allowance.

The Bank utilizes a risk-rating system to quantify commercial loan quality. The lending officer assigns a risk rating from one to eight for each loan. Classified commercial loans are those with risk ratings of seven or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s exposure. Losses or partial losses will be taken when they are recognized.

The Bank’s risk rating system was developed in a manner that is consistent with the regulatory guidance. Problem assets are classified as “special mention” (risk rating 6), “substandard” (risk rating 7), or “doubtful” (risk rating 8). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. The regulations also contain a “special mention” or also known as “criticized assets” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention. Generally, the Bank classifies as “substandard” all commercial loans that are delinquent more than 60 days, unless management believes the delinquency status is short-term due to unusual circumstances. Loans delinquent fewer than 60 days may also be classified if the loans have the characteristics described above rendering classification appropriate.

The aggregate amounts of the Bank’s classified assets at December 31, 2009 and 2008 were as follows:

	12/31/09	12/31/08
	(Dollars in thousands)
Special mention (risk rating 6)	$52,177	$47,149
Substandard (risk rating 7)	101,582	39,524
Doubtful (risk rating 8)	252	175

Total classified assets	$154,011	$86,848

The following table reflects the amount of loans that are in delinquent status of 30 to 90 days as of December 31, 2009 and 2008. Loans that are delinquent 90 days or more or are in non-accrual status are detailed below.

	12/31/09	12/31/08
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$7,472	$4,177
60 to 89 days	5,602	1,063

Total delinquent loans	$13,074	$5,240

Ratio of total delinquent loans 30 to 89 days to total loans	1.15%	0.51%

The following table sets forth information with respect to the Bank’s nonperforming assets for the periods indicated. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced (i) to the fair value of the collateral securing the loan; (ii) to the present value of expected future cash flows; or (iii) to the market price of the loan based upon readily available information for that type of loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2009, the Bank had designated $36 million as impaired loans, a portion of these loans were included in the non-accrual and 90 days past due and accruing troubled debt restructurings totals below. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Nonresidential real estate	$8,588	$2,401	$$1,391	$318	$2,996
Residential real estate	5,113	2,325	1,731	1,630	95
Construction	7,302	2,778	2,281	601	941
Commercial	2,712	588	851	356	2,664
Consumer and other	111	119	135	—	—

Total	$23,826	$8,211	$6,389	$2,905	$6,696

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$220	$86	$297	$271	$67
Residential real estate	758	812	1,739	799	1,225
Construction	682	0	205	—	114
Commercial	34	291	360	959	850
Consumer and other loans	42	161	57	39	93

Total	$1,736	$1,350	$2,658	$2,068	$2,349

Total non-performing loans	$25,562	$9,561	$9,047	$4,973	$9,045

Percentage of total loans	2.21%	0.93%	0.95%	0.61%	1.24%

Other non-performing assets(2)	$1,381	$712	$4,117	$2,981	$5,063

Accruing Troubled Debt Restructurings (TDRs)(3)	$3,568	$575	$—	$—	$—

(1)	A loan is generally placed on non-accrual status if (i) it becomes 90 days or more past due (120 days past due for installment loans), or (ii) payment in full of both principal and interest cannot be reasonably expected. Payments received on a non-accrual loan are applied to principal until qualifying for return to accrual method.

(2)	Consists of real estate acquired through foreclosure, which is carried at fair value less estimated selling expenses.

(3)	Consists of accruing TDR loans to borrowers experiencing financial difficulties where the Bank made certain concessionary modifications to the loan’s contractual terms such as interest rate reductions, principal forgiveness, or other actions intended minimize or eliminate the economic loss and avoid foreclosure or repossession of collateral. TDRs accrue interest as long as the borrower complies with the modified terms.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2009, the Bank’s allowance for loan losses totaled $15.2 million.

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

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loans based on their risk rating, the higher the risk rating the higher the allowance allocated to that loan. These components are added together and compared to the balance of our allowance at the evaluation date. A high and low range of the allowance is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality.

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loan Type:	$8,315	$5,560	$4,772	$3,360	$3,827
Commercial	4,838	3,084	2,851	2,520	2,571
Real Estate	2,000	1,266	882	1,038	1,183

Consumer, CRA and credit cards
Total allowance for loan losses	$15,153	$9,910	$8,505	$6,918	$7,581

The Bank increased its allowance for loan losses from $9.9 million at December 31, 2008, to $15.1 million at December 31, 2009. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-K.

Investment Activities

The investment policy of the Bank is both to manage the utilization of excess funds and to provide for the liquidity needs of the Bank as loan demand and daily operations dictate. The Bank’s federal income tax position is also a consideration in its investment decisions. Investments in tax-exempt securities with maturities of less than 10 years are considered when the net yield exceeds that of taxable securities and the Bank’s effective tax rate warrants such investments.

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31
	2009		2008		2007
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
Municipal and other obligations	$30,722	$31,275	$33,725	$33,416	$16,230	$16,170

Total held-to-maturity securities	$30,722	$31,275	$33,725	$33,416	$16,230	$16,170

Available-for-sale securities:
U.S. Treasuries	$—	$—	$—	$—	$39,999	$39,995
U.S. Government, Federal Agency and Government Sponsored Enterprises	181,215	182,660	82,676	84,242	110,444	110,774
Corporate Obligations	1,185	1,185	1,245	1,245	1,300	1,300

Total available-for-sale securities	$182,400	$183,845	$83,921	$85,487	$151,743	$152,069

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2009 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal and Other Obligations (1)	$2,807	4.27%	$8,575	4.72%	$19,340	4.58%	$—	0.00%	$30,722	4.46%
Available for Sale:
Corporate Obligations	$—	0.00%	$—	0.00%	$—	0.00%	$1,185	0.87%	$1,185	0.87%
U.S. Government, Federal Agency and Government Sponsored Enterprises	$25,968	1.01%	$73,432	1.65%	$—	0.00%	$—	0.00%	$99,400	1.48%
U.S. Government Mortgage-Backed	$12,144	3.88%	$33,521	3.90%	$36,150	3.95%	$—	0.00%	$81,815	3.92%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2009, the Bank had $21.7 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s management based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank had $5 million in brokered deposits as of December 31, 2009.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2009:

Maturity	At December 31, 2009
(Dollars in thousands)
Three months or less	$47,369
Over 3 months to 6 months	52,267
Over 6 months to 12 months	36,931
Over 12 months	24,542

Total	$161,109

Short-Term Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2009, 2008 and 2007, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Maximum balance at any month-end during the period	$46,220	$68,454	$22,789
Average balance	22,506	29,616	17,371
Weighted average interest rate	0.98%	1.63%	3.75%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	At December 31,
	2009	2008	2007
	(Dollars in thousands)
Short-term borrowings outstanding	$21,669	$28,153	$22,789
Weighted average interest rate	0.81%	1.49%	3.12%

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

In recognition of the foregoing factors, the management and the Board of Directors of the Bank have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: (i) meeting the consumer preference for fixed-rate loans over the past two years by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; (ii) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; (iii) emphasizing the origination and retention of adjustable-rate loans; and (iv) utilizing longer term certificates of deposit as funding sources when available. Management and the Board of Directors monitor the Bank’s exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range. For more information on the Bank’s interest rate risk see the “Asset/Liability Management and Market Risk” section of “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2009, which is scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or re-pricing of the Bank’s liabilities exceed the contractual terms to maturity or re-pricing of the Bank’s earning assets in a twelve-month period by $325.8 million. While this table based on contractual terms shows a negative “gap,” the Bank’s interest rate model which incorporates assumptions based on historical behavior shows a negative “gap” of $186.4 million. The difference is a result of the Bank’s interest rate model assumption that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than re-pricing immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have re-priced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

	Within 3 months	4 - 12 months	1 - 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$58,307	$—	$—	$—	$58,307
Interest bearing deposits with banks	100	—	—	—	100
Securities	34,475	12,727	116,834	55,490	219,526
Loans receivable(1)	504,827	184,002	468,154	7,946	1,164,929

Total interest-earning assets	597,709	196,729	584,988	63,436	1,442,862

Interest-bearing liabilities:
Savings deposits	61,060	—	—	—	61,060
Money market deposit accounts	259,653	—	—	—	259,653
NOW accounts	367,304	—	—	—	367,304
Certificates of deposit	93,133	225,684	70,621	—	389,438
IRAs	12,114	35,616	18,018	—	65,748
Federal funds purchased	—	—	—	—	—
Repurchase agreements	21,669	—	—	—	21,669
Other borrowings	—	—	—	—	—
Notes payable	38,000	6,000	—	781	44,781

Total interest-bearing liabilities	852,933	267,300	88,639	781	1,209,653

Interest-earning assets less
interest-bearing liabilities	$(255,224)	$(70,571)	$496,349	$62,655	$233,209

Cumulative interest-rate sensitivity gap	$(255,224)	$(325,795)	$170,554	$233,209

Cumulative interest-rate gap as a percentage of total interest earning assets	(17.69)%	(22.58)%	11.82%	16.16%

(1)	Excludes the allowance for loan losses, in process accounts and purchase accounting adjustments.

Competition

There is significant competition within the banking and financial services industry in northern Kentucky, which is the primary market in which the Bank operates. Changes in regulation, technology and product delivery systems have resulted in an increasingly competitive environment. The Bank expects to continue to face increasing competition from online and traditional financial institutions seeking to attract customers by providing access to similar services and products.

Some of the institutions which compete with the Bank are among the largest financial institutions in the United States. Any actual intervention or assistance to these competitors made by the U.S. federal government, as well as the perception that such assistance would be forthcoming if needed, could have the effect of eroding any competitive advantages of the Bank in the markets in which it operates. Within the northern Kentucky and greater Cincinnati Ohio markets, the Bank competes with approximately seven financial institutions with over $50 billion in total assets, as well as numerous state chartered banking institutions of comparable or larger size and resources and smaller community banking organizations. The Bank also has numerous local, regional and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, financial service operations of major retailers, investment brokerage and financial advisory firms and mutual fund companies. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Currently, the Bank does not face meaningful competition from international banks in its market, although that could change in the future.

The Bank competes for deposits primarily with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. The primary factors in competing for deposits are interest rates and convenience of office locations. The Bank competes for making loans primarily with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other nonbank competitors. The Bank competes for loan originations primarily through the interest rates and loan fees it charges and through the efficiency and quality of services it provides to borrowers. Competition for loans is affected by, among other things, the general availability of lendable funds, general and local economic conditions, current interest rate levels and other factors that are not readily predictable.

Due to the Bank’s size relative to the many other financial institutions in its market, management believes that the Bank does not have a substantial share of the deposit and loan markets. The table below presents FDIC deposit data regarding the Bank’s deposit market share. The June 2009 data set forth below is the most current data available from the FDIC at this time and represents those counties in which the Bank has reported market share for deposits.

Bank Deposit Market Share

($ in thousands)

Market(1)	June 2009 Deposits	Deposit Market Share
Boone County Kentucky	$390,087	19.41%
Campbell County Kentucky	151,129	11.91%
Grant County Kentucky	31,561	11.44%
Kenton County Kentucky	549,242	25.97%

(1)	Source: FDIC

Services provided by the Bank’s trust division face competition from many national, regional and local financial institutions. Companies that offer broad services similar to those provided by the Bank, such as other banks, trust companies and full service brokerage firms, as well as companies that specialize in particular services offered by the Bank, such as investment advisors and mutual fund providers, all compete with the Bank’s trust division.

The Bank’s ability to compete effectively is a result of being able to provide customers with desired products and services in a convenient and cost effective manner. Customers for commercial, consumer and mortgage banking as well as trust services are influenced by convenience, quality of service, personal contacts, availability of products and services and related pricing. The Bank continually reviews its products, locations, alternative delivery channels, and pricing strategies to maintain and enhance its competitive position. Management believes it can compete effectively as a result of local market knowledge and awareness of, and attention to, customer needs.

Employees

As of December 31, 2009, the Bank had 286 full-time employees and 66 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or are subject to a collective bargaining agreement.

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

Regulation of the Bank. The Bank is a Kentucky-chartered bank with FDIC deposit insurance. The Bank is subject to numerous federal and state statutes and regulations regarding the conduct of its business, including, among other things: maintenance of reserves against deposits; capital adequacy; restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon; restrictions on the terms of loans to officers, directors, large shareholders and their affiliates; restrictions relating to investments and other activities; and requirements regarding mergers and branching activities.

The Bank is subject to the regulation, supervision and examination by the Kentucky Department of Financial Institutions (Department) and the FDIC. Both the Department and the FDIC have the authority to issue cease-and-desist orders if either determines that the activities of the Bank represent unsafe and unsound banking practices. If the grounds provided by law exist, the Department or the FDIC may appoint a conservator or receiver for the Bank.

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

The Bank is subject to the guidance on sound risk management practices for concentrations in commercial real estate lending set forth by the Office of the Comptroller of the Currency, the FRB, and the FDIC. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Also, this guidance directs institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2009, the maximum the Bank could lend to any one borrower generally equaled $21 million and equaled $32 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

Generally, the Bank’s permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including the Bank, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

Emergency Economic Stabilization Act of 2008. In response to recent unprecedented market turmoil, the Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. The EESA authorizes the Secretary of the United States Department of the Treasury (the “Secretary”) to purchase or guarantee up to $700 billion in troubled assets from financial institutions under the TARP. Pursuant to authority granted under the EESA, the Secretary has created the TARP CPP under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. Qualifying financial institutions may issue senior preferred stock with a value equal to not less than 1% of risk-weighted assets and not more than the lesser of $25 billion or 3% of risk-weighted assets.

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

CPP Participation. On February 13, 2009, BKFC entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department under the CPP, pursuant to which BKFC agreed to issue 34,000 shares of the Series A Preferred Stock, having a liquidation amount per share equal to $1,000, for a total price of $34 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Under the ARRA, BKFC may redeem the Series A Preferred Stock subject to the approval of the Treasury Department and its primary federal regulator. BKFC may, at its option, redeem the Series A Preferred Stock at par value plus accrued and unpaid dividends. The Series A Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Series A Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received the Warrant to purchase 274,784 shares of BKFC common stock, at an initial per share exercise price of $18.56. The Warrant provides for the adjustment of the exercise price and the number of shares of BKFC’s common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of BKFC’s common stock, and upon certain issuances of BKFC’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires 10 years from the issuance date. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the redemption by BKFC of the Series A Preferred Stock.

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

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including BKFC, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those currently in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department.

The ARRA amends Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including BKFC). The standards required to be established by the Secretary include, in part: (i) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”); (ii) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009; (ii) requirements that CPP participants provide for the recovery of any bonus or incentive compensation paid to the 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement; and (iv) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the Act.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. On June 15, 2009, the Secretary promulgated regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA. For more information on BKFC’s obligations under the EESA, ARRA and TARP, see the “Capital Purchase Program” section of “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

The FRB has also established minimum leverage ratio guidelines for bank holding companies. The guidelines provide for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles, and portions of certain nonfinancial equity investments) (the “Leverage Ratio”) of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating. All other bank holding companies must maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels.

The Bank is subject to similar capital requirements, and such capital requirements are imposed and enforced by the FDIC.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2009:

	At December 31
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$127,291	9.42%	$123,725	9.16%
Requirement	54,046	4.00	$54,000	4.00

Excess	$73,245	5.42%	$69,725	5.16%

Total risk-based	$162,444	12.02%	$158,878	11.77%
Requirement	108,093	8.00	108,000	8.00

Excess	$54,351	4.02%	$50,878	3.77%

Leverage ratio	$127,291	8.94%	$123,725	8.73%
Requirement	56,984	4.00	56,720	4.00

Excess	$70,307	4.94%	$67,005	4.73%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action. The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances. At year-end 2009 the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a total risk-based capital ratio of 10% or greater, a Tier 1 risk-based capital ratio of 6% or greater, and a leverage ratio of 5% or greater. An institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, a Tier 1 risk-based capital ratio of 4% or greater and generally a leverage ratio of 4% or greater. An institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, a Tier 1 risk-based capital ratio of less than 4%, or generally a leverage ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a total risk-based capital ratio of less than 6%, a Tier 1 risk-based capital ratio of less than 3%, or a leverage ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. The Bank’s capital levels at December 31, 2009 met the standards for the highest level, a “well-capitalized” institution.

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

Dividend Restrictions. There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies. Please see Note 18 of the financial statements for a discussion on the Bank’s current dividend restrictions.

As part of the CPP program, any increase in BKFC’s dividend level from the September 2008 semi-annual payment of $.28 per share must be approved by the Treasury Department.

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

In 2009, BKFC paid a cash dividend of $0.56 per share totaling approximately $3.14 million on common shares and cash dividends on the preferred shares of $1.28 million.

FDIC Deposit Insurance and Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The Bank’s deposits are insured by the Deposit Insurance Fund of the FDIC (the “DIF”). The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system for to implement authority granted by the Federal Deposit Insurance Reform Act of 2005. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.

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

On September 29, 2009, the FDIC adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years, as mandated by statute. As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until December 31, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $6.69 million on December 31, 2009.

The DIF assessment rate currently ranges from $0.12 to $0.50 per $100 of domestic deposits. Effective April 1, 2009, the FDIC has proposed an assessment rate range of 12 to 45 basis points for institutions that do not exceed a certain threshold amount of brokered deposits and secured liabilities, and higher rates for those that do exceed the threshold amount. The FDIC may increase or decrease the assessment rate schedule from one quarter to the next. An increase in the assessment rate could have a material adverse effect on BKFC’s earnings, depending on the amount of the increase. The FDIC is authorized to terminate a depository institution’s deposit insurance upon a finding by the FDIC that the institution’s financial condition is unsafe or unsound, or that the institution has engaged in unsafe or unsound practices, or has violated any applicable rule, regulation, order or condition enacted or imposed by the institution’s regulatory agency. The termination of deposit insurance for the Bank could have a material adverse effect on BKFC’s earnings.

FRB Reserve Requirements. FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $55.2 million of such accounts (subject to an exemption of up to $10.7 million), and of 10% of net transaction accounts in excess of $55.2 million. At December 31, 2009, the Bank was in compliance with this reserve requirement, which was $5,325,000.

Acquisitions of Control. Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks. The Federal Home Loan Banks (“FHLBs”) provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consist of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4,959,000 at December 31, 2009. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

Federal Taxation

BKFC. BKFC and the Bank file a consolidated federal income tax return on a calendar year basis. BKFC is subject to the federal tax laws and regulations that apply to corporations generally.

The Bank. In 2000, the Bank acquired the stock of FTFC. FTFC’s wholly owned subsidiary was FTSB. Federal income tax laws provided savings banks with additional bad debt deductions through 1987, totaling $1,255,000 for FTFC. Accounting standards do not require a deferred tax liability to be recorded on this amount, which would otherwise total $427,000. Upon acquisition, this unrecorded liability was transferred to the Bank. If the Bank was liquidated or otherwise ceased to be a bank or if tax laws were to change, the $427,000 would be recorded as a liability with an offset to income tax expense.

In 2007, BKFC consummated the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank. The First Bank acquisition included a $13,748,000 net operating loss (“NOL”) carryforward which was set up as a $4,700,000 deferred tax asset. The NOL carryforward will be deducted from income over the next 18 years in accordance to section 382 of the tax code.

Kentucky Taxation

BKFC. Kentucky corporations, such as BKFC, are subject to the Kentucky corporation income tax and the Kentucky corporation license (franchise) tax. The income tax is imposed based on the following rates: 4% of the first $50,000 of taxable net income allocated or apportioned to Kentucky; 5% of the next $50,000; and 7% of taxable net income over $100,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

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

The Bank. State banks are not subject to Kentucky corporation income tax.

The Commonwealth of Kentucky imposes both a “Kentucky Bank Franchise Tax” and “Local Deposits Franchise Tax”. The “Kentucky Bank Franchise Tax” is an annual tax equal to 1.1% of net capital after apportionment if applicable. The value of net capital is calculated annually by deducting from total capital an amount equal to the same percentage of the total as the book value of United States obligations bears to the book value of the total assets of the financial institution. The Bank pays a portion of its franchise tax to the state of Ohio based on revenue apportioned to that state. The “Local Deposits Franchise Tax” is an annual tax of up to 0.025% imposed by each city and county on bank deposits within their jurisdictions.

The Kentucky property tax extends to bank deposits (the “Deposits Tax”). The tax is levied at a rate of 0.0001% of the amount of the deposits. It is the responsibility of the bank, not the depositor, to report and pay the Deposits Tax.

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

If any of the following risks occur, or if any combination of the following risks occur, the financial condition and results of operations of BKFC or the Bank could be materially and adversely affected. If this were to happen, the value of BKFC’s common stock could decline significantly.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to BKFC and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Our business depends upon the general economic conditions of the northern Kentucky and greater Cincinnati Ohio area, and may continue to be adversely affected by downturns in the local economies in which we operate.

Our business operations are limited almost exclusively to the northern Kentucky and the greater Cincinnati, Ohio area, which is a small geographic area. As such, our business is closely tied to the general economic conditions of this area. Local economic conditions in this area have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of the Bank’s deposit funding sources.

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

A significant portion of our loans are secured by real estate and concentrated in the northern Kentucky and greater Cincinnati area, which may adversely effect our earnings and capital if real estate values decline.

Nearly 80% of our total loans are real estate interests (residential, nonresidential including both owner occupied and investment real estate, and construction and land development) concentrated in the northern Kentucky area and neighboring areas in greater Cincinnati, Ohio, a small geographic area. As a result, declining real estate values in the northern Kentucky and greater Cincinnati, Ohio markets as a result of the ongoing national economic recession could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any nonperforming or defaulted loans, our earnings and capital could be adversely affected.

We are subject to intense competition in our market area, and our business will be adversely affected if we are unable to compete effectively.

BKFC and its subsidiaries compete with national financial institutions, as well as numerous state chartered banking institutions of comparable or larger size and resources, smaller community banking organizations and a variety of nonbank competitors. The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. In making loans, the Bank competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. Many of the institutions against whom we compete are national and regional banks that are significantly larger than us and, therefore, have significantly greater resources and the ability to achieve economies of scale by offering a broader range of products and services at more competitive prices than we can offer. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Our ability to compete successfully and to maintain and grow our profitability depends upon a number of factors, including: the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets; the ability to continue to expand BKFC’s market position through organic growth and strategic acquisitions; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which BKFC introduces new products and services relative to our competitors; and industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely impact our financial condition and results of operation.

Our nonresidential real estate loans expose us to greater risks of nonpayment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses.

At December 31, 2009, $476 million, or 41%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

We may require access to the capital and credit markets to conduct our business operations, and the unprecedented levels of volatility that have impacted such capital and credit markets could impair our access to the same.

During 2008 and 2009, the capital and credit markets experienced extended volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BKFC’s ability to access capital could be materially impaired. BKFC’s inability to access the capital markets could constrain our ability to make new loans, to meet our existing lending commitments and, ultimately, jeopardize our overall liquidity and capitalization.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the U.S. government has taken unprecedented actions. These actions include the government assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and the plan of Treasury Department to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. Investors should not assume that these governmental actions will necessarily benefit the financial markets in general, or BKFC in particular. BKFC could also be adversely impacted if one or more of its direct competitors are beneficiaries of selective governmental interventions (such as FDIC-assisted transactions) and BKFC does not receive comparable assistance. Further, investors should not assume that the government will continue to intervene in the financial markets at all. Investors should be aware that governmental intervention (or the lack thereof) could materially and adversely affect BKFC’s business, financial condition and results of operations.

The ongoing national economic recession could require further additions to our allowance for loan losses, which would reduce our net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans. The ongoing national economic recession, and its impact upon the northern Kentucky and greater Cincinnati, Ohio markets where our business is concentrated, has caused us to continue to increase our allowance for loan losses. If current economic trends continue, BKFC may experience higher than normal delinquencies and credit losses, resulting in BKFC further increasing its provisions for loan losses in the future and reduced net income.

Our accounting policies and estimates are critical to how we report our financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how we report our financial condition and results of operations.

Accounting policies and estimates are fundamental to how we record and report our financial condition and results of operations. Our management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates so that such policies and estimates comply with generally accepted accounting principles in the United States (“GAAP”).

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. See “Allowance for Loan Losses” under “Item 1 Business” and “Critical Accounting Policies” under “Item 7 Management Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding these critical accounting policies.

Further, from time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and our regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements or otherwise adversely effecting our financial condition or results of operation.

Our largest source of revenue (net interest income) is subject to interest rate risk.

The Bank’s financial condition and results of operations are significantly affected by changes in interest rates. The Bank’s earnings depend primarily upon its net interest income, which is the difference between its interest income earned on its interest-earning assets, such as loans and investment securities, and its interest expense paid on its interest-bearing liabilities, consisting of deposits and borrowings. Moreover, the loans included in our interest-earning assets are primarily comprised of variable and adjustable rate loans. Net interest income is subject to interest rate risk in the following ways:

•

In general, for a given change in interest rates, the amount of change in value (positive or negative) is larger for assets and liabilities with longer remaining maturities. The shape of the yield curve may affect new loan yields, funding costs and investment income differently.

•

The remaining maturity of various assets or liabilities may shorten or lengthen as payment behavior changes in response to changes in interest rates. For example, if interest rates decline sharply, loans may pre-pay, or pay down, faster than anticipated, thus reducing future cash flows and interest income. Conversely, if interest rates increase, depositors may cash in their certificates of deposit prior to maturity (notwithstanding any applicable early withdrawal penalties) or otherwise reduce their deposits to pursue higher yielding investment alternatives.

•

Repricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets re-price faster than liabilities, there will be an initial decline in earnings. Moreover, if assets and liabilities re-price at the same time, they may not be by the same increment. For instance, if the Federal Funds Rate increased fifty basis points, rates on demand deposits may rise by 10 basis points; whereas rates on prime-based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates. Therefore, BKFC’s management monitors interest rate risk and adjusts BKFC’s funding strategies to mitigate adverse effects of interest rate shifts on BKFC’s balance sheet. The Bank’s asset and liability management strategies designed to maintain a reasonable degree of interest rate sensitivity are more fully described in “Asset/Liability Management” under “Item 1 Business” and “Asset/Liability Management and Market Risk” under “Item 7 Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Legislative and regulatory actions taken now or in the future to address the current liquidity and credit crisis in the financial industry may significantly affect BKFC’s financial condition, results of operation, liquidity or stock price.

The EESA, which established the TARP, was enacted on October 3, 2008. As part of the TARP, the Treasury Department created the CPP, under which the Treasury Department will invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies for the purpose of stabilizing and providing liquidity to the U.S. financial markets. On February 17, 2009, the ARRA was enacted as a sweeping economic recovery package intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. There can be no assurance as to the actual impact that the EESA or its programs, including the CPP, and ARRA or its programs, will have on the national economy or financial markets. The failure of these significant legislative measures to help stabilize the financial markets and a continuation or worsening of current financial market conditions could materially and adversely affect BKFC’s financial condition, results of operation, liquidity or stock price.

In addition, there have been numerous actions undertaken in connection with or following the EESA and ARRA by the FRB, Congress, the Treasury Department, the FDIC, the SEC and others in efforts to address the current liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown which began in late 2007. These measures include homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. However, the EESA, the ARRA and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to BKFC.

Failure to meet any of the various capital adequacy guidelines which we are subject to could adversely effect our operations and could compromise the status of BKFC as a bank holding company.

BKFC and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Department. If BKFC or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise the status of BKFC as a banking holding company. See “Regulatory Capital Requirements” under “Item 1 Business” for detailed capital guidelines for bank holding companies and banks.

BKFC is subject to liquidity risk, which could disrupt our ability to meet our financial obligations.

Liquidity refers to the availability of BKFC to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. The Bank also has $184 million of securities designated as available-for-sale that can serve as sources of funds. In addition, in February 2009 BKFC issued $34 million of Series A Preferred Stock to the Treasury Department as part of the CPP, resulting in additional cash available to support the Bank’s capital position.

While management is satisfied that BKFC’s liquidity is sufficient at December 31, 2009 to meet known and potential obligations, any significant restriction or disruption of BKFC’s ability to obtain funding from these or other sources could have a negative effect on BKFC’s ability to satisfy its current and future financial obligations, which could materially affect BKFC’s financial condition.

BKFC is a bank holding company, and its sources of funds are limited.

BKFC is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to stockholders of BKFC is derived primarily, from dividends paid by the Bank. As a result, BKFC’s ability to receive dividends or loans from its subsidiaries is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The FRB and/or the FDIC prohibit a dividend payment by BKFC or the Bank that would constitute an unsafe or unsound practice. See “Dividend Restrictions” under “Item 1 Business.”

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

Our stock price can be volatile.

Our stock price can fluctuate widely in response to a variety of factors, making it more difficult for you to resell your BKFC common stock at prices you find attractive and at the time you want. Factors include: actual or anticipated variations in our quarterly operating results; changes in recommendations or projections by securities analysts; operating and stock price performance of other companies deemed to be peers; news reports and perception in the marketplace regarding BKFC, our competitors and/or the financial services industry as a whole; results of litigation; significant acquisitions or business combinations involving BKFC or our competitors; and other factors, including those described in this “Risk Factors” section. For example, the existence of the Warrant to purchase up to 274,784 shares of BKFC common stock at an exercise price of $18.56 per share and the potential for dilution or actual dilution the Warrant may cause, as described in detail below, may create volatility in the market price of BKFC’s common stock.

In addition, our common stock also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of our stock. Further, a low average trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Recent or future acquisitions by BKFC may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

BKFC regularly explores opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. In 2007, we acquired FNB Bancorporation. In

2009, we acquired certain banking offices and assumed certain deposit liabilities of Integra Bank, as well as adding the investment professionals of Tapke Asset Management, LLC to the Bank’s trust department. Difficulty in integrating an acquired business or company such as those described above or other businesses we acquire in the future may cause BKFC not to realize expected revenue increases, cost savings, increases in geographic or product presence and/or other projected benefits. The integration could result in higher than expected deposit attrition (run-off), loss of key employees, disruption of BKFC’s business or the business of the acquired company, or otherwise adversely affect BKFC’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

The Treasury Department’s investment in BKFC imposes restrictions and obligations limiting BKFC’s ability to increase dividends, repurchase common stock or preferred stock and access the equity capital markets.

Unless BKFC has redeemed all of the Series A Preferred Stock issued to the Treasury Department as part of the CPP, or unless the Treasury Department has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for BKFC to, among other things, increase common stock dividends or effect repurchases of common stock (with certain exceptions). BKFC has also granted registration rights to the Treasury Department pursuant to which BKFC has agreed to lock-up periods prior to and following the effective date of an underwritten offering of the preferred stock, the warrant or the underlying common stock held by the Treasury Department, during such time when BKFC would be unable to issue equity securities.

The Treasury Department’s investment in BKFC may dilute earnings, encumbers earnings to pay preferred dividends and requires BKFC to accrue the related discount through earnings.

Full exercise of the warrant issued to the Treasury Department as part of the CPP will dilute BKFC’s common shareholders by approximately 4.90%, based upon the approximately 5,612,607 shares of BKFC’s common stock issued and outstanding as of March 1, 2009. Should the market value of BKFC’s common stock increase above the exercise price of $18.56 per common share prior to the exercise of the warrant, accounting rules will require additional shares to be included in the fully diluted share count, and will effectively reduce reported diluted earnings per share to common shareholders. If the warrant is exercised, dividends would become payable with respect to the newly issued shares. Likewise, in a scenario in which BKFC’s management might prefer to repurchase the warrant, if the market price of the common stock is significantly above the exercise price of the warrant, the value of the warrant would rise with the market price of the common stock. In such a scenario, a higher amount of cash would be needed to repurchase the warrant, reducing capital surplus. Furthermore, a scenario involving early redemption of the Series A Preferred Stock issued to the Treasury Department will require the acceleration of the associated discount through earnings available for common shareholders. If not redeemed by February 15, 2014, the annual dividend payments on the preferred stock will increase from 5.00% per annum to 9.00% per annum. If BKFC is unable to redeem the preferred stock at or prior to February 15, 2014, then this higher dividend rate may be financially unattractive to BKFC relative to the cost of capital under the market conditions prevailing after that date.

In addition, BKFC is required by accounting rules to accrete the deemed discount on the preferred stock issued to the Treasury Department through earnings available to common shareholders. The discount will accrete through February 15, 2012 at an amount of approximately $365,000 annually, reducing earnings available to common shareholders. If the preferred stock is redeemed early by BKFC, accretion of the remaining discount will be accelerated through earnings available to common shareholders at that time.

Any future FDIC premiums or special assessments will adversely impact our earnings.

On May 22, 2009, the FDIC adopted a final rule levying a five basis point special assessment on each insured depository institution’s assets minus Tier 1 capital as of June 30, 2009. BKFC recorded an expense of $601,000 for the fiscal year ended December 31, 2009, to reflect the special assessment. The final rule permits the FDIC to levy up to two additional special assessments of up to five basis points each during 2009 if the FDIC estimates that the DIF reserve ratio will fall to a level that the FDIC believes would adversely affect public confidence or to a level that will be close to or below zero. Any further special assessments that the FDIC levies will be recorded as an expense during the appropriate period. In addition, the FDIC increased the general assessment rate and, therefore, our FDIC general insurance premium expense will increase compared to prior periods.

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we were required to make a payment of approximately $6.7 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

BKFC maintains its principal executive offices at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, which is owned by BKFC. Of the 31 branch locations operated by the Bank, 17 are owned and 14 are leased. Certain of these leases are with affiliates and affiliated entities. The Bank also leases space for its cash management operations center.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Period Ending
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Bank of Kentucky Financial Corporation	100.00	101.16	103.63	100.46	89.59	79.62
Russell 2000	100.00	104.55	123.76	121.82	80.66	102.58
SNL Bank $1B-$5B	100.00	98.29	113.74	82.85	68.72	49.26

Market Information. BKFC’s common stock is quoted on the NASDAQ (Global Market) under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2009	High	Low	Fiscal Year 2008	High	Low
First Quarter	21.99	15.25	First Quarter	25.75	22.25
Second Quarter	28.24	17.49	Second Quarter	22.50	19.00
Third Quarter	29.98	21.16	Third Quarter	20.50	17.75
Fourth Quarter	23.54	18.13	Fourth Quarter	23.00	17.55

Holders and Dividends. There were 5,666,707 shares of common stock of BKFC outstanding on December 31, 2009, which were held of record by 859 shareholders. The Board of Directors declared cash dividends of $.26 per share in March 2008, $0.28 per share in September 2008, $.28 per share in March 2009, and $.28 per share in September 2009.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan information as of December 31, 2009.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders(1)	616,245	$25.31	1,041,155
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	616,245	$25.31	1,041,155

(1)	Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the stockholders of BKFC in 1997, and The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan, approved by the stockholders of BKFC in 2007.

Issuer Purchases. As of January 1, 2010, BKFC does not have any repurchase program in place.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2009. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands Except Per Share Amounts)	For Year Ended December 31st
	2009	2008	2007	2006	2005
Earnings:
Total Interest Income	$62,750	$68,682	$75,713	$63,617	$50,755
Total Interest Expense	17,957	28,020	38,477	29,324	18,132

Net Interest Income	44,793	40,662	37,236	34,293	32,623
Provision for Loan Losses	12,825	4,850	1,575	1,700	1,825
Noninterest Income	16,616	14,768	14,043	11,788	9,085
Noninterest Expense	36,677	34,223	33,719	29,142	25,161

Income Before Income Taxes	11,907	16,357	15,985	15,239	14,722
Federal Income Taxes	3,147	5,016	4,854	4,787	4,595

Net Income	$8,760	$11,341	$11,131	$10,452	$10,127

Preferred stock dividend and discount	1,792	—	—	—	—
Net Income available to common shareholders	$6,968	$11,341	$11,131	$10,452	$10,127

Per Common Share Data:
Basic Earnings	$1.24	$2.02	$1.93	$1.79	$1.71
Diluted Earnings	1.23	2.02	1.93	1.78	1.70
Dividends Declared and Paid	0.56	0.54	0.46	0.38	0.30
Balances at December 31:
Total Investment Securities	214,567	119,212	168,299	118,954	$94,375
Gross Loans	1,154,984	1,026,557	949,714	814,101	731,059
Allowance for Loan Losses	15,153	9,910	8,505	6,918	7,581
Total Assets	1,564,998	1,255,382	1,232,724	1,051,563	957,338
Noninterest Bearing Deposits	200,069	157,082	167,578	149,519	135,620
Interest Bearing Deposits	1,143,203	914,071	894,501	764,908	695,490
Total Deposits	1,343,272	1,071,153	1,062,079	914,427	831,110
Total Shareholders’ Equity	141,133	101,448	93,485	86,883	80,447
Other Statistical Information:
Return on Average Assets	.65%	.93%	.99%	1.08%	1.14%
Return on Average Equity	6.66%	11.80%	12.39%	12.58%	13.11%
Dividend Payout Ratio	45.16%	26.79%	23.83%	21.22%	17.54%
Capital Ratios at December 31:
Total Equity to Total Assets	9.02%	8.08%	7.58%	8.26%	8.40%
Tier 1 Leverage Ratio	8.94%	7.96%	7.91%	9.13%	9.21%
Tier 1 Capital to Risk-Weighted	9.42%	8.19%	8.34%	9.48%	9.79%
Total Risk-Based Capital to Risk-Weighted	12.02%	10.73%	10.12%	10.20%	10.66%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	1.31%	.97%	.90%	.85%	1.04%
Allowance for Loan Losses
To Nonperforming Loans at year end	59.28%	97.77%	97.33%	139.11%	83.81%
Net Charge-Offs to Average Net Loans	0.71%	0.35%	0.11%	0.30%	0.20%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

December 31, 2009

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this report.

FORWARD LOOKING STATEMENTS

This report includes forward-looking statements by BKFC relating to such matters as anticipated operating results, credit quality expectations, prospects for new lines of business, technological developments, economic trends (including interest rates) and similar matters. Such statements are based upon the current beliefs and expectations of BKFC’s management and are subject to risks and uncertainties. While BKFC believes that the assumptions underlying the forward-looking statements contained herein are reasonable, any of the assumptions could prove to be inaccurate, and accordingly, actual results and experience could differ materially from the anticipated results or other expectations expressed by BKFC in its forward-looking statements. Factors that could cause actual results or experience to differ from results discussed in the forward-looking statements include, but are not limited to: economic conditions; volatility and direction of market interest rates; governmental legislation and regulation, including changes in accounting regulations or standards; material unforeseen changes in the financial condition or results of operations of BKFC’s customers; and other risks identified from time-to-time in BKFC’s other public documents on file with the Securities and Exchange Commission, including those described in “Item 1A Risk Factors”. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements, and the purpose of this paragraph is to secure the use of the safe harbor provisions.

MANAGEMENT OVERVIEW

The business of BKFC consists of holding and administering its interest in the Bank. The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, Grant and Gallatin Counties in northern Kentucky and also in greater Cincinnati, Ohio. The majority of BKFC’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. Commercial or residential real estate or other business and consumer assets secure the majority of the Bank’s loans.

The national economy in 2009 faced numerous challenging conditions. The economy was in recession and experienced rising unemployment, declining real estate values and high volatility in the equity markets. As a result, consumer confidence and spending declined and asset values dropped. The capital and earnings levels of the nation’s banks fell, and over one hundred forty financial institutions failed.

During 2009, BKFC participated in the Treasury Department’s CPP program. Although the Bank and BKFC’s capital ratios exceeded the minimum levels required for it to be ranked well-capitalized, management decided to participate in the program. The Treasury Department’s investment was received in February of 2009. Management decided to participate in the CPP program to reinforce its strong capital position, advance the Treasury Department’s efforts to facilitate additional lending in the markets in which the Bank operates, maintain its competitive advantage over its less well-capitalized competitors, ensure sufficient capital to support future acquisitions and support its general operations. For additional information see “Capital Purchase Program” below.

Although BKFC experienced an increase in defaults and foreclosures in fiscal 2009, the levels have been significantly less than other regions of the country. This is due, in part, to the fact that BKFC’s market in northern Kentucky and Cincinnati did not experience as dramatic a rise in real estate values over the last several years as compared to markets in Florida and California. While BKFC’s local markets have not been affected as severely as other markets, with the majority of the loan portfolio being real estate related, management continues to closely monitor developments in the real estate market.

While the amount of resources devoted to the credit review function and working out problem loans increased significantly during 2009, BKFC did not make significant changes to its loan underwriting standards. BKFC’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.

As discussed above, the biggest factor affecting the 2009 financial results was the current deep economic recession facing the country and the region. Particularly, high unemployment and falling real estate values have placed significant economic strain on a majority of the Bank’s business partners. The Bank’s loan portfolio has been most significantly affected by economic conditions. The credit quality metrics of the Bank’s loan portfolio in 2009 showed the strain of these economic conditions, with charge offs and nonperforming loans more than doubling. Charge-offs increased from $3,445,000 in 2008 to $7,582,000 in 2009 while nonperforming loans rose from $9,561,000 at the end of 2008 to $25,562,000 at the end of 2009. These falling credit quality metrics led the Bank to provide $12,825,000 in the provision for loans losses in 2009 versus $4,850,000 in 2008. As a result the allowance for loan losses rose from $9,910,000 at December 31, 2008 to $15,153,000 at December 31, 2009 to be directionally consistent with the economic strains on the loan portfolio. Management sees these economic strains continuing into 2010 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

Notwithstanding the foregoing, the Bank did experience in 2009 significant balance sheet growth and a growing customer base, leading to an increase in total revenue from $55,430,000 in 2008 to $61,409,000 in 2009, which management viewed as a success given the current economic conditions. Overhead expense remained relatively stable, despite a significant increase in FDIC insurance expense. This revenue increase included a $4,131,000 or 10%, increase in net interest income and a $1,848,000 or 13%, increase in non-interest income. Excluding the $1,643,000 or 215%, increase in FDIC insurance, total non-interest expense increased only $811,000 or 2% from 2008 to 2009.

As discussed above, in 2009 the Bank participated in the CPP, and accepted a $34,000,000 investment in the Bank. BKFC chose to participate in the CPP in order to reinforce its strong capital position, advance the Treasury Department’s efforts to facilitate additional lending in the markets in which the Bank operates, maintain its competitive advantage over its less well-capitalized competitors, ensure sufficient capital to support future acquisitions and support its general operations. Participation in this program was encouraged by our main regulators. See “Capital Purchase Program” below for additional details.

The Bank also completed two acquisitions in 2009. On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This acquisition was consistent with the Bank’s strategy to strengthen and expand its northern Kentucky market share. On December 31, 2009, the Bank completed the purchase of Tapke Asset Management, LLC, an independent investment advisory firm, headquartered in Fort Wright, Kentucky. This acquisition was consistent with the Bank’s strategy to strengthen and grow the Trust Department revenue, diversify the Bank’s revenues and to give the Bank’s current customers access to more products and services backed by a team of investment professionals. (Please see Note 6 of the financial statements for more detail on these acquisitions)

The following sections provide more detail on subjects presented in the overview.

CAPITAL PURCHASE PROGRAM

On February 13, 2009, BKFC entered into the Purchase Agreement with the Treasury Department under the CPP, pursuant to which BKFC agreed to issue 34,000 shares of Series A Preferred Stock, for a total price of $34 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year.

The Series A Preferred Stock and the Warrant were issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. BKFC is further required pursuant to the terms of the Purchase Agreement to register the resale of the Series A Preferred Stock, the Warrant and the issuance of shares of common stock upon exercise of the Warrant with the SEC. The Warrant has been exercisable since February 13, 2009, its date of issuance

BKFC chose to participate in the CPP in order to reinforce its strong capital position, advance the Treasury Department’s efforts to facilitate additional lending in the markets in which the Bank operates, maintain its competitive advantage over its less well-capitalized competitors, ensure sufficient capital to support future acquisitions and support its general operations. BKFC’s decision to participate in the CPP was also affected by discussions with its regulators, including the FDIC and the Federal Reserve Bank of Cleveland. In light of the turmoil in the banking sector, uncertainty as to government action in the future with respect to risk-based capital guidelines, as well as the general economy as a whole, BKFC elected to request the maximum amount available for investment by the Treasury Department under the CPP (3% of the Bank’s risk-weighted assets) for the reasons described above. At present BKFC is considering all alternatives associated with raising additional capital necessary to support a repurchase of the Series A Preferred Stock, which management may consider undertaking at some point during 2010, depending on market conditions and after further discussion with BKFC and the Bank’s regulators.

Use of Capital

The CPP funds have not been segregated from BKFC’s other funds, and thus those funds cannot be directly traced through BKFC’s balance sheet.

Based on analysis of the market conditions at the time of issuance, BKFC determined that the proceeds of the Treasury Department’s investment in its Series A Preferred Stock initially would be best deployed in U.S. government agency MBS until loan demand improved. BKFC retained $9 million of the proceeds to extinguish short term debt and further augment its capital position, and invested the remaining $25 million in the Bank. In turn, the Bank invested the $25 million of the proceeds, along with other funds obtained, to leverage the CPP investment, in MBS pending deployment in more permanent uses such as for acquisitions and to support loan growth. With these investments, BKFC provided incremental liquidity to the residential mortgage markets and at the same time obtained products that generate cash flow. BKFC is holding the MBS assets on its balance sheet as available for sale. BKFC intends to utilize its cash flows, including those derived from its MBS investments and the proceeds of any sale or disposition of its MBS investments, to fund commercial and residential loans that meet BKFC’s long-standing prudent lending standards as the demand for high-quality loans rises in the markets it serves and otherwise support its business.

BKFC is committed to making credit available to the markets it serves and fulfilling the needs of its customers. To ensure that all lending growth opportunities are addressed, the Bank in 2008 implemented a new loan committee structure, adding the Bank’s Chief Executive Officer to the Bank’s loan committee to further scrutinize credit decisions. Additionally, the Bank established a problem-asset workout group in 2009. In addition to managing distressed assets, this group provides advice and support for the Bank’s lending professionals with respect to those relationships that are showing signs of stress, but have not elevated to the point of transfer to workout, to address the needs of existing clients. In certain sectors, such as commercial lending, loan demand has diminished, consistent with the overall economy, as customers have taken a conservative direction and postponed investments. Conversely, residential mortgage activity increased in 2009 in response to favorable interest rates and new government agency programs. While the CPP funds have not been segregated, and this increased lending is not directly traceable in a dollar-for-dollar manner to the CPP, the CPP investment has strengthened BKFC’s balance sheet and capital position.

In addition, BKFC has not experienced the level of stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, and the Bank has not created or marketed to its customers any sub-prime loan products, does not service mortgages for other institutions and otherwise follows a strategy in selling the majority of the Bank’s residential loans into the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on loans the Bank seeks to portfolio. For the year ended December 31, 2009, the Bank’s residential real estate loan production was $144.5 million. Of this, sold loans totaled $122.1 million, while portfolio and construction loans totaled $8.9 million and $13.6 million, respectively. The average balance of amortizing portfolio loans during 2009 was $109 million as compared to $102.4 million in 2008. Residential real estate charge-offs in this portfolio in 2009 and 2008 were .58% and .39% respectively. Delinquencies have been moderate, and non-accruals were $2.78 million as of December 31, 2009 versus $83.4 million outstanding (amortizing portfolio loan balances), or 3.36%. The Bank had 17 residential loans on non-accrual as of December 31, 2009, with two of those loans totaling $1.4 million, or 50% of aggregate non-accrual loan balances. These statistics are a result of the Bank’s underwriting and collection practices. The Bank has also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

Effects of CPP Participation

The terms of the Series A Preferred Stock provide that, in the event BKFC defaults on the payment of dividends due on the Series A Preferred Stock for an aggregate of six quarters or more, the board of directors of BKFC shall be automatically increased by two positions, and the holders of the Series A Preferred Stock shall have the right to elect two directors to fill those positions. BKFC did not need to amend its bylaws to increase the maximum size of the board of directors in order to accommodate an election of those two directors. BKFC did not have any other senior class of securities outstanding at the time it entered into the Purchase Agreement.

With respect to BKFC’s day-to-day operations, participation in the CPP heightened the focus on originating new loans that meet the Bank’s prudent lending standards and strengthened BKFC’s capital ratios. For example, at December 1, 2008 (prior to the CPP transaction), BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 10.73%, 8.19% and 7.96%, respectively, and at March 31, 2009 (following the February 13, 2009 CPP transaction) the BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 13.57%, 11.01% and 11.05%, respectively. However, it should be noted that, prior to BKFC’s participation in the CPP, both it and the Bank were well-capitalized. At December 31, 2009, each of the Bank’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets exceeded the respective ratios of 10.00%, 6.00% and 5.00%, which are the minimum ratios of regulatory capital required to be well-capitalized.

BKFC’s participation in the CPP has affected the income available to common stockholders in two ways: (i) BKFC agreed in the Purchase Agreement to not pay any dividend on the common stock prior to February 13, 2012 other than regular quarterly cash dividends of not more than $0.28 per share of common stock, and (ii) the dividend payments which are due on the Series A Preferred Stock have the effect of reducing the net income otherwise available to the common stockholders. The terms of the Purchase Agreement prohibit repurchases of common stock (although there was no intent, at the time of the issuance of the Series A Preferred Stock, for BKFC to buy back or otherwise repurchase any of its common stock).

BKFC has complied and will continue to comply with the executive compensation and corporate governance requirements of each of the EESA, the ARRA and any subsequent legislation, regulations or guidance for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department. As required by the EESA and ARRA, BKFC will further limit the Section 162(m) tax deduction for executive compensation to $500,000 per year for any senior executive officer for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department.

An executive compensation risk assessment was performed by BKFC’s senior risk officers. Based on the materials reviewed, BKFC’s senior risk officers concluded that the executive compensation and incentive program as then in effect did not encourage the senior executive officers to take unnecessary and excessive risks. The findings of this risk assessment were presented to the Compensation Committee of the Board and final conclusions were provided to the full Board. A certification statement will be included within the Compensation Committee Report of the BKFC 2010 Proxy Statement. This risk assessment will occur each year in which the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department. In addition, the compensation committee, which is composed entirely of independent directors, will discuss BKFC’s compensation arrangements in light of such risk assessment at least semi-annually for so long as the Series A Preferred Stock or any other security acquired under the Securities Purchase Agreement is held by the Treasury Department. BKFC’s 2010 Proxy Statement will permit a nonbinding shareholder vote to provide advisory approval of the compensation of BKFC’s executives.

CRITICAL ACCOUNTING POLICIES

BKFC has prepared all of the consolidated financial information in this report in accordance with GAAP. In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of BKFC’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in reporting materially different amounts if conditions or underlying circumstances were to change.

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level the Bank considers to be adequate and is based on ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance for loan losses. Provisions for loan losses are based on the Bank’s review of its historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The Bank’s strategy for credit risk management includes a combination of well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The credit risk management strategy also includes assessments of compliance with commercial and consumer policies, risk ratings and other important credit information. The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality. The Bank strives to identify potential problem loans early and promptly undertake the appropriate actions necessary to mitigate or eliminate the increasing risk identified in these loans.

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies. Impaired loans are those that management has determined it is probable the customer will be unable to comply with the contractual terms of the loan. The specific reserve component is an estimate of loss based upon an impairment review of larger loans that are considered impaired. The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts, the bank utilizes one of the three following methods for determining the proper impairment of a loan:

•	The present value of expected future cash flows of a loan;

•	The market price of the loan based upon readily available information for that type of loan; and

•	Fair value of collateral

The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the fair market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans (such as accruing troubled debt restructurings), the allowance is based on the present value of expected future cash flows discounted by the loan’s effective interest rate. A small portion of the bank’s loans which are included in the ASC 310 component carry no specific reserve allocation. These loans were reviewed for impairment and considered adequately collateralized with respect to their respective outstanding principal loan balance. The majority of these loans are loans which have had their respective impairment (or reserve) amounts charged off, or are loans related to other impaired loans which continue to have a specific reserve allocation. It is the Bank’s practice to maintain these impaired loans, as analyzed and provided for in the ASC 310 component of the allowance for loan losses, to avoid double counting of any estimated losses that may have been included in the ASC 450-10 component of the allowance for loan losses.

Generally, the Bank orders a new or updated appraisal on real estate properties which are subject to an impairment review. Upon completion of the impairment review, loan reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. Adjustments to new or updated appraisal values are not typical, but in those cases when an adjustment is necessary it is documented with supporting information and is typically an adjustment to decrease the property’s value because of additional information obtained concerning the property after the appraisal or update has been received by the Bank. The Bank’s practice is to obtain new or updated appraisals on the loans subject to impairment review. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. Loans secured by a 1 to 4 family residential property with small to moderate value, are generally valued utilizing a broker’s opinion of value (“BPO”). Generally, an “as is” value is utilized in most of the Bank’s real estate based impairment analyses.

However, under certain limited circumstances an “as stabilized” valuation may be utilized, provided that the “as stabilized” value is tied to a well-justified action plan to bring the real estate project to a stabilized occupancy under a reasonable period of time.

If a partially charged-off loan has been restructured in a manner that is reasonably assured of repayment and performance according to prudently modified terms, and has sustained historical payment performance for a reasonable period of time prior to and/or after the restructuring, it may be returned to accrual status and is classified as a troubled debt restructured (“TDR”) loan. However, if the above conditions can not be reasonably met, the loan remains on non-accrual status.

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans being placed on non-accrual status. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due (120 days past due for consumer loans); or (ii) for which payment in full of both principal and interest can not be reasonably expected.

Historical loss rates are applied to other commercial loans not subject to specific reserve allocations. The loss rates applied to commercial loans are derived from analyzing a range of the loss experience sustained on loans according to their internal risk grade. These loss rates may be adjusted to account for environmental factors if warranted. The general reserve also includes homogeneous loans, such as consumer installment, residential mortgage and home equity loans that are not individually risk graded. Rather, a range of historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year.

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in this analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and examination results from bank regulatory agencies and internal review by the credit department.

Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions and actual collection and charge-off experience.

Charge-offs are recognized when it becomes evident that a loan or a portion of a loan is deemed uncollectible regardless of its delinquent status. The Bank generally charges off that portion of a loan that is determined to be unsupported by an obligor’s continued ability to repay the loan from income and/or assets, both pledged and unpledged as collateral.

FINANCIAL CONDITION

Driving the changes to the BKFC balance sheet from December 31, 2008 to December 31, 2009 was the strong deposit growth experienced throughout 2009, BKFC’s participation in the CPP and the Integra Bank acquisition. Total deposits increased $272,119,000 or 25% from the end of 2008 to the end of 2009. Excluding the deposits added with the Integra Bank acquisition, organic growth in deposits was approximately $196,000,000 or an 18% increase from 2008. As discussed above, the CPP added approximately $34,000,000 to capital, while the total Integra Bank transactions added approximately $76,000,000 in deposits and $107,000,000 in loans to the balance sheet in 2009. As a result of these changes the Bank’s total assets increased $309,616,000 or 25% from $1,255,382,000 at December 31, 2008 to $1,564,998,000 at December 31, 2009.

On the asset side of the balance sheet, the strong deposit growth and the funding from the CPP outpaced quality loan demand and as a result both available for sale securities and short term investments grew significantly from December of 2008 to December of 2009. In 2009, available-for-sale securities increased $98,358,000 or 115% from 2008 while short term investments increased $57,806,000 from $501,000 at December 31, 2008 to $58,307,000 at December 31, 2009. The increase in available for sale securities consisted of purchases of government sponsored agency bonds and government agency MBS. The increase in short term investments was related to higher federal funds sold to other financial institutions. In 2009, total loans increased $128,427,000 or 13%, of which approximately $107,000,000 were acquired in the transactions with Integra Bank. While the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic recession, the Company has experienced organic loan growth, approximately $27,000,000 outside of the Integra Bank transactions, as a result of the level of lending outpacing the Bank’s runoff rate. While management expects continued decreases in new and renewed loan origination, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards. The total growth in loans was distributed between commercial, commercial real estate, residential real estate in 2009, with increases of $48,216,000 (28%), $47,230,000 (11%), and $28,128,000 (12%), respectively.

The largest increase in deposits came from NOW (negotiable orders of withdrawal) accounts, which increased $100,599,000, or 38%, from 2008. The Bank’s NOW accounts include public fund accounts which increased $99,238,000 or 50% from 2008. Public funds are deposits of local municipalities, schools and other public entities. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the FHLB.

Other changes on the asset side of the balance sheet at December 31, 2009 relative to December 31, 2008, included a $9,175,000 (52%) increase in goodwill and acquisition intangibles as a result of the Integra Bank and Tapke Asset Management acquisitions and a $9,959,000 increase in other assets, which was driven by the $6,694,000 prepaid FDIC assessment paid in December of 2009. Other changes to liabilities included a decrease of $6,484,000 (23%) in short-term borrowings and an increase in other liabilities of $4,313,000 (44%). Contributing to decrease in short-term borrowings was the payoff of a $4,400,000 revolving line of credit at the holding company. The increase in other liabilities was the result of a final settlement due to Integra Bank for the acquisition of $3,394,000 that was paid in January of 2010. Total shareholders’ equity increased $39,685,000 (39%) to $141,133,000 at December 31, 2009, compared to $101,448,000 at December 31, 2008. The CPP investment contributed approximately $34,000,000 to the increase in shareholders’ equity.

The following table illustrates the change in the mix of average assets during 2009 as compared to 2008 and 2007.

Table 1—Average Assets 2009, 2008 and 2007

(Dollars in Thousands)

Average Assets:	2009	As a % of total assets	2008	As a % of total assets	2007	As a % of total assets
Cash and due from banks	$35,361	2.6%	30,256	2.5%	$29,157	2.6%
Short term investments	29,165	2.2%	22,740	1.9%	39,922	3.6%
Other interest-earning assets	5,059	0.4%	4,963	0.4%	4,772	0.4%
Securities	156,847	11.5%	110,017	9.0%	99,544	8.9%
Loans (net of allowance for loan losses)	1,048,771	77.3%	971,289	79.9%	875,853	78.1%
Premises and equipment	19,097	1.4%	18,042	1.5%	17,240	1.5%
Goodwill and acquisition intangibles	17,521	1.3%	18,366	1.5%	15,403	1.4%
Cash surrender value of life insurance	23,636	1.7%	20,926	1.7%	20,153	1.8%
Other assets	22,062	1.6%	19,402	1.6%	19,339	1.7%

Total average assets	$1,357,519	100.0%	1,216,001	100.0%	$1,121,383	100.0%

While the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic recession, the Company has experienced organic loan growth as a result of the level of lending outpacing the Bank’s runoff rate. While management expects continued decreases in new and renewed loan origination, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

RESULTS OF OPERATIONS

Summary

2009 vs. 2008. Driven by higher loan loss provisions, the net income available to common shareholders decreased 39% from 2008 from $11,341,000 for the year ended December 31, 2008, to $6,968,000 for the year ended December 31, 2009. Net income available to common shareholders was also reduced in 2009 by $1,792,000 due to dividends and discount amortization from the preferred stock issued to the Treasury Department in the CPP, these preferred shares were not outstanding in 2008 and therefore had no impact on 2008.

The provision for loan losses rose by 164% in 2009, from $4,850,000 in 2008 to $12,825,000 in 2009 and was partially offset with increases of $4,131,000 or 10% in net interest income and $1,848,000 or 13% in non-interest income from 2008 to 2009. As discussed above, the provision reflected the current economic conditions that has put significant strains on the loan portfolio in 2009. These strains showed in the net charge offs that increased from $3,445,000 (.35% of average loans) in net charge-offs in 2008 to $7,582,000 (.71% of average loans) in 2009, and in non performing loans that were $9,561,000 or .93% of loans at December 31, 2008 versus $25,562,000 or 2.21% of loans at December 31, 2009. The growth in net interest income was driven by the balance sheet growth discussed above and included a $138,193,000 or 12% growth in average earning assets for the year, $84,842,000 in loans and $46,830,000 in available for sale securities. The increase in non-interest income included $728,000 in gains on the sale of securities and a $566,000 or 60% increase in mortgage banking income. While other financial institutions were hampered by securities losses and other than temporary impairment charges in their securities portfolio, the Bank took advantage of the low interest rate environment and sold $35,611,000 in government sponsored agency bonds for a gain of $728,000. The low interest rate environment also led to the increase in mortgage banking income as the demand by homeowners to refinance their existing loans to lower rates remained high throughout the year.

2008 vs. 2007. Our net income was $11,341,000 for the year ended December 31, 2008, compared to $11,131,000 for the year ended December 31, 2007, an increase of $210,000 (2%). The growth in earnings from

2007 to 2008 was driven by increases in net interest income of $3,426,000 (9%) and non-interest income of $725,000 (5%), and was offset a higher provision for loan losses of $3,275,000 (208%) and by an increase in non-interest expense of $504,000 (1%). The growth in the net interest income was driven by the strong loan growth and was complemented with a small increase in the net interest margin which increased from 3.66% in 2007 to 3.68% in 2008. Contributing to the increase in the provision for loan losses were higher levels of charge-offs in 2008 as compared to 2007, and management’s concerns over the declining housing market and overall deteriorating economic conditions. BKFC recorded $3,445,000 (.35% of average loans) in net charge-offs in 2008 as compared to $998,000 (.11% of average loans) in 2007.

Net Interest Income

2009 vs. 2008. Net interest income grew to $44,793,000 in 2009, an increase of $4,131,000 (10%), over the $40,662,000 earned in 2008. As discussed above, the increase was driven by the growth in earning assets. As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $4,811,000. While the decline in interest rates has been dramatic over the last three years as a result of the deep economic recession, the effect on the net interest margin of the Bank has been nominal. This is a result of the conservative interest rate risk management program of the Bank that seeks to minimize the risk to earnings in both a falling or rising interest rate environment. As illustrated in Table 2, the net interest margin has remained within four basis points over the last three years, 3.64%, 3.68%, and 3.66% in 2009, 2008 and 2007 respectively. Also illustrated in Table 2, this risk management position is reflected in the small change in the interest rate spread, increasing 8 basis points in 2009 versus 2008 despite the significant drop in both the yield on earning assets and interest cost of interest bearing liabilities. In 2009, total average earning assets increased $138,193,000 or 12% with the growth in 2009 divided between loans which increase $84,842,000 or 9% and securities which increase $46,830,000 or 43%. As discussed in the financial condition section to this report, this growth was funded by strong deposit growth and the addition of CPP funds. Despite an extremely volatile interest rate environment, BKFCs net interest spread increased from 3.28% in 2008 to 3.36% in 2009, which was offset by a reduction in the effects of free funds which decreased from .40% in 2008 to .28% in 2009. The effects of this rate environment are demonstrated in Table 2, where the yields on interest earning assets decreased by 112 basis points from 6.19% in 2008 to 5.07% in 2009, while the cost of interest bearing liabilities decreased 120 basis points from 2.91% in 2008 to 1.71% in 2009. While BKFC benefited from falling rates in 2009, if rates continue to fall in 2010 the effects on the Bank will be negative, as shown and explained in the asset/liability management and market risk section of this report.

2008 vs. 2007. Net interest income grew to $40,662,000 in 2008, an increase of $3,426,000 (9%), over the $37,236,000 earned in 2007. The increase was driven by the growth in earning assets. As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $3,582,000 and to a much smaller extent by the rate variance, which had a $54,000 decrease impact on net interest income. Driving the balance sheet growth was loans which accounted for 107% of the growth in average earning assets in 2008. In 2008, total average earning assets increased $91,633,000 or 9% while average loans increased $98,151,000 or 11%. Accounting for the difference between growth in earning assets and the growth in loans was a decrease in lower yielding short-term investments, particularly federal funds sold which were down on average $17,182,000 or 43% from 2007. As seen in Table 3, this favorable mix of earning asset growth contributed to the 16 basis point increase in the net interest spread, from 3.12 in 2007, to 3.28 in 2008. Despite an extremely volatile interest rate environment, BKFCs net interest income increased from 3.66% in 2007 to 3.68% in 2008. The effects of this rate environment are demonstrated in Table 2, where the yields on interest earning assets decreased by 121 basis points from 7.40% in 2008 to 6.19% in 2009, while the cost of interest bearing liabilities decreased 137 basis points from 4.28% in 2007 to 2.91% in 2008.

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

Table 2—Average Balance Sheet Rates 2009, 2008 and 2007 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2009			2008			2007
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)(2)	$1,066,886	$58,093	5.45%	$982,044	$63,559	6.47%	$883,893	$68,949	7.80%
Securities(2)	156,847	5,354	3.41	110,017	4,881	4.44	99,544	4,737	4.76
Other interest-earning assets	34,224	298	0.87	27,703	820	2.96	44,694	2,395	5.36

Total interest-earning assets	1,257,957	63,745	5.07	1,119,764	69,260	6.19	1,028,131	76,081	7.40

Non-interest-earning assets	99,562			96,237			93,252

Total assets	$1,357,519			$1,216,001			$1,121,383

Interest-bearing liabilities:
Transaction accounts	568,135	3,924.69		517,302	9,244	1.79	474,367	17,555	3.70
Time deposits	416,179	12,505	3.00	370,017	15,778	4.26	356,702	17,752	4.76
Borrowings	67,527	1,528	2.26	76,803	2,998	3.90	51,950	3,170	6.10

Total interest-bearing liabilities	1,051,841	17,957	1.71	964,122	28,020	2.91	883,019	38,477	4.28

Non-interest-bearing liabilities	171,585			155,805			148,530

Total liabilities	1,223,426			1,119,927			1,031,549
Shareholders’ equity	134,093			96,074			89,834

Total liabilities and shareholders’ equity	$1,357,519			$1,216,001			$1,121,383

Net interest income		$45,788			$41,240			$37,604

Interest rate spread			3.36%			3.28%			3.12%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.64%			3.68%			3.66%

Effect of net free funds (the difference between the net interest margin and the interest rate spread)			0.28%			0.40%			0.54%

Average interest-earning assets to interest-bearing liabilities	119.60%			116.14%			116.43%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.35% tax rate in 2009, 34.40% in 2008 and 34.25% in 2007. The tax equivalent adjustment was $995,000, $578,000 and $368,000, in 2009, 2008, and 2006, respectively.

Volume/Rate Analysis. The below table illustrates the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 3—Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2009 vs. 2008			2008 vs. 2007
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$5,184	$(10,651)	$(5,467)	$7,142	$(12,531)	(5,389)
Securities	1,767	(1,294)	473	478	(334)	144
Other interest-earning assets(1)	159	(680)	(521)	(723)	(853)	(1,576)

Total interest-earning assets	7,110	(12,625)	(5,515)	6,897	(13,718)	(6,821)

Interest expense attributable to:
Transaction accounts	$831	6,151)	(5,320)	$1,467	(9,778)	(8,311)
Time deposits	1,796	(5,069)	(3,273)	643	(2,617)	(1,974)
Borrowings	(328)	(1,142)	(1,470)	1,205	(1,377)	(172)

Total interest-bearing liabilities	2,299	(12,362)	(10,063)	3,315	(13,772)	(10,457)

Increase (decrease) in net interest income	$4,811	$(263)	$4,548	$3,582	$54	$3,636

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

Provision for Loan Losses

Like many other financial institutions, the Bank was significantly affected by the national economic recession. While the Bank experienced an increase in defaults and foreclosures in fiscal year 2008 and 2009, the levels of such activity has been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Management believes that with the continuing economic uncertainty, high unemployment rates and falling real estate values, negative trends in credit metrics and the resulting pressure on earnings will remain above historical levels. This will include continuing higher levels of charge offs in the loan portfolio, and as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions will lead to lower earnings and slower capital growth. Management also believes that the current economic conditions will lead to lower demand for loans within all loan types, specifically, real estate related requests.

2009 vs. 2008. As discussed above and in the management overview, the provision for loan losses reflected the current deep economic recession facing the country and the region. The provision for loan losses was $12,825,000 for the year ended December 31, 2009, compared to $4,850,000 for 2008. The increase of $7,975,000 (164%) reflected an increase in the level of charge-offs and nonperforming loans in 2009 and management’s continuing concerns of the effect that the current economic recession will have on the Bank’s loan customers. For the year ended December 31, 2009, net charge-offs were $7,582,000 or .71% of average loan balances compared to 2008 figures of $3,445,000 or .35% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $25,562,000 (2.21% of loans outstanding) at December 31, 2009, compared to $9,561,000 (.93% of loans outstanding) at December 31, 2008. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $26,943,000 at December 31, 2009 and $10,273,000 at December 31, 2008. This represents 1.72% of total assets at December 31, 2009 compared to .82% at December 31, 2008.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $3,568,000 at December 31, 2009 versus $575,000 at December 31, 2008. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

2008 vs. 2007. The provision for loan losses was $4,850,000 for the year ended December 31, 2008, compared to $1,575,000 for 2007. The increase of $3,275,000 (208%), reflected an increase in loans charged–off in 2008, and management’s continuing concerns over the deteriorating economic conditions. For the year ended December 31, 2008, net charge-offs were $3,445,000 or .35% of average loan balances compared to 2007 figures of $998,000 or .11% of average loan balances. Total non-accrual loans plus loans past due 90 days or more were $9,561,000 (.93% of loans outstanding) at December 31, 2008, compared to $9,047,000 (.95% of loans outstanding) at December 31, 2007. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. The increase in the loan loss allowance to total loans ratio, from .90% at December 31, 2007 to .97% at December 31, 2008, was due to increasing historical loss ratios and current economic conditions. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets totaled $10,273,000 at December 31, 2008 and $13,164,000 at December 31, 2007. This represents .82% of total assets at December 31, 2008 compared to 1.07% at December 31, 2007. Contributing to the decrease was the sale in December of 2008 of the largest property included in the other real estate owned at December 31, 2007, which was a repossessed commercial office building that was sold for $2,617,000.

Allowance for Loan Losses (“ALL”). The increase in the ALL was directionally consistent in 2009 with the deteriorating credit metrics and the current economic recession. The ALL increased 53%, from $9,910,000 at December 13, 2008 to $15,153,000 at December 31, 2009, which increased the allowance for loan losses as a percentage of total loans from .97% at December 31, 2008, to 1.31% at December 31, 2009. The amount of the allowance allocated to impaired loans at year end 2009 was $5,916,000, which was up 73% from the $3,432,000 at year end 2008. The impairment process is described in the critical accounting policies section of this report. Contributing to both the increase in charge-offs in 2009 and the increase in the allowance for loan losses allocated to impaired loans was the significant decrease in real estate values experienced in the current economic recession. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2008 to 2009. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes these economic strains will continue into 2010 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

For additional information on the allowance for loan losses, see the critical accounting policies section of this discussion.

Table 4—Analysis of the allowance for losses for the periods indicated

	Year ended December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Balance of allowance at beginning of period	$9,910	$8,505	$6,918	$7,581	$7,214
Recoveries of loans previously charged off:
Commercial loans	140	212	369	41	67
Consumer loans	309	249	106	40	11
Mortgage loans	2	2	23	0	0

Total recoveries	451	463	498	81	78

Loans charged off:
Commercial loans	6,310	2,675	1,097	2,208	1,127
Consumer loans	1,276	1,065	368	185	277
Mortgage loans	447	168	31	51	132

Total charge-offs	8,033	3,908	1,496	2,444	1,536

Net charge-offs	(7,582)	(3,445)	(998)	(2,363)	(1,458)
Provision for loan losses	12,825	4,850	1,575	1,700	1,825
Merger adjustment	0	0	1,010	0	0

Balance of allowance at end of period	$15,153	$9,910	$8,505	$6,918	$7,581

Net charge-offs to average loans outstanding for period	0.71%	0.35%	0.11%	0.30%	0.20%

Allowance at end of period to loans at end of period	1.31%	0.97%	0.90%	0.85%	1.04%

Allowance to nonperforming loans at end of period	59.28%	103.65%	94.01%	139.11%	83.81%

Table 5—Analysis of non-performing loans for the periods indicated

	At December 31
	2009	2008	2007	2006	2005
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$8,588	$2,401	$1,391	$318	$2,996
Residential real estate	5,113	2,325	1,731	1,630	95
Construction	7,302	2,778	2,281	601	941
Commercial	2,712	588	851	356	2,664
Consumer and other	111	119	135	—	—

Total	23,826	8,211	6,389	2,905	6,696

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$220	$86	$297	$271	$67
Residential real estate	758	812	1,739	799	1,225
Construction	682	0	205	—	114
Commercial	34	291	360	959	850
Consumer and other loans	42	161	57	39	93

Total	1,736	1,350	2,658	2,068	2,349

Total non-performing loans	$25,562	$9,561	$9,047	$4,973	$9,045

Non-performing loans as a Percentage of total loans	2.21%	0.93%	0.95%	0.61%	1.24%
Accruing Troubled Debt Restructuring (TDR’s)	$3,568	$575	$—	$—	$—
Other real estate owned	$1,381	$712	$4,117	$2,981	$5,063

Non-Interest Income

The following table shows the components of non-interest income and the percentage changes from 2009 to 2008 and from 2008 to 2007.

Table 6—Major Components of non-interest income (dollars in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
Non-interest income:	2009	2008	2007	2009/2008	2008/2007
	(Dollars in thousands)
Service charges and fees	$9,156	$8,918	$8,243	3%	8%
Mortgage banking income	1,503	937	919	60	2
Trust fee income	1,095	1,111	1,089	(1)	2
Bankcard transaction revenue	2,225	1,924	1,626	16	18
Company owned life insurance earnings	923	794	749	16	6
Net securities gains	728	—	—	100	N/A
Losses on other real estate owned	(528)	(380)	(312)	39	22
Other	1,514	1,464	1,729	3	(15)

Total non-interest income	$16,616	$14,768	$14,043	13%	5%

2009 vs. 2008. The lower rates associated with the current economic cycle contributed to the $1,848,000 or 13% increase in non-interest income in 2009 from $14,768,000 in 2008 to $16,616,000 in 2009. Mortgage banking income increased $566,000 or 60% from 2008 to 2009 as attractive rates on fixed rate residential mortgage loans led to a significant increase in the refinancing market. Also, lower interest rates led to higher values of the Bank’s security portfolio and allowed the Bank to sell $35,611,000 of available for sale securities for a $728,000 gain. The Bank’s available for sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the Treasury Department and therefore their credit quality was not negatively affected by the current economic recession. Other increases for 2009 included service charges and fees (up $238,000, or 3%), bankcard transaction revenue (up $301,000, or 16%), and company owned life insurance earnings (up $129,000, or 16%). Contributing to the increase in company owned life insurance was the purchase of $2,000,000 in additional policies in 2009. The losses on the sale of other real estate owned included a loss of $462,000 on one property in the third quarter of 2009. Contributing to the increase in service charges and fees were the continued growth in cash management products which offset a $209,000 or 4% decrease in overdraft charges. Management expects overdraft charges to decrease significantly in the second half of 2010 as a result of recently enacted banking regulations limiting fees charged on overdrafts initiated by electronic transactions.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products.

2008 vs. 2007. Total non-interest income increased $725,000 (5%) in 2008 from $14,043,000 in 2007 to $14,768,000 in 2008. Increases for 2008 included service charges and fees (up $675,000, or 8%), and bankcard transaction revenue (up $298,000, or 18%), which was partially offset by a decrease in other non-interest income (down $265,000, or 15%). Contributing to the decrease in other non-interest income was a $276,000 decrease in loan servicing revenue. This servicing revenue relates to the small business association loans, the balances of which dropped significantly from 2007. Contributing to the increase in service charges and fees were the continued growth in cash management products.

Non-Interest Expense

The following table shows the components of non-interest expense and the percentage changes from 2009 to 2008 and from 2008 to 2007.

Table 7—Major Components of non-interest expense (in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
Non-interest expense:	2009	2008	2007	2009/2008	2008/2007
	(Dollars in thousands)
Salaries and employee benefits	$16,139	$16,385	$16,402	(2)%	0%
Occupancy and equipment	4,703	4,718	4,517	0	4
Data processing	1,597	1,365	1,433	17	(5)
Advertising	1,039	840	854	24	(2)
Electronic banking processing fees	1,013	1,030	875	(2)	18
Outside service fees	1,439	1,322	1,183	9	12
State bank taxes	1,797	1,576	1,258	14	25
Amortization of intangible assets	1,094	1,278	1,090	(14)	17
FDIC insurance	2,407	764	153	215	399
Other	5,449	4,945	5,954	10	(17)

Total non-interest expense	$36,677	$34,223	$33,719	7%	1%

2009 vs. 2008. The largest increase in non-interest expense in 2009 was the FDIC insurance expense, which increased $1,643,000 or 215% from 2008. Higher numbers of bank failures in 2009, brought on by the current economic recession, forced the FDIC to replenish its reserve for bank failures and as a result it more than doubled the assessment it charged banks in 2009 as compared to 2008. In total, non-interest expense increased $2,454,000 (7%), to $36,677,000 for 2009, compared to $34,223,000 for 2008. The largest overhead expense in BKFC is salaries and benefits which account for 44% of the total non-interest expense and decreased $246,000 or 2% from 2008. For 2009, the bonus and profit sharing expense decreased $139,000 (49%) from 2008. As in 2008, no bonuses were paid to the senior management of the Bank. The increase in advertising was the result of a full year of amortization of the naming rights for the Bank of Kentucky Center at Northern Kentucky University and the Bank of Kentucky Field at Thomas More College, as these naming rights increased $227,000 or 200% from 2008. The increase of $232,000 in data processing was the result of the increasing number of items processed as a result of the Bank’s growing deposit base and overall activity. As a result of the current economic conditions facing the banking industry, management expects continued high FDIC insurance expense for the foreseeable future (see the prepaid insurance information in Note 1 of the financial statements). Management also expects most expense categories, including salaries and benefits, to increase at a higher rate in 2010 as compared to 2009 as a result of the full year effect of the Integra Bank and Tapke Assessment management acquisitions closed in the fourth quarter of 2009 (see Note 6 of the financial statements for more details on acquisitions).

2008 vs. 2007. Non-interest expense increased $504,000 (1%), to $34,223,000 for 2008, compared to $33,719,000 for 2007. The largest increase in non-interest expense was in FDIC insurance, which increased $611,000 (399%), in 2008 compared to 2007, which was partially offset with a decrease in other expenses. The increase in FDIC insurance was the result of the FDIC increasing the deposit assessment rate charged to banks in 2007. The majority of the FDIC insurance cost in 2007 was offset with a one-time credit that the FDIC passed to financial institutions for the institutions previous contributions to the FDIC insurance fund. Other expenses in 2008 included a decrease of $677,000 in expenses associated with other real estate owned properties from $866,000 in 2007 to $189,000 in 2008. The majority of this expense was the result of certain improvements made to a repossessed commercial office building in 2007. The largest overhead expense in BKFC is salaries and benefits which accounts for 48% of the total non-interest expense. In 2008, total salaries and benefits decreased $17,000 from 2007 primarily as a result of lower bonus and profit sharing expense, which were off-set by normal annual salary adjustments. For 2008, the bonus and profit sharing expense decreased $823,000 (75%), from 2007. The decreases in these incentive plans cost was the result of BKFC not meeting certain financial goals. The increase of $188,000 in amortization of intangible assets for 2008 was the result of the First Bank acquisition in mid-year 2007.

Tax Expense

2009 vs. 2008. As a result of lower income before taxes, the federal income tax expense decreased $1,869,000 (37%) to $3,147,000 for 2009 compared to $5,016,000 for 2008. The effective tax rate was 26.4% for 2009, which was a decrease of 4.3% from 30.7% in 2008. The decrease in effective tax rate is a result of income before taxes decreasing by 27%, while tax exempt income increased by 49%.

2008 vs. 2007. Federal income tax expense increased $162,000 (3%) to $5,016,000 for 2008 compared to $4,854,000 for 2007. The effective tax rate was 30.7% for 2008, which was an increase of .3% from 30.4% in 2007. Contributing to the increase in the effective tax rate was the $100,000 historic tax credit realized in 2007.

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 8 presents, as of December 31, 2009, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contacts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient.

Table 8—Contractual obligations (Dollars in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of Deposit	$616,026	$502,845	$109,882	$3,359	$—
FHLB advances	6,000	6,000	—	—	—
Subordinated debentures	38,557	—	—	—	38,557
Other notes payable	224	14	28	27	155
Northern Kentucky University arena naming rights	4,285	857	1,714	1,714	—
Thomas More College athletic field naming rights	600	200	400	—	—
Lease commitments	3,031	869	1,252	759	151

Total	$668,723	$510,785	$113,216	$5,859	$38,863

Lease commitments represent the total minimum lease payments under non-cancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BKFC’s consolidated balance sheets. Table 9 presents, as of December 31, 2009, the Bank’s significant off-balance sheet commitments.

Table 9—Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused lines of credit and loan commitments	$268,847	$164,091	$34,322	$1,344	$69,090
Standby letters of credit	49,902	43,090	4,088	—	2,724
FHLB letters of credit	161,300	161,300	—	—	—

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

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field constructed on Thomas More’s campus. The Bank committed $1 million to the project, such sum to be paid in five equal annual installments beginning after substantial completion of the field, which is named The Bank of Kentucky Field. The cost of the naming rights will be amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008.

Further discussion of the Bank’s contractual obligations and off-balance sheet activities is included in Note 16 of BKFC’s consolidated financial statements.

Liquidity and Capital Resources

Liquidity refers to the availability of sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses, meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary and meeting its quarterly dividend payment for the preferred stock associated with the Capital Purchase Program. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2009, as discussed in the financial condition section of this report, the growth in the loans and securities were funded by the growth in deposits and the funding from the issuance of the preferred stock. At December 31, 2009, the Bank’s customers had available $308,672,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $10,077,000. Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the Federal Home Loan Bank or other financial intermediaries. Further, the Bank has $183,845,000 of securities designated as available-for-sale and an additional $2,807,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2009 to meet known and potential obligations.

As illustrated in BKFC’s statement of cash flows, the net change in cash and cash equivalents was an increase of $60,082,000. Net income provided $8,760,000 of the $11,884,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in available for sale securities of $98,358,000, the Bank also used $56,213,000 to purchase loans in 2009. As discussed in the financial condition section of this report, the largest source of cash from financing activities came from the increase in deposits.

During 2010, the Bank could be required to obtain approval from the Kentucky department of financial institutions to declare dividends to BKFC. This restriction is in place if the accumulated dividends paid to BKFC over current and previous two years are greater than the accumulated earnings of the Bank for those periods. This was a result of the $17,000,000 payoff of the trust preferred securities at BKFC with a $20,000,000 subordinated debenture (as detailed in Note 10 of BKFC’s consolidated financial statements) entered into at the Bank in 2008. This transaction required the Bank to declare a $17,000,000 dividend to pay off these securities of BKFC. This transaction was approved by the appropriate regulatory agencies, and the Bank expects to receive approval from the department of financial institutions to pay dividends to BKFC in 2010. In 2009, BKFC paid cash dividends of $.56 per share totaling $3,144,000 on common stock and a total of $1,284,000 for dividends on preferred stock.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2009, BKFC’s leverage and total risk-based capital ratios were 8.94% and 12.02%, respectively, which exceed all required ratios established for bank holding companies.

Effect of Inflation and Changing Prices

The financial statements and related financial data presented in this annual report have been prepared in accordance with GAAP, which require the measurement of financial position and operating results in terms of historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The primary impact of inflation on our operations is reflected in increased operating costs. Unlike most industrial companies, virtually all the assets and liabilities of a financial institution are monetary in nature. As a result, interest rates generally have a more significant impact on a financial institution’s performance than do general levels of inflation. Interest rates do not necessarily move in the same direction or to the same extent as the prices of goods and services.

Adoption of New Accounting Standards

In June, 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to GAAP (“ASC 105-10”) and establishing the FASB Codification (the “Codification”) as the single source of authoritative nongovernmental GAAP in the United States. Rules and interpretive releases of the SEC are also sources of authoritative GAAP for companies that are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). ASC 105-10 was effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of this guidance by the Company did not have a material effect on the results of operations or financial condition. Technical references to GAAP are now provided in these financial statements under this new FASB structure.

In December 2007, the FASB issued guidance impacting ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquire, including the recognition and measurement of goodwill acquired in a business combination. It is effective for fiscal years beginning on or after December 15, 2008. The impact of adoption of this standard is disclosed in Note 6 to these financial statements.

In April 2009, the FASB issued guidance impacting ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The additional guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance is reflected in Note 19 to these financial statements and did not have a material effect on the results of operations or financial condition.

In April 2009, the FASB issued guidance impacting ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This additional guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this guidance during the second quarter of 2009, and the adoption of the guidance did not have a material effect on the Company’s results of operations or financial position.

Effect of Newly Issued But Not Yet Effective Accounting Standards

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance is not expected to have a material affect on the Company’s results of operations or financial position.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next 12 months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $186,363,000 (11.91%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates. The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing; the movement of certain deposit rate indices in relationship to asset rate indices; and the extent of the decrease in the rate environment.

At December 31, 2009, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative. Over the preceding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $186,363,000 (11.91% of total assets). At December 31, 2008, interest rate sensitive liabilities exceeded interest rate sensitive assets by $215,448,000 (17.16% of total assets). Contributing to the decreased liability sensitive position from 2008 to 2009 was higher levels of short-term investments. Contributing to the increase in short-term investments was the strong deposit growth experienced in 2009 and the CPP funds. An assumption, based on historical behavior, contributing to BKFC’s gap position is that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than reacting immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have an immediate effect on the rates paid on those deposit accounts.

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

For the changes in the estimates of an increasing rate scenario on the net interest income change, as shown below, between 2008 to 2009 was a result of the same influences that increased the liability sensitivity of BKFC’s gap position. However the differences in the estimates for a decreasing rate environment are the results of the current rate environment. In December of 2008 the Federal Reserve Bank lowered the targeted federal funds rate to .25%, and as a result most short-term deposit interest rates cannot drop 100 basis points while earning assets could in theory decrease by these amounts. The result of this extreme low rate environment is both rising and declining rate scenarios produce a negative impact on earnings.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2009	2008
Increase 200 bp	(3.12)%	(5.21)%
Increase 100 bp	(1.36)	(2.48)
Decrease 100 bp	(1.50)	0.18

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2009 (dollars in thousands) and shows the contractually repricing intervals, and related average interest rates, for each of the next five years and thereafter. As discussed above, while this table uses the contractual repricing intervals for NOW and savings accounts and therefore reflects the Bank’s ability to adjust rates on those accounts at any time, the Bank’s interest rate risk model incorporates assumptions based on historical behavior to determine the expected repricing of these deposits. The amounts included in loans excludes allowance for loan losses, deferred fees, in process accounts and purchase accounting adjustments:

Table 10—Balance sheet repricing data (in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
Repricing in:
Federal Funds Sold	58,307	—	—	—	—	—	58,307	58,307
Average Interest Rate	.25%	—	—	—	—	—	—	—
Interest Bearing Deposits	100	—	—	—	—	—	100	100
Average Interest Rate	2.09%	—	—	—	—	—	—	—
Securities	42,242	12,218	37,331	29,172	38,114	55,490	214,567	215,120
Average Interest Rate	2.04%	3.89%	2.40%	2.27%	2.23%	4.17%	—	—
FHLB Stock	4,959	—	—	—	—	—	4,959	4,959
Average Dividend Rate	4.50%	—	—	—	—	—	—	—
Loans	688,829	166,497	135,780	131,620	34,257	7,946	1,164,929	1,157,265
Average Interest Rate	4.63%	5.97%	6.06%	5.93%	6.04%	5.51%	—	—

Liabilities
Savings, NOW, MMA	688,017	—	—	—	—	—	688,017	688,017
Average Interest Rate	1.90%	—	—	—	—	—	—	—
CDs and IRAs	366,547	75,029	10,932	1,492	1,186	—	455,186	456,093
Average Interest Rate	2.33%	2.70%	2.67%	3.05%	2.77%	—	—	—
Borrowings	21,669	—	—	—	—	—	21,669	21,669
Average Interest Rate	.81%	—	—	—	—	—	—	—
Notes Payable	44,000	—	—	—	—	781	44,781	37,294
Average Interest Rate	2.30%	—	—	—	—	3.10%	—	—

Item 8.	Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Crestview Hills, Kentucky

FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2009 and 2008 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
March 9, 2010

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2009 and 2008

(Dollar amounts in thousands, except per share amounts)

	2009	2008
ASSETS
Cash and due from banks	$40,431	$38,155
Federal funds sold and other short-term investments	58,307	501

Total cash and cash equivalents	98,738	38,656
Interest bearing deposits with banks	100	100
Available-for-sale securities	183,845	85,487
Held-to-maturity securities
(Fair value of $31,275 and $33,416)	30,722	33,725
Loans held for sale	6,798	2,625
Loans, net of allowance ($15,153 and $9,910)	1,139,831	1,016,647
Premises and equipment-net	23,588	18,824
Federal Home Loan Bank stock, at cost	4,959	4,959
Goodwill	21,889	15,209
Acquisition intangibles	5,047	2,552
Company owned life insurance	24,240	21,316
Accrued interest receivable and other assets	25,241	15,282

	$1,564,998	$1,255,382

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$200,069	$157,082
Interest bearing deposits	1,143,203	914,071

Total deposits	1,343,272	1,071,153
Short-term borrowings	21,669	28,153
Notes payable	44,781	44,798
Accrued expenses and other liabilities	14,143	9,830

	1,423,865	1,153,934
Commitments and contingent liabilities	—	—
Shareholders’ equity
Preferred stock, no par value, $34,000 liquidation value, 34,000 shares authorized and issued	33,226	—
Common stock, no par value, 15,000,000 shares authorized, 5,666,707 (2009) and 5,606,607 (2008) shares issued	3,098	3,098
Additional paid-in capital	5,423	2,708
Retained earnings	98,432	94,608
Accumulated other comprehensive income	954	1,034

	141,133	101,448

	$1,564,998	$1,255,382

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

	2009	2008	2007
Interest income
Loans, including related fees	$57,738	$63,375	$68,769
Securities
Taxable	3,493	3,737	4,189
Tax exempt	1,221	750	360
Other	298	820	2,395

	62,750	68,682	75,713
Interest expense
Deposits	16,429	25,022	35,307
Borrowings	1,528	2,998	3,170

	17,957	28,020	38,477

Net interest income	44,793	40,662	37,236

Provision for loan losses	12,825	4,850	1,575

Net interest income after provision for loan losses	31,968	35,812	35,661

Non-interest income
Service charges and fees	9,156	8,918	8,243
Mortgage banking income	1,503	937	919
Trust fee income	1,095	1,111	1,089
Bankcard transaction revenue	2,225	1,924	1,626
Company owned life insurance earnings	923	794	749
Net securities gains	728	—	—
Other	986	1,084	1,417

	16,616	14,768	14,043

Non-interest expense
Salaries and employee benefits	16,139	16,385	16,402
Occupancy and equipment	4,703	4,718	4,517
Data processing	1,597	1,365	1,433
Advertising	1,039	840	854
Electronic banking processing fees	1,013	1,030	875
Outside service fees	1,439	1,322	1,183
State bank taxes	1,797	1,576	1,258
Amortization of intangible assets	1,094	1,278	1,090
FDIC insurance	2,407	764	153
Other	5,449	4,945	5,954

	36,677	34,223	33,719

Income before income taxes	11,907	16,357	15,985

Federal income taxes	3,147	5,016	4,854

Net income	$8,760	$11,341	$11,131

Preferred stock dividend and discount accretion	1,792	—	—

Net income available to common shareholders	$6,968	$11,341	$11,131

Per share data
Earnings per share	$1.24	$2.02	$1.93

Earnings per share, assuming dilution	$1.23	$2.02	$1.93

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS

OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2007		$5,794,699	$3,098	$6,207	$77,825	$(247)	$86,883

Comprehensive income
Net income					11,131		11,131
Change in net unrealized gain (loss), net of tax						449	449

Total comprehensive income							11,580
Cash dividends - $.46 per share					(2,651)		(2,651)
Stock-based compensation expense				839			839
Exercise of stock options, including tax benefit		43,253		777			777
Repurchase and retirement of common shares		(153,745)		(3,943)			(3,943)

Balance December 31, 2007	—	5,684,207	3,098	3,880	86,305	202	93,485

Comprehensive income
Net income					11,341		11,341
Change in net unrealized gain (loss), net of tax						832	832

Total comprehensive income							12,173
Cash dividends - $.54 per share					(3,038)		(3,038)
Stock-based compensation expense				642			642
Exercise of stock options, including tax benefit		2,700		51			51
Repurchase and retirement of common shares		(80,300)		(1,865)			(1,865)

Balance December 31, 2008	—	5,606,607	3,098	2,708	94,608	1,034	101,448

Comprehensive income
Net income					8,760		8,760
Change in net unrealized gain (loss), net of tax						(80)	(80)

Total comprehensive income							8,680
Cash dividends - $.56 per share					(3,144)		(3,144)
Dividends paid and accrued on preferred stock					(1,497)		(1,497)
Issuance of preferred stock	32,931						32,931
Issuance of a warrant to purchase common shares				1,015		1,015	—
Stock-based compensation expense				494			494
Exercise of stock options, including tax benefit		10,100		206			206
Issuance of common shares		50,000		1,000			1,000
Accretion of preferred stock discount	295				(295)		—

Balance December 31, 2009	$33,226	5,666,707	$3,098	$5,423	$98,432	$954	$141,133

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

(Dollar amounts in thousands)

	2009	2008	2007
Cash flows from operating activities
Net income	$8,760	$11,341	$11,131
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,578	1,459	1,505
Net amortization (accretion) on securities	1,188	34	(1,453)
Provision for loan losses	12,825	4,850	1,575
Federal Home Loan Bank stock dividend	—	(193)	—
Amortization of acquisition intangibles	1,094	1,278	1,090
Earnings on life insurance	(924)	(788)	(749)
Loss on sale/write-down of other real estate	528	380	312
Mortgage banking income	(1,503)	(937)	(919)
Proceeds from loans sold	119,405	60,061	71,668
Origination of loans held for sale	(122,075)	(59,076)	(69,413)
Net securities gains	(728)	—	—
Stock based compensation expense	494	642	839
Net change in:
Accrued interest receivable and other assets	(8,386)	788	(2,369)
Accrued expenses and other liabilities	(372)	(2,609)	1,338

Net cash from operating activities	11,884	17,230	14,555

Cash flows from investing activities
Proceeds from maturities and principal reductions of held-to-maturity securities	6,967	5,217	3,445
Purchase of held-to-maturity securities	(3,972)	(22,723)	(7,662)
Proceeds from maturities and sales of available-for-sale securities	131,451	189,473	272,327
Purchase of available-for-sale securities	(230,382)	(121,674)	(313,153)
Purchase of company owned life insurance	(2,000)	—	—
Loans made to customers, net of principal collections	(34,317)	(82,039)	(75,574)
Purchase of loans	(56,213)	—	—
Property and equipment expenditures, net	(5,309)	(2,668)	(2,095)
Proceeds from the sale of other real estate	1,613	4,920	163
Net payments in acquisition	18,089	—	(12,014)

Net cash from investing activities	(174,073)	(29,494)	(134,563)

Cash flows from financing activities
Net change in deposits	199,048	9,074	84,470
Net change in short-term borrowings	(6,484)	5,364	6,829
Advances on notes payable	—	20,000	18,557
Proceeds from issuance of preferred stock and warrant, net	33,946	—	—
Payments on notes payable	(17)	(17,542)	(14)
Dividends paid on common stock	(3,144)	(3,038)	(2,651)
Stock repurchase and retirement	—	(1,865)	(3,943)
Dividends paid on preferred stock	(1,284)	—	—
Proceeds from exercise of stock options	206	51	777

Net cash from financing activities	222,271	12,044	104,025

Net change in cash and cash equivalents	60,082	(220)	(15,983)

Cash and cash equivalents at beginning of year	38,656	38,876	54,859

Cash and cash equivalents at end of year	$98,738	$38,656	$38,876

Supplemental cash flow information:
Cash paid for interest	$18,858	$30,171	$37,145
Cash paid for income taxes	4,815	5,220	5,503
Supplemental noncash disclosures:
Transfers from loans to other real estate	$2,810	$1,895	$1,612

See note 6 regarding assets acquired and liabilities assumed in acquisitions.

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the Company) and its wholly owned subsidiary, The Bank of Kentucky (the Bank). Intercompany transactions are eliminated in consolidation.

Description of Business: The Company provides financial services through its subsidiary, which operates primarily in Boone, Campbell, Grant, Gallatin and Kenton counties in northern Kentucky and also in Greater Cincinnati, Ohio. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution’s loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income net of tax.

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

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.

Loans Held For Sale: The Bank originates loans for sale to secondary market brokers. Loans held for sale are loans which have been closed and are awaiting delivery to these brokers. They are reported at the lower of cost or fair value, on an aggregate basis. Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings. Most loans are sold servicing released such that there would be no servicing asset recognized upon the sale.

Loans: Loans that management has the intent and ability to hold for the foreseeable future or until maturity or payoff are reported at the principal balance outstanding, purchase premiums and discounts, deferred loan fees and costs, and an allowance for loan losses. Interest income is accrued on the unpaid principal balance. Loan origination fees, net of certain direct origination costs, are deferred and recognized in interest income using the level-yield method without anticipating prepayments.

Interest income on mortgage and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection. Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due. Past due status is based on the contractual terms of the loan.

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

December 31, 2009, 2008 and 2007

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

The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired. The general component covers both classified and non-classified loans and is based on historical loss experience adjusted for current factors.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are measured at the present value of estimated future cash flows using the loan’s effective rate at inception.

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

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $1,381 and $712 of other real estate was owned on December 31, 2009 and 2008, respectively, and included in other assets.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred plus the fair value of any noncontrolling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit, acquired customer relationship, trade name and noncompete agreement intangible assets arising from whole bank, branch and asset management business acquisitions. They are initially measured at fair value and then are amortized either on the straight-line method or an accelerated method over their estimated useful lives of four to ten years.

Prepaid FDIC Insurance: On September 29, 2009 the Federal Deposit Insurance Corporation (“FDIC”) adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years, as mandated by statute. As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until December 31, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $6,694 on December 30, 2009 and is included in other assets.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

The Company adopted guidance issued by the FASB with respect to accounting for uncertainty in income taxes as of January 1, 2007. A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The adoption had no effect on the Company’s financial statements.

Loan Commitments and Related Financial Instruments: Financial instruments include credit instruments, such as commitments to make loans and standby letters of credit, issued to meet customer financing needs. The face amount of these items represents the exposure to loss, before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Instruments, such as standby letters of credit that are considered financial guarantees are recorded at fair value.

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

December 31, 2009, 2008 and 2007

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

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders. See Note 18 for further discussion.

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

Reclassifications: Some items in the prior year financial statements were reclassified to conform to the current presentation. Reclassifications had no material effect on the financial statements.

Derivative Financial Instruments: As a result of loans acquired through the Integra acquisition in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non interest income.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Bank is exposed to losses if a counterparty fails to make its payments under a contract in which the Bank is in the receiving status in this situation the Bank receives collateral from the counterparty for the fair market value of the derivative. Also, the Bank minimizes its credit risk by monitoring the credit standing of the counterparties. We anticipate the counterparties will be able to fully satisfy their obligations under these agreements.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Adoption of New Accounting Standards: In June, 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance relating to Generally Accepted Accounting Principles (“ASC 105-10”) and establishing the FASB Codification (the “Codification”) as the single source of authoritative nongovernmental generally accepted accounting principles (“GAAP”) in the United States. Rules and interpretive releases of the Securities and Exchange Commission (the “SEC”) are also sources of authoritative GAAP for companies that are subject to the reporting requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). ASC 105-10 was effective for financial statements that cover interim and annual periods ending after September 15, 2009. The adoption of this guidance by the Company did not have a material effect on the results of operations or financial condition. Technical references to GAAP are now provided in these financial statements under this new FASB ASC structure.

In December 2007, the FASB issued guidance impacting ASC 805, Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. It is effective for fiscal years beginning on or after December 15, 2008. The Company adopted this standard in accounting for its acquisitions disclosed in Note 6 to these financial statements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In April 2009, the FASB issued guidance impacting ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary for debt securities. The additional guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance is reflected in Note 19 to these financial statements and did not have a material effect on the results of operations or financial condition.

In April 2009, the FASB issued guidance impacting ASC 820-10, Determining Fair Value When the Volume and Level of Activity for the Asset and Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This additional guidance emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The guidance provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The guidance also requires increased disclosures. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company adopted this guidance during the second quarter of 2009, and the adoption of the guidance did not have a material effect on the Company’s results of operations or financial position.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards: In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance is not expected to have a material affect on the Company’s results of operations or financial position.

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
U.S. Government, federal agencies and Government sponsored enterprises	$99,400	$239	$(77)	$99,562
U.S. Government mortgage-backed	81,815	1,485	(202)	83,098
Corporate	1,185	—	—	1,185

	$182,400	$1,724	$(279)	$183,845

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2008
U.S. Government, federal agencies and Government sponsored enterprises	$40,044	$381	$—	$40,425
U.S. Government mortgage-backed	42,632	1,191	(6)	43,817
Corporate	1,245	—	—	1,245

	$83,921	$1,572	$(6)	85,487

All mortgage-backed securities are secured by residential properties.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2009
Municipal and other obligations	$30,722	$556	$(3)	$31,275

2008
Municipal and other obligations	$33,725	$45	$(354)	$33,416

The fair value of debt securities and carrying amount, if different, at year-end 2009 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$25,968	$26,025	$2,807	$2,825
Due after one year through five years	73,432	73,537	8,575	8,774
Due after five years through ten years	—	—	12,760	13,096
Due after ten years	1,185	1,185	6,580	6,580
Mortgage-backed	81,815	83,098	—	—

	$182,400	$183,845	$30,722	$31,275

At December 31, 2009 and 2008, securities with a carrying value of $200,882 and $101,407 were pledged to secure public deposits and repurchase agreements.

The proceeds from sales and calls of securities and the associated gains are listed below:

	2009	2008	2007
Proceeds	$90,558	$—	$—
Gross gains	728	—	—
Gross losses	—	—	—

The tax provision related to these net realized gains and losses was $250, $0, and $0, respectively.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2009 and 2008, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2009
U.S. Gov’t., federal agencies and Government sponsored enterprises	$20,920	$(77)	$—	$—	$20,920	$(77)
U.S Gov’t. mortgage-backed	52,662	(202)	—	—	52,662	(202)
Municipal & other obligations	—	—	852	(3)	852	(3)

Total temporarily impaired	$73,582	$(279)	$852	$(3)	$74,434	$(282)

2008
U.S. Gov’t. mortgage-backed	$458	$(6)	$—	$—	$458	$(6)
Municipal & other obligations	9,440	(309)	3,371	(45)	12,811	(354)

Total temporarily impaired	$9,898	$(315)	$3,371	$(45)	$13,269	$(360)

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

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

As of December 31, 2009, the Bank’s security portfolio consisted of 121 securities, 19 of which were in an unrealized loss position, this loss position was $282. There was no other-than-temporary-impairment of securities as of or for the year ended December 31, 2009. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery.

NOTE 3 - LOANS

Year-end loans were as follows:

	2009	2008
Commercial	$223,404	$175,188
Residential real estate	267,857	239,729
Nonresidential real estate	476,089	428,859
Construction	148,288	150,754
Consumer	20,750	17,693
Municipal obligations	20,232	14,983

Gross loans	1,156,620	1,027,206
Less: Deferred loan origination fees and discount on purchased loans	(1,636)	(649)
Allowance for loan losses	(15,153)	(9,910)

Net loans	$1,139,831	$1,016,647

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

Certain of the Company’s directors are loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2009
Beginning balance	$2,952
New loans and advances on lines of credit	9,269
Loan payments	(9,126)

Ending balance	$3,095

NOTE 4 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses was as follows:

	2009	2008	2007
Beginning balance	$9,910	$8,505	$6,918
Allowance of acquired bank	—	—	1,010
Provision charged to operations	12,825	4,850	1,575
Loans charged off	(8,033)	(3,908)	(1,497)
Recoveries	451	463	499

Ending balance	$15,153	$9,910	$8,505

Nonperforming and impaired loans were as follows
Nonaccrual loans at year end	$23,826	$8,211	$6,389
Loans past due over 90 days, still accruing at year-end	1,736	1,350	2,658
Accruing restructured loans	3,568	575	—
Average impaired loans during the year	28,244	10,798	8,785
Interest income recognized during impairment	738	266	444
Interest income received during impairment	742	234	336
Loans designated as impaired at year end with allowance allocated	32,142	13,956	7,899
Impaired loans with no allowance allocated	3,922	—	—
Allowance allocated to impaired loans at year end	5,916	3,432	2,833

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

The Company has allocated $719 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2009. The Company has also committed $0 to customers whose loans are classified as a troubled debt restructuring.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 5 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2009	2008
Land and improvements	$7,818	$6,257
Leasehold improvements	1,748	1,744
Buildings	18,455	14,108
Furniture, fixtures and equipment	9,815	9,245

Total	37,836	31,354
Accumulated depreciation	(14,248)	(12,530)

Net premises and equipment	$23,588	$18,824

Depreciation expense was $1,673, $1,602, and $1,625 for 2009, 2008, and 2007, respectively.

NOTE 6 - ACQUISITIONS

On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This acquisition was consistent with the Bank’s strategy to strengthen and expand its Northern Kentucky market share. The acquisition offers the Bank the opportunity to increase profitability by introducing our existing retail and commercial products and services to the acquired customer base, as well as to add new customers in the expanded market. This transaction also included the deposits of two additional branches in northern Kentucky where the banking offices were excluded. This transaction added $76 million in deposits and $51 million in loans. The deposits were purchased at a premium of 6.50%, while the loans were purchased at an approximate 1% discount. The acquisition included a core deposit intangible asset of $1,579 and goodwill of $5,310. The results of operations for this acquisition have been included since the transaction date of December 11, 2009. In a separate transaction, the Bank also bought an additional $49 million in loans from Integra Bank in the third quarter and $7 million in the fourth quarter of 2009 at an approximate 1% discount. None of these purchased loans have shown evidence of credit deterioration since origination. Expenses associated with this transaction, approximately $200, were included in the other non-interest expense category on the income statement.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 6 - ACQUISITIONS (Continued)

On December 31, 2009, the Bank completed the purchase of the Tapke Asset Management, LLC. Tapke Asset Management, LLC is an independent investment advisory firm, headquartered in Fort Wright, Kentucky. Tapke Asset Management, LLC is one of Northern Kentucky’s largest independent investment advisory firms managing each client’s individual portfolios focused on their core equity, fixed income or balanced objectives. The purchase was consistent with the Bank’s strategy to strengthen and grow the Trust Department revenue and to give the Bank’s current customers access to more products and services backed by a team of investment professionals. The entire staff of Tapke Asset Management joined The Bank of Kentucky’s current team of investment associates, and will service the combined portfolio and clients going forward. As a result, it is anticipated that The Bank of Kentucky will oversee in excess of $650 million in client assets. The expenses related to this transaction were not material to the financial statements.

The asset management company was purchased for $3,000, which consisted of $2,000 in cash and $1,000 in Company stock, with an additional $500 in contingent consideration payable in three years based on revenue retention which has a fair value of $395. The acquisition included a customer relationship intangible of $1,525, a noncompete agreement intangible of $320 and a trade name intangible of $165, and goodwill of $1,370.

NOTE 7 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

Goodwill increased by $6,680 in 2009. The Integra transaction included $5,310 in additional goodwill and the Tapke Asset management transaction included $1,370 in additional goodwill. Further details of these transactions are included in Note 6.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2009		2008
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$5,947	$3,240	$4,368	$2,655
Trade name intangibles	165	—	—	—
Noncompete agreement intangibles	320	—	—	—
Other customer relationship intangibles	4,695	2,840	3,170	2,331

Total	$11,127	$6,080	$7,538	$4,986

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 7 - GOODWILL AND ACQUISITION INTANGIBLES (Continued)

Aggregate amortization expense was $1,094, $1,278, and $1,090 for 2009, 2008 and 2007, respectively.

Estimated amortization expense for each of the next five years:

2010	$1,473
2011	840
2012	661
2013	531
2014	419

NOTE 8 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $161,109 and $138,854 at year-end 2009 and 2008.

Scheduled maturities of time deposits are as follows:

2010	$366,278
2011	75,029
2012	10,932
2013	1,492
2014	1,186

$454,917

Deposits from directors and their affiliates at year-end 2009 and 2008 were $8,257 and $11,747, comprising 0.61% and 1.10% of total deposits at those dates.

NOTE 9 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2009	2008
Revolving line of credit	$—	$4,400
Fed funds purchased	—	4,716
Retail repurchase agreements	21,669	19,037

	$21,669	$28,153

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - SHORT-TERM BORROWINGS (Continued)

In the first quarter of 2009, the Company paid off the $4,400 outstanding on the $10,000 revolving credit line from US Bank and closed the line. The line of credit was closed as a result of certain restrictive covenants and non usage fees being added to the note. The credit line was secured with 100% of the voting shares of the Bank. Repurchase agreements outstanding at year-end 2009 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2009 and 2008 is presented below:

	2009	2008
Average balance during the year	$21,164	$20,590
Maximum month end balance during the year	24,222	26,179
Average rate paid during the year	.88%	1.47%

Year-end weighted average rate	.79%	1.08%

NOTE 10 - NOTES PAYABLE

Notes payable consisted of the following:

	2009	2008
FHLB advances	$6,000	$6,000
Subordinated debentures	38,557	38,557
Other notes payable	224	241

	$44,781	$44,798

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2009	2008
Convertible fixed rate advances with maturity in 2010 and an interest rate of 5.01%	$6,000	$6,000

Principal payments on FHLB advances consist of $6,000 due in 2010.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

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

The Bank maintains a $175,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

NOTE 11 - PREFERRED STOCK

On February 13, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the United States Department of Treasury (the “Treasury Department”) under the Troubled Asset Relief Program (TARP) Capital Purchase Program (“CPP”), pursuant to which the Company issued 34,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) for a total price of $34 million. The Series A Preferred Stock is to pay cumulative dividends at an annual dividend rate of 5% for the first five years and thereafter at annual dividend rate of 9%. No cash dividends can be paid to common stockholders unless all dividends on the Series A Preferred Stock have been declared and paid in full (or an amount sufficient for the payment of the dividends on the Series A Preferred Stock has been set aside for the payment of such dividends). Pursuant to the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - PREFERRED STOCK (Continued)

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

As part of the Capital Purchase Program, any increase in the Company’s dividend level on its common shares from the September 2008 semi-annual payment of $.28 per share must be approved by the Treasury department.

NOTE 12 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $171, $294, and $507 for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $1,976 and $1,771 at December 31, 2009 and 2008, respectively.

Expense related to the program was $205 and $623 for the years ended December 31, 2009 and 2008.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - STOCK-BASED COMPENSATION

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan which provide for the issuance of up to 1,200,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period. The options lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $494, $642, and $839 for 2009, 2008 and 2007, respectively. The total income tax benefit was $23, $27, and $77.

The fair value of each option award is estimated on the date of grant using a closed form option valuation (Black-Scholes) model that uses the assumptions noted in the table below. Expected volatilities are based on historical volatilities of the Company’s common stock. The risk-free interest rate for the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of the grant. Expected term is estimated based upon the contractual term and vesting period of the options including consideration of historical trends segregated by employees and directors. A forfeiture rate of 19% for employees and 0% for directors is used in the model and is based on historical experience.

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2009	2008	2007
Risk-free interest rate	1.64%	3.36%	4.82%
Expected term	6.8 years	6.9 years	6.5 years
Expected stock price volatility	18.49%	17.69%	21.85%
Dividend yield	2.65%	1.83%	1.49%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - STOCK-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	626,800	$25.62
Granted	62,420	21.56
Exercised	(10,100)	19.15
Forfeited or expired	(62,875)	25.37

Outstanding at end of year	616,245	$25.31	3.72	$—

Exercisable at end of year	424,358	$26.14	3.03	$—

The Company expects approximately 145,000 of the nonvested shares to become exercisable.

Information related to the stock option plan during each year follows:

	2009	2008	2007
Intrinsic value of options exercised	$39	$27	$398
Cash received from option exercises	193	44	724
Tax benefit realized from option exercises	13	7	53
Weighted average fair value/share of options granted	2.80	4.18	7.38

As of December 31, 2009, there was $875,037 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.60 years.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2009	2008	2007
Income tax/(benefit)
Currently payable	$5,154	$5,462	$4,948
Deferred	(2,007)	(446)	(94)

	$3,147	$5,016	$4,854

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2009	2008	2007
Statutory rate applied to income before income taxes	$4,167	$5,725	$5,595
Tax exempt income	(616)	(334)	(200)
Company owned life insurance income	(313)	(261)	(254)
Incentive stock options	150	194	217
Low-income housing tax credit	(248)	(248)	(248)
Historic tax credit	—	(35)	(100)
Other	7	(25)	(156)

	$3,147	$5,016	$4,854

Year-end deferred tax assets and liabilities were due to the following factors:

	2009	2008
Deferred tax assets from:
Allowance for loan losses	$4,361	$2,407
Benefit plans	923	838
Premises and equipment	563	452
Net operating loss carryforward	4,005	4,245
Other	507	200

	10,359	8,142
Deferred tax liabilities for:
FHLB stock dividends	(961)	(948)
Acquisition intangibles	(2,007)	(1,752)
Net unrealized gain on available for sale securities	(491)	(532)
Other	(33)	(91)

	(3,492)	(3,323)

Net deferred tax asset	$6,867	$4,819

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - FEDERAL INCOME TAXES (Continued)

At year end 2009, the Company had net operating loss carry forwards from its 2007 acquisition of approximately $11,508 which expire beginning in 2022 and have an annual limitation by IRC section 382. No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before expiration.

The Company had no unrecognized tax benefits as of January 1, 2009 and 2008 and did not recognize any increase in unrecognized benefits during 2009 or 2008 relative to any tax positions taken in 2009 and 2008. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2009 and 2008. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2005.

NOTE 15 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2009	2008	2007
Basic
Net income available to common shareholders	$6,968	$11,341	$11,131

Weighted average common shares outstanding	5,615,458	5,621,186	5,753,250

Basic earnings per common share	$1.24	$2.02	$1.93

Diluted
Net income available to common shareholders	$6,968	$11,341	$11,131

Weighted average common shares outstanding for basic earnings per common share	5,615,458	5,621,186	5,753,250
Add: Dilutive effects of assumed exercises of stock options	5,541	2,579	24,452
Add: Dilutive effects of assumed exercise of stock warrant	37,157	—	—

Average shares and dilutive potential common shares	5,658,156	5,623,765	5,777,702

Diluted earnings per common share	$1.23	$2.02	$1.93

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - EARNINGS PER SHARE (Continued)

Stock options for 564,685, 574,100 and 415,290 shares of common stock were not considered in computing diluted earnings per common share for 2009, 2008 and 2007 because they were antidilutive.

NOTE 16 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $929, $1,065, and $1,022 for 2009, 2008 and 2007, respectively. Minimum lease payments at December 31, 2009 for all non-cancelable leases were as follows:

2010	$869
2011	649
2012	603
2013	447
2014	312
Thereafter	151

Total minimum lease payments	$3,031

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2 0 0 9		2 0 0 8
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$1,534	8,543	$3,415	3,885
Unused lines of credit	—	258,770	—	236,305
Unused letters of credit	—	49,902	—	49,471

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 4.00% to 6.50% in 2009 and 6.25% to 6.75% in 2008.

At December 31, 2009 and 2008, the Bank was required to have $5,325 and $4,583, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - INTEREST RATE CONTRACTS

As a result of loans acquired through the Integra acquisition in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no material net earnings impact. The notional amount of interest rate swaps at December 31, 2009 was $7,288 with maturities ranging from four to eight years. The current fair value of these swaps was $675 at December 31, 2009 and is included in other assets and other liabilities for the value of each of the swaps.

The Bank is exposed to losses if a counterparty fails to make its payments under a contract in which the Bank is in the receiving status. Although collateral or other security is not obtained, as the Bank is not currently in the receiving status, we minimize our credit risk by monitoring the credit standing of the counterparties. We anticipate the counterparties will be able to fully satisfy their obligations under these agreements.

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2009, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2009 and 2008, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

There have been no subsequent conditions or events that management believes have changed the institution’s category.

The consolidated and Bank’s capital amounts and ratios, at December 31, 2009 and 2008 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets
Consolidated	$162,444	12.02%	$108,093	8.00%	N/A	N/A
Bank	158,878	11.77%	108,000	8.00%	$134,999	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$127,291	9.42%	$54,046	4.00%	N/A	N/A
Bank	123,725	9.16%	54,000	4.00%	$81,000	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$127,291	8.94%	$56,984	4.00%	N/A	N/A
Bank	123,725	8.73%	56,720	4.00%	$70,900	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total Capital to risk weighted assets
Consolidated	$126,583	10.73%	$94,384	8.00%	N/A	N/A
Bank	130,122	11.04%	94,273	8.00%	$117,841	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$96,673	8.19%	$47,192	4.00%	N/A	N/A
Bank	100,212	8.50%	47,136	4.00%	$70,705	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$96,673	7.96%	$48,575	4.00%	N/A	N/A
Bank	100,212	8.29%	48,343	4.00%	$60,429	5.00%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

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

During 2010, the Bank could be required to obtain approval from the Kentucky department of financial institutions to declare dividends to the Company. This restriction is in place as a result of the accumulated dividends paid to the Company over the last two years being greater than the accumulated earnings of the Bank for those periods. This was a result of the $17,000 payoff of the trust preferred securities at the Company with a $20,000 subordinated debenture (as detailed in Note 10) entered into at the Bank. This transaction required the Bank to declare a $17,000 dividend to payoff these securities of the Company. This transaction was approved by the appropriate regulatory agencies, and the Bank expects to receive approval, if necessary from the department of financial institutions to pay dividends to the Company as before. The Bank expects to request approval for any 2010 dividends. See Note 11 regarding dividend restrictions related to CPP.

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE

Disclosures About Fair Value of Assets and Liabilities:

ASC 820-10 establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued using Level 3 inputs as there is no readily observable market activity. Management determines the value of this security based on expected cash flows, the credit quality of the security, and current market interest rates. Based on the credit and interest rate characteristics of this security, fair value approximates amortized cost.

The Bank’s derivative instruments consist of over-the-counter (OTC) interest-rate swaps that trade in liquid markets. The fair value of the derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. This valuation method is classified as Level 2 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$99,562	$—	$99,562	$—
U.S. government agency mortgage backed	83,098	—	83,098	—
Corporate	1,185	—	—	1,185
Derivatives	675	—	675	—

Total	$184,520	$—	$183,335	$1,185

Liabilities
Derivatives	$675	$—	$675	$—

Total	$675	$—	$675	$—

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

		Fair Value Measurements at December 31, 2008 Using:
	Total December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$40,425	$—	$40,425	$—
U.S. government agency mortgage backed	43,817	—	43,817	—
Corporate	1,245	—	—	1,245

Total	$85,487	$—	$84,242	$1,245

There were no gains or losses included in earnings for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2009 and 2008.

There were no changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2009 and 2008 for Level 3 assets and liabilities that are still held at December 31, 2009 and 2008.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired losses	26,222	—	11,730	14,496

		Fair Value Measurements at December 31, 2008 Using:
	Total December 31 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired losses	10,524	—	4,064	6,460

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $32,142, with a valuation allowance of $5,916, resulting in an additional provision for loan losses of $2,484 for 2009. For December 31, 2008 impaired loans, had a gross carrying amount of $13,956, with a valuation allowance of $3,432, resulting in an additional provision for loan losses of $1,931.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Values using the market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on a reconciliation of these three approaches. The loans classified as level 2 had current and viable appraisals, while loans classified as level 3 had older appraisals and required the use of other unobservable inputs.

Financial instruments at year-end were as follows at December 31:

	2 0 0 9		2 0 0 8
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$98,738	$98,738	$38,656	$38,656
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	183,845	183,845	85,487	85,487
Held-to-maturity securities	30,722	31,275	33,725	33,416
Loans held for sale	6,798	6,798	2,625	2,625
Loans (net)	1,139,831	1,132,167	1,016,647	991,013
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,504	4,504	4,317	4,317
Derivative assets	675	675	—	—

Financial liabilities
Deposits	(1,343,272)	(1,344,179)	$(1,071,153)	$(1,071,915)
Short-term borrowings	(21,669)	(21,669)	(28,153)	(28,153)
Notes payable	(44,781)	(37,294)	(44,798)	(36,777)
Accrued interest payable	(3,856)	(3,856)	(4,757)	(4,757)
Standby letters of credit	(303)	(303)	(185)	(185)
Derivative liabilities	(675)	(675)	—	—

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for all securities is determined as previously described for securities available for sale. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the rates paid at year-end for new deposits, applied until maturity. Estimated fair value of debt is based on current rates for similar financing. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal. Estimated fair value for derivatives is determined as previously described.

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2009 and 2008

	2009	2008
Assets
Cash	$3,183	$58
Investment in bank subsidiary	155,567	122,988
Investment in unconsolidated trust	557	557
Other assets	609	830

	$159,916	$124,433

Liabilities and shareholders’ equity
Short-term borrowings	$—	$4,400
Subordinated debentures	18,557	18,557
Other liabilities	226	28

Total liabilities	18,783	22,985

Shareholders’ equity	141,133	101,448

	$159,916	$124,433

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Dividends from subsidiary	$3,000	$21,000	$8,000
Interest expense	(465)	(1,494)	(2,365)
Operating expenses	(681)	(931)	(1,037)
Tax benefit	246	637	955

Income before equity in undistributed income of the Bank	2,100	19,212	5,553

Equity in undistributed income (dividends in excess of earnings) of the Bank	6,660	(7,871)	5,578

Net income	$8,760	$11,341	$11,131

Preferred stock dividend and discount accretion	(1,792)	—	—
Net income available to common shareholders	$6,968	$11,341	$11,131

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2009, 2008 and 2007

	2009	2008	2007
Cash flows from operating activities
Net income	$8,760	$11,341	$11,131

Adjustments to reconcile net income to net cash from operating activities
(Equity in undistributed income)/dividends in excess of earnings	(6,660)	7,871	(5,578)
Other changes	701	449	849

Net cash from operating activities	2,801	19,661	6,402

Cash flows from investing activities
Cash paid for acquisition	—	—	(20,440)
Contribution to Bank	(25,000)	—	—
Net change in investment in unconsolidated subsidiary	—	526	(557)

Net cash from investing activities	(25,000)	526	(20,997)

Cash flows from financing activities
Net change in short-term borrowings	(4,400)	2,200	1,700
Proceeds from issuance of subordinated debentures	—	—	18,557
Proceeds from issuance of preferred stock and warrant net	33,946	—	—
Redemption of subordinated debentures	—	(17,526)	—
Dividends paid on common stock	(3,144)	(3,038)	(2,651)
Dividends paid on preferred stock	(1,284)
Exercise of stock options	206	51	777
Stock repurchase and retirement	—	(1,865)	(3,943)

Net cash from financing activities	25,324	(20,178)	14,440

Net change in cash	3,125	9	(155)

Cash at beginning of year	58	49	204

Cash at end of year	$3,183	$58	$49

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 21 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	2009	2008	2007
Unrealized holding gains on available-for-sale securities	$607	$1,240	$708
Reclassification adjustment for losses (gains) realized in income	(728)	—	—

Net unrealized gains (losses)	(121)	1,240	708
Tax effect	41	(408)	(259)

	$(80)	$832	$449

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2009, 2008 and 2007

(Dollar amounts in thousands, except per share amounts)

NOTE 22 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2009 and 2008.

	2009
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Earnings Per Common Share
						Basic	Diluted
Quarter ended
March 31	$15,113	$4,877	$10,236	$1,525	$2,558	$.46	$.46
June 30	15,528	4,550	10,978	2,800	1,552.28		.27
September 30	15,787	4,370	11,417	4,000	1,039.19		.18
December 31	16,322	4,160	12,162	4,500	1,819.32		.32

	2008
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Earnings Per Common Share
						Basic	Diluted
Quarter ended
March 31	$18,510	$8,903	$9,607	$800	$2,504	$.44	$.44
June 30	17,041	6,924	10,117	1,600	2,627.47		.47
September 30	16,863	6,319	10,544	775	3,419.61		.61
December 31	16,268	5,874	10,394	1,675	2,791.50		.50

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2009, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2009. Management’s internal control over financial reporting as of December 31, 2009 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

/s/ Robert W. Zapp	/s/ Martin J. Gerrety
President & CEO	Treasurer and Assistant Secretary

The Independent Registered Public Accounting Firm’s opinion on the effectiveness of internal controls over financial reporting is included in their opinion in the financial statement section of this report.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2010 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2010.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below on March 12, 2010 by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger*
Martin J. Gerrety	Charles M. Berger
Treasurer and Assistant Secretary	Director
(principal financial officer and principal accounting officer)

/s/ Robert W. Zapp	/s/ Rodney S. Cain*
Robert W. Zapp	Rodney S. Cain
President, Chief Executive Officer and Director (principal executive officer)	Director

/s/ Mary Sue Rudicill*	/s/ John E. Miracle, M.D.*
Mary Sue Rudicill	John E. Miracle, M.D.
Director	Director

/s/ Harry J. Humpert*	/s/ Herbert H. Works*
Harry J. Humpert	Herbert H. Works
Director	Director

/s/ Barry G. Kienzle*	Ruth Seligman Doering*
Barry G. Kienzle	Ruth Seligman Doering
Director	Director

* By	/s/ Martin J. Gerrety
Martin J. Gerrety
Attorney-in-fact for the persons indicated above with an *

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Articles of Incorporation of The Bank of Kentucky Financial Corporation, including all amendments through February 12, 2009(2)

3.2	Second Amended and Restated By-laws of The Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

4.3	Warrant to Purchase up to 274,784 Shares of Common Stock of The Bank of Kentucky Financial Corporation(4)

4.4	Form of Series A Preferred Stock Certificate(5)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan(6)

10.3	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan(7)

10.4	The Bank of Kentucky, Inc. Executive Private Pension Plan(7)

10.5	The Bank of Kentucky, Inc. Group Insurance Endorsement Plan(7)

10.6	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(7)

10.7	Letter Agreement (including the Securities Purchase Agreement—Standard Terms) between The Bank of Kentucky Financial Corporation and the United States Department of the Treasury, dated as of February 13, 2009(8)

10.8	Form of Waiver, executed by each of the Senior Executive Officers(8)

10.9	Form of Letter Agreement between The Bank of Kentucky Financial Corporation and each of the Senior Executive Officers(8)

21	Subsidiaries of BKFC

23	Consent of Crowe Horwath LLP

24	Power of Attorney

31.1	Section 302 Certification of Robert W. Zapp, Chief Executive Officer

31.2	Section 302 Certification of Martin J. Gerrety, Treasurer and Assistant Secretary

32.1	Section 906 Certification of Robert W. Zapp, Chief Executive Officer

32.2	Section 906 of Martin J. Gerrety, Treasurer and Assistant Secretary

99.1	Certification of Robert W. Zapp, Chief Executive Officer, pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 14, 2002.
(2)	Incorporated by reference to the Form 10-K, filed with the SEC on March 13, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on September 24, 2008.
(4)	Incorporated by reference to the Form 8-K, filed with the SEC on December 9, 2002.
(5)	Incorporated by reference to the Form S-8, filed with the SEC on October 2, 1997.
(6)	Incorporated by reference to the Form 8-K, filed with the SEC on April 25, 2007.

(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004.
(8)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 19, 2009.