Form 10-Q
period 2010-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2010-05-07
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2010

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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 23, 2010, 5,666,707 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data—unaudited)

	March 31 2010	December 31 2009
Assets
Cash and cash equivalents	$121,299	$98,738
Interest bearing deposits with banks	100	100
Available-for-sale securities	210,986	183,845
Held-to-maturity securities	29,564	30,722
Loans held for sale	2,072	6,798
Total loans	1,142,609	1,154,984
Less: Allowances for loan losses	15,607	15,153

Net loans	1,127,002	1,139,831
Premises and equipment, net	23,883	23,588
FHLB stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles, net	4,663	5,047
Cash surrender value of life insurance	24,477	24,240
Accrued interest receivable and other assets	24,660	25,241

Total assets	$1,595,554	$1,564,998

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,376,468	$1,343,272
Short-term borrowings	22,833	21,669
Notes payable	44,776	44,781
Accrued interest payable and other liabilities	10,214	14,143

Total liabilities	1,454,291	1,423,865

Shareholders’ Equity
Preferred stock, no par value, $34,000 liquidation value, authorized and issued 34,000 shares	33,311	33,226
Common stock, no par value, 15,000,000 shares authorized, 5,666,707 (2010) and 5,666,707 (2009) shares issued and outstanding	3,098	3,098
Additional paid-in capital	5,501	5,423
Retained earnings	98,195	98,432
Accumulated other comprehensive income	1,158	954

Total shareholders’ equity	141,263	141,133

Total liabilities and shareholders’ equity	$1,595,554	$1,564,998

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2010 AND 2009

(Dollars in thousands, except per share data—unaudited)

	2010	2009
INTEREST INCOME
Loans, including related fees	$15,265	$13,871
Securities and other	1,508	1,242

Total interest income	16,773	15,113

INTEREST EXPENSE
Deposits	3,545	4,418
Borrowings	294	459

Total interest expense	3,839	4,877

Net interest income	12,934	10,236
Provision for loan losses	4,500	1,525

Net interest income after provision for loan losses	8,434	8,711

NON-INTEREST INCOME
Service charges and fees	2,267	2,015
Mortgage banking income	322	526
Net securities gains	—	263
Trust fee income	550	230
Other	1,466	1,068

Total non-interest income	4,605	4,102

NON-INTEREST EXPENSE
Salaries and benefits	4,565	3,999
Occupancy and equipment	1,450	1,237
Data processing	461	394
Advertising	248	197
Other	3,889	3,021

Total non-interest expense	10,613	8,848

INCOME BEFORE INCOME TAXES	2,426	3,965
Less: income taxes	566	1,149

NET INCOME	$1,860	$2,816

Preferred stock dividend and discount accretion	510	258

Net Income available to common shareholders	$1,350	$2,558

Net income per common share:
Earnings per share, basic	$.24	$.46
Earnings per share, diluted	$.24	$.46

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data—unaudited)

	2010	2009
Balance January 1	$141,133	$101,448
Comprehensive Income:
Net Income	1,860	2,816
Change in net unrealized gain (loss), net of tax	204	4

Total Comprehensive Income	2,064	2,820
Cash dividends paid	(1,587)	(1,572)
Exercise of stock options (0 and 6,000 shares), including tax benefit	—	115
Stock-based compensation expense	78	143
Preferred stock issued	—	32,966
Common stock warrant issued	—	1,015
Paid and accrued dividends on preferred stock	(425)	(217)

Balance March 31	$141,263	$136,718

Dividends per share	$0.28	$0.28

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands—unaudited)

	2010	2009
Cash Flows from Operating Activities
Net income	$1,860	$2,816
Adjustments to reconcile net income to net cash
From operating activities	6,789	344

Net cash from operating activities	8,649	3,160

Cash flows from Investing Activities
Proceeds from paydowns and maturities of held-to-maturity securities	1,155	345
Proceeds from paydowns and maturities of available-for-sale securities	66,105	27,709
Purchases of held-to-maturity securities	—	(1,840)
Purchases of available-for-sale securities	(93,406)	(79,628)
Purchases of company owned life insurance	—	(2,000)
Net change in loans	7,775	(1,737)
Proceeds from the sale of other real estate	735	—
Proceeds from sale of securities	—	13,852
Property and equipment expenditures	(795)	(120)

Net cash from investing activities	(18,431)	(43,419)

Cash Flows from Financing Activities
Net change in deposits	33,196	26,658
Net change in short-term borrowings	1,164	(1,897)
Proceeds from exercise of stock options	—	115
Cash dividends paid	(2,012)	(1,572)
Proceeds from issuance of preferred stock and warrants	—	33,981
Payments on note payable	(5)	(4)

Net cash from financing activities	32,343	57,281

Net change in cash and cash equivalents	22,561	17,022
Cash and cash equivalents at beginning of period	98,738	38,656

Cash and cash equivalents at end of period	$121,299	$55,678

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2010

(unaudited)

Note 1 – Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 – General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options and warrants outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2010 and 2009, were 544,105 and 633,796, respectively. The weighted average number of warrants that were not considered, as they were not dilutive for the three months ended March 31, 2010 and 2009, were 274,784 and 152,658, respectively. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2010	2009
Weighted average shares outstanding	5,666,707	5,611,607
Dilutive effects of assumed exercises of stock options and warrant	14,808	—

Shares used to compute diluted earnings per share	5,681,515	5,611,607

Note 4 – Stock-Based Compensation:

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan (the “Plan”), which provides for the issuance of up to 1,200,000 shares. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The Company recorded stock option expense of $78,000, with no tax effect, in the first quarter of 2010 and $143,000, ($131,000 net of taxes), in the first quarter of 2009.

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

Note 7 – New Accounting Pronouncements:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance did not have a material affect on the Company’s results of operations or financial position.

Note 8 – Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

March 31, 2010
U.S. Government, federal agencies and Government sponsored enterprises	$108,233	$235	$(229)	$108,239
U.S. Government agency mortgage-backed	99,814	1,840	(92)	101,562
Corporate	1,185	—	—	1,185

	$209,232	$2,075	$(321)	$210,986

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2009
U.S. Government, federal agencies and Government sponsored enterprises	$99,400	$239	$(77)	$99,562
U.S. Government agency mortgage-backed	81,815	1,485	(202)	83,098
Corporate	1,185	—	—	1,185

	$182,400	$1,724	$(279)	$183,845

All mortgage-backed securities are secured by residential properties.

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Carrying Amount	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

2010
Municipal and other obligations	$29,564	$893	$—	$30,457

2009
Municipal and other obligations	$30,722	$556	$(3)	$31,275

The fair value of debt securities and carrying amount, if different, at March 31, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Carrying Value	Fair Value
Due in one year or less	$1,864	$1,889	$2,314	$2,335
Due after one year through five years	106,369	106,350	9,490	9,833
Due after five years through ten years	—	—	11,180	11,709
Due after ten years	1,185	1,185	6,580	6,580
U.S. Government agency mortgage-backed	99,814	101,562	—	—

	$209,232	$210,986	$29,564	$30,457

At March 31, 2010 and December 31, 2009, securities with a carrying value of $205,382 and $200,882 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

March 31, 2010
U.S. Gov’t, federal agencies and government sponsored enterprises	$45,564	$(229)	$—	$—	$45,564	$(229)
U.S. Gov’t mortgage-backed	18,383	(92)	—	—	18,383	(92)
Municipal & other obligations	—	—	—	—	—	—

Total temporarily impaired	$63,947	$(321)	$—	$—	$63,947	$(321)

December 31, 2009
U.S. Gov’t., federal agencies and government sponsored enterprises	$20,920	$(77)	$—	$—	$20,920	$(77)
U.S Gov’t. mortgage-backed	52,662	(202)	—	—	52,662	(202)
Municipal & other obligations	—	—	852	(3)	852	(3)

Total temporarily impaired	$73,582	$(279)	$852	$(3)	$74,434	$(282)

There were no sales of available-for-sale securities in 2010. Gains from sales of available-for-sale securities were $263,000 for the first three months of 2009, with no losses.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. Investment securities classified as available for sale or held-to-maturity are evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than-temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of March 31, 2010, the Bank’s security portfolio consisted of 109 securities, 13 of which were in an unrealized loss position, this loss position was $321. There was no OTTI of securities at March 31, 2010. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and its likely that it will not be required to sell the securities before their anticipated recovery.

The Bank’s U.S government agency debt in the unrealized loss position are all U.S. government agencies and government sponsored enterprises, institutions which the government has affirmed its commitment to support, with final maturities under five years. The Bank has the intent to hold these to maturity and does not believe that they will be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At March 31, 2010, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government-sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company would not consider these securities to be other-than temporarily impaired, if there were unrealized losses at March 31, 2010.

Note 9 – Fair Value:

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

The Bank’s derivative instruments consist of over-the-counter (“OTC”) interest-rate swaps that trade in liquid markets. The fair value of the derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. This valuation method is classified as Level 2 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using:
	Total March 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$108,239	$—	$108,239	$—
U.S. government agency mortgage backed	101,562	—	101,562	—
Corporate	1,185	—	—	1,185
Derivatives	724	—	724	—

Total	$211,710	$—	$210,525	$1,185

Liabilities
Derivatives	$724	$—	$724	$—

Total	$724	$—	$724	$—

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$99,562	$—	$99,562	$—
U.S. government agency mortgage backed	83,098	—	83,098	—
Corporate	1,185	—	—	1,185
Derivatives	675	—	675	—

Total	$184,520	$—	$183,335	$1,185

Liabilities
Derivatives	$675	$—	$675	$—

Total	$675	$—	$675	$—

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2010.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2010 for Level 3 assets and liabilities that are still held at March 31, 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at March 31, 2010 Using:
	Total March 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	23,270	—	16,190	7,080

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	26,222		11,730	14,496

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $28,119, with a valuation allowance of $4,814, resulting in an additional provision for loan losses of $839 at March 31, 2010.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2010 and December 31, 2009 are as follows (in thousands):

	March 31, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$121,299	$121,299	$98,738	$98,738
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	210,986	210,986	183,845	183,845
Held-to-maturity securities	29,564	30,457	30,722	31,275
Loans held for sale	2,072	2,072	6,798	6,798
Loans (net)	1,127,002	1,113,144	1,139,831	1,132,167
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,482	4,482	4,504	4,504
Derivative assets	724	724	675	675

Financial liabilities
Deposits	$(1,376,468)	$(1,380,301)	$(1,343,272)	$(1,344,179)
Short-term borrowings	(22,833)	(22,833)	(21,669)	(21,669)
Notes payable	(44,776)	(39,441)	(44,781)	(37,294)
Accrued interest payable	(3,512)	(3,512)	(3,856)	(3,856)
Standby letters of credit	(220)	(220)	(303)	(303)
Derivative liabilities	(724)	(724)	(675)	(675)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for both securities available for sale and held to maturity is as previously described for securities available for sale. It is not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes. Estimated fair value for loans is based on the interest rates charged at period-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the interest rates paid at period end, for new deposits, applied until maturity. Estimated fair value of debt is based on current interest rates for similar financing. Estimated fair value of standby letters of credit are based on their related current unearned fee balances. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal. Estimated fair value for derivatives is determined as previously described.

Note 10 - Preferred Stock:

On February 13, 2009, BKFC entered into an agreement to sell preferred, non-voting shares having a liquidation value of $34 million to the U.S. Treasury Department as part of the Capital Purchase Program (“CPP”) for healthy financial institutions announced in late October 2008. The preferred shares will qualify as Tier 1 capital. The preferred shares have a dividend rate of 5% per year for the first five years and 9% per year thereafter. The preferred shares have priority in the payment of dividends over any cash dividends paid to common stockholders. No cash dividends can be paid to common stockholders unless all dividends on the preferred shares have been declared and paid in full (or an amount sufficient for the payment of the dividends on the preferred shares has been set aside for the payment of such dividends). The American Recovery and Reinvestment Act of 2009 (the “ARRA”) permits BKFC to redeem the preferred stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with BKFC’s regulatory agency.

As part of the agreement described above, BKFC issued a warrant to purchase 274,784 shares of the Company’s common stock at an initial exercise price of $18.56 per share. The warrant provides for the adjustment of the exercise price and number of shares pursuant to customary anti-dilution provisions, such as stock splits.

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

Forward-looking statements involve inherent risks and uncertainties, and important factors could cause actual results to differ materially from those anticipated, including, in addition to those described in Item 1A of BKFC’s annual report on Form 10-K or other BKFC reports on file with the Securities and Exchange Commission (the “Commission”), the following: (i) general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services; (ii) changes in the domestic interest rate environment could reduce net interest income and could increase credit losses; (iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) the impact of recent turmoil in the financial markets and the effectiveness of governmental actions taken in response, such as the U.S. Treasury’s Troubled Asset Relief Program, and the effect of such governmental actions on BKFC, its competitors and counterparties, financial markets generally and availability of credit specifically, including potentially higher Federal Deposit Insurance Corporation (“FDIC”) premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures; (v) changes in the extensive laws, regulations and policies governing financial services companies could alter BKFC’s and the Bank’s business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

BKFC has prepared all of the consolidated financial information in this report in accordance with generally accepted accounting principles in the United States (“GAAP”). In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

BKFC has identified the accounting policy related to the allowance for loan losses as critical to the understanding of BKFC’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in reporting materially different amounts if conditions or underlying circumstances were to change.

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

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies. Impaired loans are those for which management has determined it is probable the customer will be unable to comply with the contractual terms of the loan. The specific reserve component is an estimate of loss based upon an impairment review of larger loans that are considered impaired. The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts, the bank utilizes one of the three following methods for determining the proper impairment of a loan:

•	The present value of expected future cash flows of a loan;

•	The market price of the loan based upon readily available information for that type of loan; and

•	Fair value of collateral

The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the fair market value of the collateral, less estimated cost to liquidate. For non-collateral dependent loans (such as accruing troubled debt restructurings), the allowance is based on the present value of expected future cash flows discounted by the loan’s effective interest rate. A small portion of the Bank’s loans which are included in the ASC 310 component carry no specific reserve allocation. These loans were reviewed for impairment and considered adequately collateralized with respect to their respective outstanding principal loan balance. The majority of these loans are loans which have had their respective impairment (or reserve) amounts charged off, or are loans related to other impaired loans which continue to have a specific reserve allocation. It is the Bank’s practice to maintain these impaired loans, as analyzed and provided for in the specific allocation component of the allowance for loan losses, to avoid double counting of any estimated losses that may have been included in the general allocation component of the allowance for loan losses.

Generally, the Bank orders a new or updated appraisal on real estate properties which are subject to an impairment review. Upon completion of the impairment review, loan reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. Adjustments to new or updated appraisal values are not typical, but in those cases when an adjustment is necessary it is documented with supporting information and is typically an adjustment to decrease the property’s value because of additional information obtained concerning the property after the appraisal or update has been received by the Bank. The Bank’s practice is to obtain new or updated appraisals on the loans subject to impairment review. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. Loans secured by a 1 to 4 family residential property with small to moderate value, are generally valued utilizing a broker’s price opinion of value. Generally, an “as is” value is utilized in most of the Bank’s real estate based impairment analyses. However, under certain limited circumstances an “as stabilized” valuation may be utilized, provided that the “as stabilized” value is tied to a well-justified action plan to bring the real estate project to a stabilized occupancy under a reasonable period of time.

If a partially charged-off loan has been restructured in a manner that is reasonably assured of repayment and performance according to prudently modified terms, and has sustained historical payment performance for a reasonable period of time prior to and/or after the restructuring, it may be returned to accrual status and is classified as a troubled debt restructured (“TDR”) loan. However, if the above conditions cannot be reasonably met, the loan remains on non-accrual status.

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans being placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of additional interest is unlikely. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due (120 days past due for consumer loans); or (ii) for which payment in full of both principal and interest cannot be reasonably expected.

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

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in this analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and nonaccrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in internal lending policies and credit standards, and examination results from bank regulatory agencies and internal review by the credit department.

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

OVERVIEW

The results of the first quarter of 2010 reflect the continuing effects of the deep economic downturn that the country and region has experienced for over two years. The 48% decrease in diluted earnings per share for the first quarter of 2010 as compared to the same period in 2009 was the result of the continued high level of provisions for loan losses, driven by these economic conditions. The first quarter of 2010 saw a significant increase in charge-offs and non-performing loans as compared to the first quarter of 2009, which contributed to the $2,975,000, or 195%, increase in the provision for loan losses expense from the first quarter of 2009 to the first quarter of 2010. Although there were significant decreases in the credit quality metrics from the first quarter of 2009, on a sequential basis several of the credit metrics showed improvement. On a sequential basis, the provision for loan losses of $4,500,000 in the first quarter of 2010 equaled the provision in the fourth quarter of 2009, while net charge-offs on a sequential basis increased, the levels of non-performing loans and classified loans decreased from the December 31, 2009 levels.

Notwithstanding the foregoing, the BKFC first quarter 2010 results included an increase in total operating revenue of 3,201,000 (22%), as compared to the first quarter of 2009, which was partially offset by an increase in noninterest expense of $1,765,000 (20%).

Two acquisitions that were completed in the fourth quarter of 2009 had a significant impact on the Company’s balance sheet and income statement as compared to the first quarter of 2009. In the fourth quarter of 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction added $76 million in deposits and $107 million in loans. The Bank also completed the purchase of from Tapke Asset Management, LLC (“TAM”), an independent advisory firm headquartered in Fort Wright, Kentucky, during the further quarter of 2009.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at March 31, 2010 were $1,595,554,000 as compared to $1,564,998,000 at December 31, 2009, an increase of $30,556,000 (2%). Loans outstanding decreased $12,375,000 (1%) from $1,154,984,000 at December 31, 2009 to $1,142,609,000 at March 31, 2010, while available-for-sale securities and cash and cash equivalents increased $27,141,000 (15%) and $22,561,000 (23%) respectively.

As Table 1 illustrates, the decrease in the loan portfolio in the first quarter of 2010 was the result of a decrease in construction and land development loans of $29,369,000 (20%) and was offset with an increase in commercial real estate loans of $20,001,000 (4%). The decrease in the construction and land development loans and the corresponding increase in commercial real estate loans was the result of a number of loans completing the construction phase of their project, and moving into permanent financing. Contributing to the overall decrease in loans was the fact that the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic conditions. While management expects continued decreases in new and renewed loan origination, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Contributing to the increase in available-for-sale securities and cash and due balances was the added liquidity provided by the increase in deposits.

Deposits increased $33,196,000 (2%) to $1,376,468,000 at March 31, 2010, compared to $1,343,272,000 at December 31, 2009. The largest increase in deposits came from non interest bearing deposits which increased $42,624,000, or 21% from December 31, 2009 and was partially offset with a decrease in (negotiable orders of withdrawal) (“NOW”) accounts, which decreased $17,736,000, or 5%, from December 31, 2009. The increase in non interest bearing deposits included approximately $43,000,000 in short term deposits from one corporate customer. The Bank’s NOW accounts include public fund accounts which decreased $24,601,000 or 8% from the end of 2009. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the FHLB.

Other changes in the balance sheet included a $3,929,000 (28%) decrease in other liabilities, which included an approximately $3,400,000 final escrow payment on the Integra acquisition.

Table 1-Composition of the Bank’s Loans and Deposits at the Dates Indicated:

	March 31, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$496,090	43.4%	$476,089	41.2%

One- to four-family residential real estate loans	266,912	23.3	267,857	23.2
Commercial loans	223,991	19.6	223,404	19.3
Consumer loans	17,596	1.5	20,750	1.8

Construction and land development loans	118,919	10.4	148,288	12.8
Municipal obligations	20,607	1.8	20,232	1.7

Total loans	$1,144,115	100.0%	$1,156,620	100.0%

Less:
Deferred loan fees	1,506		1,636
Allowance for loan losses	15,607		15,153

Net loans	$1,127,002		$1,139,831

Type of Deposit:
Non interest bearing deposits	$242,694	17.6%	$200,069	14.9%
Interest bearing transaction deposits	349,567	25.4	367,304	27.3
Money market deposits	260,829	18.9	259,653	19.3
Savings deposits	68,533	5.0	61,060	4.6
Certificates of deposits	387,465	28.2	389,438	29.0
Individual Retirement accounts	67,380	4.9	65,748	4.9

Total Deposits	$1,376,468	100.0%	$1,343,272	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common shareholders for the quarter ended March 31, 2010 was $1,350,000 ($.24 diluted earnings per share) as compared to $2,558,000 ($.46 diluted earnings per share) during the same period of 2009, a decrease of $1,208,000 (47%). The main reason for the decrease in net income from the first quarter of 2009 to 2010 was a $2,975,000 (195%) increase in the provision for loan losses. Additionally, total revenue increased by $3,201,000 (22%), which was partially offset by a $1,765,000 increase in non-interest expense. The March 31, 2010 period included an additional $252,000, or a 98% increase, in preferred stock dividends and amortization. The increase in revenue included a $2,698,000 (26%) increase in net interest income and $503,000 (12%) increase in non-interest income. Contributing to the increase in non-interest expense was the full quarter effect of both the Integra Bank branch acquisition and the TAM acquisition. Contributing to the increase in the provision for loan losses was higher levels of net charge-offs and non-performing loans in the first quarter of 2010 versus the same period in 2009 and management’s continuing concerns over the stressed economic conditions. The increase in preferred stock dividends and amortization was the result of the issuance of the preferred stock in the first quarter of 2009.

NET INTEREST INCOME

Net interest income increased $2,698,000 (26%) in the first quarter of 2010 as compared to the same period in 2009 from $10,236,000 in 2009 to $12,934,000 in 2010. As illustrated in Table 3, both the volume and rate variances had a positive impact on net interest income in the first quarter of 2010 as compared with the first quarter of 2009, with the majority of the growth in net interest income the result of growth in the balance sheet. The table shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,861,000 and by a positive rate variance by $838,000. Contributing to the favorable volume variance was the Integra acquisition that added approximately $107,000,000 in loans and $76,000,000 in deposits. As illustrated in Table 2, average earning assets increased $260,892,000 or 22% from the first quarter of 2009 to the first quarter of 2010, while average interest bearing liabilities only increased $218,381,000 or 22% to $1,228,281,000 in the same period. As further illustrated in Table 3, the favorable interest rate variance was driven by the decrease in interest expense attributable to rate of $1,724,000 which was offset by a $886,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $1,265,000 or 73% of the decrease in interest expense as a result of interest rate. While BKFC benefited from falling interest rates in the first quarter of 2010 as compared to the same period in 2009, if interest rates continue to fall in 2010 the effect on BKFC will be negative, as shown and explained below.

As illustrated in Table 2, the net interest margin of 3.69% for the first quarter of 2010 was 11 basis points greater than the 3.58% net interest margin for the first quarter of 2009. The cost of interest bearing liabilities decreased 69 basis points from 1.96% for the first quarter of 2009 to 1.27% in the first quarter of 2010, while the yield on interest earning assets only decreased 48 basis points from 5.25% for the first quarter of 2009 to 4.77% in the first quarter of 2010.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2010 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income less negatively impacted from declining rates than by rising rates. As a result of the current historically low rate environment the effects of a 100 or 200 basis point decrease in rates would be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(1.82)%
Increase 100 bp	(0.68)
Decrease 100 bp	(3.37)

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

Table 2-Average Balance Sheet Rates for Three Months Ended March 31, 2010 and 2009 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2010			Three Months ended March 31, 2009
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,153,099	$15,397	5.42%	$1,027,391	$13,948	5.51%
Securities (2)	216,280	1,510	2.83	123,123	1,339	4.41
Other interest-earning assets	77,147	109	0.57	35,120	68	0.79

Total interest-earning assets	1,446,526	17,016	4.77	1,185,634	15,355	5.25

Non-interest-earning assets	125,648			96,374

Total assets	$1,572,174			$1,282,008

Interest-bearing liabilities:
Transaction accounts	702,534	950	0.55	536,141	1,010	0.76
Time deposits	458,603	2,595	2.29	400,362	3,408	3.45
Borrowings	67,144	294	1.78	73,397	459	2.54

Total interest-bearing liabilities	1,228,281	3,839	1.27	1,009,900	4,877	1.96

Non-interest-bearing liabilities	202,695			153,025

Total liabilities	1,430,976			1,162,925

Shareholders’ equity	141,198			119,083

Total liabilities and shareholders’ equity	$1,572,174			$1,282,008

Net interest income		$13,177			$10,478

Interest rate spread			3.50%			3.29%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.69%			3.58%

Effect of net free funds (earning assets funded by non interest bearing liabilities)			.19%			.29%

Average interest-earning assets to interest-bearing liabilities	117.77%			117.40%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.00% and 34.70% tax rate in 2010 and 2009, respectively. The tax equivalent adjustment was $243,000 in 2010 and $242,000 in 2009.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31,2010 Compared to Three months ended March 31, 2009
	Increase (Decrease)
	Due to Volume	Due to Rate	Total
Interest income attributable to:
Loans receivable	$1,705	$(256)	$1,449

Securities	778	(607)	171
Other interest-earning assets(1)	64	(23)	41

Total interest-earning assets	2,547	(886)	1,661

Interest expense attributable to:
Transactions accounts	271	(331)	(60)
Time deposits	452	(1,265)	(813)
Borrowings	(37)	(128)	(165)

Total interest-bearing liabilities	686	(1,724)	(1,038)

Increase (decrease) in net interest income	$1,861	$838	$2,699

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

Like many other financial institutions, the Bank has been significantly affected by the national economic recession. While the Bank has experienced an increase in defaults and foreclosures in this economic period, the levels of such activity has been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Management believes that with the continuing economic uncertainty, high unemployment rates and depressed real estate values, negative trends in credit metrics and the resulting pressure on earnings will remain above historical levels. This will include continuing higher levels of charge offs in the loan portfolio, and as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions will lead to lower earnings and slower capital growth. Management also believes that the current economic conditions will lead to lower demand for loans within all loan types, specifically, real estate related requests.

As discussed above and in the management overview, the provision for loan losses reflected the current deep economic downturn facing the country and the region. The provision for loan losses was $4,500,000 for the first quarter of 2010, compared to $1,525,000 for the same period in 2009. The increase of $2,975,000 (195%) reflected an increase in the level of charge-offs and nonperforming loans in 2010 and management’s continuing concerns of the effect that the current economic conditions will have on the Bank’s loan customers. For the for the first quarter of 2010, net charge-offs were $4,046,000 or 1.41% of average loan balances compared to 2009 figures of $682,000 or .27% of average loan balances. Total non-accrual loans plus loans past due 90 days or more were $21,806,000 (1.91% of loans outstanding) at March 31, 2010, compared to $8,658,000 (.84% of loans outstanding) at March 31, 2009. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Although the credit metrics have deteriorated significantly from the first quarter of 2009, on a sequential basis there are some signs of improvement. On a sequential basis, the provision for loan losses of $4,500,000 in the first quarter of 2010 equaled the provision in the fourth quarter of 2009. While the net charge-offs percentage increased from 1.12% in the fourth quarter of 2009 to 1.41% in the first quarter of 2010, the percentage of non-performing loans to total loans decreased from 2.21% at December 31, 2009 to 1.91% at March 31, 2010. Also classified loans decreased 8% from $154,011,000 on December 31, 2009 to $141,849,000 at March 31, 2010.

The aggregate amounts of the Bank’s classified assets at March 31, 2010 and December 31, 2009 were as follows:

	3/31/10	12/31/09
	(Dollars in thousands)
Special mention (risk rating 6)	$45,482	$52,177
Substandard (risk rating 7)	96,055	101,582
Doubtful (risk rating 8)	312	252

Total classified assets	$141,849	$154,011

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $23,341,000 at March 31, 2010 versus $26,943,000 and $9,917,000 at December 31, 2009 and March 31, 2009 respectively. This represents 1.47% of total assets at March 31, 2010 compared to 1.73% and .76% at December 31, 2009 and March 31, 2009 respectively.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $6,332,000 at March 31, 2010 versus $3,492,000 at March 31, 2009. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The increase in the ALL was directionally consistent in 2010 with the change in the credit metrics and the current economic conditions since March 31, 2009. The ALL increased 45% from $10,753,000 at March 31, 2009 to $15,607,000 at March 31, 2010, which increased the allowance for loan losses as a percentage of total loans from 1.05% at March 31, 2009, to 1.37% at March 31, 2010. Removing the loans purchased from Integra Bank, the ALL would be 1.44% of loans. The loans from Integra Bank were purchased at a discount of .98%, and current accounting does not allow this discount to be added to the ALL. The amount of the allowance allocated to impaired loans at the end of the first quarter of 2010 was $4,814,000, which was up 21% from the $3,975,000 at March 31, 2009. The impairment process is described in the “Critical Accounting Policies and Estimates” above. Contributing to both the increase in charge-offs in 2010 and the increase in the allowance for loan losses allocated to impaired loans was the significant decrease in real estate values experienced in the current economic recession. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the first quarter of 2009 to 2010. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes these economic strains will continue into 2010 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2010	2009
Balance of allowance at beginning of period	$15,153	$9,910
Recoveries of loans previously charged off:
Commercial loans	8	9
Consumer loans	83	80
Mortgage loans	1	0

Total recoveries	92	89

Loans charged off:
Commercial loans	3,000	472
Consumer loans	865	248
Mortgage loans	273	51

Total charge-offs	4,138	771

Net charge-offs	(4,046)	(682)
Provision for loan losses	4,500	1,525

Balance of allowance at end of period	$15,607	$10,753

Net charge-offs to average loans outstanding for period	1.41%	.27%

Allowance at end of period to loans at end of period	1.37%	1.05%

Allowance to nonperforming loans at end of period	72%	124%

Table 5-Analysis of Non-Performing Loans for the Periods Indicated (in thousands)

	March 31, 2010	December 31, 2009

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$8,702	$8,588
Residential real estate	4,229	5,113
Construction	6,260	7,302
Commercial	2,486	2,712
Consumer and other	15	111

Total	21,692	23,826

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$—	$220
Residential real estate	—	758
Construction	—	682
Commercial	60	34
Consumer and other loans	54	42

Total	114	1,736

Total non-performing loans	$21,806	$25,562

Non-performing loans as a Percentage of total loans	1.91%	2.21%
Accruing Restructured loans	$6,332	$3,568
Other real estate owned	$1,535	$1,381

NON-INTEREST INCOME

Table 6-Major Components of Non-Interest Income (in thousands)

	Three Months ended March 31,
Non-interest income:	2010	2009

Service charges and fees	$2,267	$2,015
Net securities gains	—	263
Mortgage banking income	322	526
Trust fee income	550	230
Bankcard transaction revenue	673	490
Company owned life insurance earnings	237	231
Gain/(loss) on other real estate owned	141	13
Other	415	334

Total non-interest income	$4,605	$4,102

As illustrated in Table 6, total non-interest income increased $503,000 (12%) for the first three months of 2010, from $4,102,000 at March 31, 2009 to $4,605,000 at March 31, 2010. Increases for the three months ended March 31, 2010 included service charges and fees (up $252,000 13%), trust fee income (up $320,000 139%) and bankcard transaction revenue (up $183,000 37%) and was offset with lower mortgage banking income (down $204,000, 39%) and net securities gains (down $263,000, 100%). Contributing to the increase in service charges and bankcard transaction revenue was the addition of the Integra Bank branches’ customer base. The increase in the trust fee income was due to the acquisition of the Tapke Asset Management (TAM) company.

NON-INTEREST EXPENSE

Table 7-Major Components of Non-Interest Expense (in thousands)

	Three Months ended March 31,
Non-interest expense:	2010	2009

Salaries and benefits	$4,565	$3,999
Occupancy and equipment	1,450	1,237
Data processing	461	394
Advertising	248	197
Electronic banking	282	239
Outside servicing fees	470	337
State bank taxes	490	452
Other real estate owned and loan collection	370	181
Amortization of intangible assets	384	296
FDIC insurance	585	399
Other	1,308	1,117

Total non-interest expense	$10,613	$8,848

As illustrated in Table 7, non-interest expense increased to $10,613,000 in the first three months of 2010 from $8,848,000 in the same period of 2009, an increase of $1,765,000 (20%). The first quarter of 2010 included the full quarter effect of both the Integra Bank and TAM acquisitions. The largest increase in non-interest expense was in salaries and benefits expense, which increased $566,000 (14%) in the first three months of 2010 compared to the same period in 2009, contributing to this increase was the added staff from both the Integra Bank and TAM acquisitions. The next largest increase in non-interest expense was occupancy and equipment expense, which increased $213,000 (17%) in the first three months of 2010 compared to the same period in 2009. Contributing to this increase was a $100,000 write down of a banking office that is currently available for sale in the first quarter of 2010. The other real estate owned and loan collection expense increased $189,000 (104%) as a result of the higher charge offs and nonperforming assets in the first quarter of 2010 as compared to the first quarter of 2009. Contributing to the $186,000 (47%) increase in FDIC insurance was increased assessment rates in 2010 as compared to 2009 and the growth in deposits.

INCOME TAX EXPENSE

During the first quarter of 2010, income tax expense decreased $583,000 (51%) from $1,149,000 in the first quarter of 2009 to $566,000 in the same period of 2010 as a result of lower earnings. For the first quarter of 2010 the effective tax rate decreased to 23.33% compared to 28.98% for the same period of 2009. Contributing to the decrease in the effective tax rates was an increase in tax free income as compared to income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have increased $22,561,000, from $98,738,000 at December 31, 2009 to $121,299,000 at March 31, 2010.

The Company’s total shareholders’ equity increased $130,000 from $141,133,000 at December 31, 2009 to $141,263,000 at March 31, 2010. In the first three months of 2010, the Company paid a cash dividend of $.28 per share totaling $1,587,000 to common shareholders and $425,000 to preferred shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders, and for general operating expenses. The Board of Governors of the Federal Reserve System and the Federal Deposit Insurance Corporation (“FDIC”) have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2010, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $27,406,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2010, the Bank’s leverage and total risk-based capital ratios were 8.24% and 12.04% respectively, which exceed the well-capitalized thresholds.

As of January 1, 2009, the Company did not have a common stock repurchase program in place.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2009. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2009.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2009. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2009. Market risk is discussed further under the heading “Net Interest Income” above.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports filed or submitted under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2010, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the Commission’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The Company no longer maintains a share repurchase program and did not repurchase any shares for the first quarter 2010.

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date: May 7, 2010	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2010	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)