Form 10-Q
period 2010-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2010-08-06
CIK 934547

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2010

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

As of July 19, 2010, 5,666,707 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	June 30 2010	December 31 2009
Assets
Cash and cash equivalents	$69,094	$98,738
Interest bearing deposits with banks	100	100
Available-for-sale securities	204,514	183,845
Held-to-maturity securities	29,203	30,722
Loans held for sale	6,795	6,798
Total loans	1,122,964	1,154,984
Less: Allowances for loan losses	16,531	15,153

Net loans	1,106,433	1,139,831
Premises and equipment, net	23,690	23,588
FHLB stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles, net	4,289	5,047
Cash surrender value of life insurance	24,707	24,240
Accrued interest receivable and other assets	23,947	25,241

Total assets	$1,519,620	$1,564,998

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,301,179	$1,343,272
Short-term borrowings	18,097	21,669
Notes payable	44,770	44,781
Accrued interest payable and other liabilities	10,664	14,143

Total liabilities	1,374,710	1,423,865

Shareholders’ Equity
Preferred stock, no par value, $34,000 liquidation value, authorized and issued 34,000 shares	33,400	33,226
Common stock, no par value, 15,000,000 shares authorized, 5,666,707 (2010) and 5,666,707 (2009) shares issued and outstanding	3,098	3,098
Additional paid-in capital	5,579	5,423
Retained earnings	100,292	98,432
Accumulated other comprehensive income	2,541	954

Total shareholders’ equity	144,910	141,133

Total liabilities and shareholders’ equity	$1,519,620	$1,564,998

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2010 AND 2009

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
INTEREST INCOME
Loans, including related fees	$15,309	$14,313	$30,574	$28,184
Securities and other	1,504	1,215	3,012	2,457

Total interest income	16,813	15,528	33,586	30,641

INTEREST EXPENSE
Deposits	3,061	4,149	6,606	8,567
Borrowings	298	401	592	860

Total interest expense	3,359	4,550	7,198	9,427

Net interest income	13,454	10,978	26,388	21,214
Provision for loan losses	4,500	2,800	9,000	4,325

Net interest income after provision for loan losses	8,954	8,178	17,388	16,889

NON-INTEREST INCOME
Service charges and fees	2,622	2,289	4,889	4,304
Mortgage banking income	337	478	659	1,004
Net securities gains	—	—	—	263
Trust fee income	602	271	1,152	501
Other	1,379	1,184	2,845	2,252

Total non-interest income	4,940	4,222	9,545	8,324

NON-INTEREST EXPENSE
Salaries and benefits	4,764	4,048	9,329	8,047
Occupancy and equipment	1,187	1,169	2,637	2,406
Data processing	443	385	904	779
Advertising	314	271	562	468
Other	3,608	3,712	7,497	6,733

Total non-interest expense	10,316	9,585	20,929	18,433

INCOME BEFORE INCOME TAXES	3,578	2,815	6,004	6,780
Less: income taxes	968	744	1,534	1,893

NET INCOME	$2,610	$2,071	$4,470	$4,887

Preferred stock dividend and discount accretion	(514)	(519)	(1,024)	(777)

Net Income available to common shareholders	$2,096	$1,552	$3,446	$4,110

Comprehensive Income	$3,993	$1,993	$6,057	$4,813

Net income per common share:
Earnings per share, basic	$.37	$.28	$.61	$.73
Earnings per share, diluted	$.37	$.27	$.61	$.73

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data - unaudited)

	2010	2009

Balance January 1	$141,133	$101,448
Comprehensive Income:
Net Income	4,470	4,887
Change in net unrealized gain(loss), net of tax	1,587	(74)

Total Comprehensive Income	6,057	4,813

Cash dividends paid	(1,587)	(1,572)
Exercise of stock options (0 and 6,000 shares), including tax benefit	—	115
Stock-based compensation expense	157	282
Preferred stock issued	—	32,931
Common stock warrant issued	—	1,015
Accrued dividends on preferred stock	(850)	(650)

Balance June 30	$144,910	$138,382

Dividends per share	$0.28	$0.28

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2010	2009

Cash Flows from Operating Activities

Net income	$4,470	$4,887
Adjustments to reconcile net income to net cash
From operating activities	8,170	(3,276)

Net cash from operating activities	12,640	1,611

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	2,800	1,575
Proceeds from paydowns and maturities of available-for-sale securities	98,559	38,596
Purchases of held-to-maturity securities	(1,286)	(3,648)
Purchases of available-for-sale securities	(117,934)	(94,758)
Purchases of company owned life insurance	—	(2,000)
Net change in loans	23,244	(28,916)
Proceeds from the sale of other real estate	1,693	631
Proceeds from sale of securities	—	13,852
Property and equipment expenditures	(1,017)	(763)

Net cash from investing activities	6,059	(75,431)

Cash Flows from Financing Activities

Net change in deposits	(42,323)	48,182
Net change in short-term borrowings	(3,572)	(7,586)
Proceeds from exercise of stock options	—	115
Cash dividends paid	(2,437)	(2,006)
Proceeds from issuance of preferred stock and warrants	—	33,946
Payments on note payable	(11)	(9)

Net cash from financing activities	(48,343)	72,642

Net change in cash and cash equivalents	(29,644)	(1,178)
Cash and cash equivalents at beginning of period	98,738	38,656

Cash and cash equivalents at end of period	$69,094	$37,478

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2010

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and six month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 2010 and 2009, 837,204 and 518,629 options were not considered, as they were not dilutive, and for the six months ended June 2010 and 2009, 846,830 and 604,600 options were not considered, as they were not dilutive. For the three months ended June 2010 and 2009, 274,784 and 0 warrants were not considered, as they were not dilutive, and for the six months ended June 2010 and 2009, 274,784 and 0 warrants were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Weighted average shares outstanding	5,666,707	5,612,607	5,666,707	5,612,107
Dilutive effects of assumed exercises of stock options and warrants	—	46,211	—	15,958

Shares used to compute diluted
Earnings per share	5,666,707	5,658,818	5,666,707	5,628,065

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

The Company recorded stock option expense of $79,000 ($79,000 net of taxes) and $157,000 ($157,000 net of taxes) in the three and six months ended June 30, 2010, and $139,000 ($129,000 net of taxes) and $282,000 ($260,000 net of taxes) in the three and six months ended June 30, 2009.

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

Note 7 – New Accounting Pronouncements:

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This new accounting requirement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance did not have a material affect on the Company’s results of operations or financial position.

Note 8 – Securities:

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
June 30, 2010
U.S. Government, federal agencies and Government sponsored enterprises	$106,215	$681	$—	$106,896
U.S. Government agency mortgage-backed	93,264	3,169	—	96,433
Corporate	1,185	—	—	1,185

	$200,664	$3,850	$—	$204,514

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Gains	Fair Value
December 31, 2009
U.S. Government, federal agencies and Government sponsored enterprises	$99,400	$239	$(77)	$99,562
U.S. Government mortgage-backed	81,815	1,485	(202)	83,098
Corporate	1,185	—	—	1,185

	$182,400	$1,724	$(279)	$183,845

All mortgage-backed securities are secured by residential properties.

Note 8 – Securities (Continued)

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2010
Municipal and other obligations	$29,203	$641	$(12)	$29,832

2009
Municipal and other obligations	$30,722	$556	$(3)	$31,275

The amortized cost and fair value of debt securities at June 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value

Due in one year or less	$854	$879	$1,864	$1,882
Due after one year through five years	105,361	106,017	11,552	11,914
Due after five years through ten years	—	—	9,207	9,456
Due after ten years	1,185	1,185	6,580	6,580
U.S. Government agency mortgage-backed	93,264	96,433	—	—

	$200,664	$204,514	$29,203	$29,832

At June 30, 2010 and December 31, 2009, securities with a carrying value of $221,733 and $200,882 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at June 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2010
U.S. Gov’t, federal agencies and government sponsored enterprises	$—	$—	$—	$—	$—	$—
U.S. Gov’t mortgage-backed	—	—	—	—	—	—
Municipal & other obligations	1,274	(12)	—	—	1,274	(12)

Total temporarily impaired	$1,274	$(12)	$—	$—	$1,274	$(12)

December 31, 2009
U.S. Gov’t., federal agencies and government sponsored enterprises	$20,920	$(77)	$—	$—	$20,920	$(77)
U.S Gov’t. mortgage-backed	52,662	(202)	—	—	52,662	(202)
Municipal & other obligations	—	—	852	(3)	852	(3)

Total temporarily impaired	$73,582	$(279)	$852	$(3)	$74,434	$(282)

There were no sales of available for sale securities in 2010. Gains from sales of securities available for sale were $263,000 for the first six months of 2009, with no losses.

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

As of June 30, 2010, The Bank’s security portfolio consisted of 127 securities, four of which were in an unrealized loss position: this loss position was $12. There was no OTTI of securities at June 30, 2010. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that the Bank will not be required to sell the securities before their anticipated recovery.

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

The Bank’s derivative instruments consist of over-the-counter interest-rate swaps that trade in liquid markets. The fair value of the derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. This valuation method is classified as Level 2 in the fair value hierarchy.

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using:
	Total June 30 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$106,896	$—	$106,896	$—
U.S. government agency mortgage backed	96,433	—	96,433	—
Corporate	1,185	—	—	1,185
Derivatives	861	—	861	—

Total	$205,375	$—	$204,190	$1,185

Liabilities
Derivatives	$861	$—	$861	$—

Total	$861	$—	$861	$—

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$99,562	$—	$99,562	$—
U.S. government agency mortgage backed	83,098	—	83,098	—
Corporate	1,185	—	—	1,185
Derivatives	675	—	675	—

Total	$184,520	$—	$183,335	$1,185

Liabilities
Derivatives	$675	$—	$675	$—

Total	$675	$—	$675	$—

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2010.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2010 for Level 3 assets and liabilities that are still held at June 30, 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at June 30, 2010 Using:
	Total June 30 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	19,337	—	12,083	7,254

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	26,222		11,730	14,496

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $23,806, with a valuation allowance of $4,469 resulting in a reduction in provision for loan losses of $1,447 at June 30, 2010 and a carrying amount of $32,142, with a valuation allowance of $5,916, resulting in an additional provision for loan losses of $1,931 at December 31, 2009.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Values using the market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on a reconciliation of these three approaches. The loans classified as Level 2 had current appraisals, while loans classified as Level 3 had older appraisal and required the use of other unobservable inputs.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2010 and December 31, 2009 are as follows (in thousands):

	June 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$69,094	$69,094	$98,738	$98,738
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	204,514	204,514	183,845	183,845
Held-to-maturity securities	29,203	29,832	30,722	31,275
Loans held for sale	6,795	6,795	6,798	6,798
Loans (net)	1,106,433	1,086,193	1,139,831	1,132,167
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,684	4,684	4,504	4,504
Derivative assets	861	861	675	675

Financial liabilities
Deposits	$(1,301,179)	$(1,304,854)	$(1,343,272)	$(1,344,179)
Short-term borrowings	(18,097)	(18,097)	(21,669)	(21,669)
Notes payable	(44,770)	(39,324)	(44,781)	(37,294)
Accrued interest payable	(3,417)	(3,417)	(3,856)	(3,856)
Standby letters of credit	(260)	(260)	(303)	(303)
Derivative liabilities	(861)	(861)	(675)	(675)

The estimated fair value approximates carrying amount for all items except those described below. Estimated fair value for both securities available for sale and held to maturity is as previously described for securities available for sale. It is not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes for similar loans. Estimated fair value for loans is based on the interest rates charged at period-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. Estimated fair value for time deposits is based on the interest rates paid at period end, for new deposits, applied until maturity. Estimated fair value of debt is based on current interest rates for similar financing. Estimated fair value of standby letters of credit are based on their related current unearned fee balances. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal. Estimated fair value for derivatives is determined as previously described.

Note 10 - Preferred Stock:

On February 13, 2009, BKFC entered into an agreement to sell preferred, non-voting shares having a liquidation value of $34 million to the U.S. Treasury Department as part of the Capital Purchase Program (“CPP”) for healthy financial institutions announced in late October 2008. The preferred shares qualify as Tier 1 capital. The preferred shares have a dividend rate of 5% per year for the first five years and 9% per year thereafter. The preferred shares have priority in the payment of dividends over any cash dividends paid to common stockholders. No cash dividends can be paid to common stockholders unless all dividends on the preferred shares have been declared and paid in full (or an amount sufficient for the payment of the dividends on the preferred shares has been set aside for the payment of such dividends). The American Recovery and Reinvestment Act of 2009 (the “ARRA”) permits BKFC to redeem the preferred stock without penalty and without the need to raise new capital, subject to the Treasury’s consultation with BKFC’s regulatory agency.

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

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level the Bank considers to be adequate and is based upon ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans. Loan losses are charged and recoveries are credited to the allowance for loan losses. Provisions for loan losses are based on the Bank’s review of its historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses. The Bank’s strategy for credit risk management includes a combination of well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures. The credit risk management strategy also includes assessments of compliance with commercial and consumer policies, risk ratings and other important credit information. The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality. The Bank strives to identify potential problem loans early and promptly undertake the appropriate actions necessary to mitigate or eliminate the increasing risk identified in these loans.

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies. Impaired loans are those that management has determined are probable that the customer will be unable to comply with the contractual terms of the loan. The specific reserve component is an estimate of loss based upon an impairment review of larger loans that are considered impaired. The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts with respect to a particular loan, the Bank utilizes one of the following methods for determining the proper impairment of a loan:

•	The present value of expected future cash flows of a loan;

•	The market price of the loan based upon readily available information for that type of loan; and

•	Fair value of collateral.

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

OVERVIEW

The results of the second quarter and first six months of 2010 reflect strong revenue growth, which offset the continuing effects of the deep economic downturn that the country and region has experienced for over the last two and a half years. The 37% increase in diluted earnings per share for the second quarter of 2010 as compared to the same period in 2009 was the result of a 21% growth in revenue, which more than offset the continued high level of provisioning for loan losses driven by these economic conditions. For the first six months of 2010, diluted earnings per share decreased 16%, with a 22% increase in revenue partially offsetting the increase in the provision for loan losses. The second quarter of 2010 saw a significant increases in net interest income (23%) and non-interest income (17%) as compared to the second quarter of 2009. The increase in net interest income was the result of both the growth in earning assets and a stronger net interest margin. The increase in non-interest income was aided by strong growth in service charges on deposits, trust fee income and bankcard transaction revenue. The second quarter of 2010 saw a significant increase in charge-offs and non-performing loans as compared to the second quarter of 2009, which contributed to the $1,700,000, or 61%, increase in the provision for loan losses expense from the second quarter of 2009 to the second quarter of 2010. Although there were significant decreases in the credit quality metrics from the second quarter of 2009, on a sequential basis some of the credit metrics showed improvement. On a sequential basis, the provision for loan losses of $4,500,000 in the second quarter of 2010 equaled the provision in the first quarter of 2010, and the net charge-offs on a sequential basis decreased, while the levels of non-performing loans increased slightly from the first quarter of 2010 levels.

Also, the comparison of the earnings from the second quarter of 2009 to the second quarter of 2010 was impacted by the FDIC special assessment charged in the second quarter of 2009. As a result of this FDIC insurance expense decreased $440,000, or 43%, in the second quarter of 2010 as compared to the second quarter of 2009.

Two acquisitions that were completed in the fourth quarter of 2009 had a significant impact on the Company’s balance sheet and income statement as compared to the second quarter of 2009. In the fourth quarter of 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction added $76 million in deposits and $107 million in loans. The Bank also announced in the fourth quarter that investment professionals from Tapke Asset Management, LLC (“TAM”) joined the Bank.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at June 30, 2010 were $1,519,620,000 as compared to $1,564,998,000 at December 31, 2009, a decrease of $45,378,000 (3%). Loans outstanding decreased $32,020,000 (3%) from $1,154,984,000 at December 31, 2009 to $1,122,964,000 at June 30, 2010. The decrease in cash and cash equivalents of $29,644,000 (30%) was partially offset with in increase in available-for-sale securities of $20,669,000 (11%).

As Table 1 illustrates, contributing to the decrease in the loan portfolio in the second quarter of 2010 was the decrease in construction and land development loans of $43,471,000 (29%) and was partially offset with an increase in commercial real estate loans of $11,501,000 (2%). The decrease in the construction and land development loans and the corresponding increase in commercial real estate loans was the result of a number of loans completing the construction phase of their project, and were moved into permanent financing. Contributing to the overall decrease in loans was the fact that the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic conditions. While management expects continued decreases in new and renewed loan origination, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Deposits decreased $42,093,000 (3%) to $1,301,179,000 at June 30, 2010, compared to $1,343,272,000 at December 31, 2009. The largest decrease in deposits came from interest bearing transaction accounts which decreased $46,316,000, or 13%, from December 31, 2009 and was partially offset with a increase in saving deposits, which increased $15,129,000, or 25%, from December 31, 2009. The decrease in interest bearing transaction accounts was the result of the seasonal decrease in public fund deposits, which decreased approximately $57,000,000, or 19%, from the end of 2009. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the FHLB.

Other changes in the balance sheet included a $3,249,000 (23%) decrease in other liabilities, which included an approximately $3,400,000 final escrow payment on the Integra acquisition.

Table 1 - Composition of the Bank’s Loans and Deposits at the Dates Indicated

	June 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$487,590	43.4%	$476,089	41.2%

Residential real estate loans	260,854	23.2	267,857	23.2
Commercial loans	234,729	20.9	223,404	19.3
Consumer loans	16,797	1.5	20,750	1.8

Construction and land development loans	104,817	9.3	148,288	12.8
Municipal obligations	19,615	1.7	20,232	1.7

Total loans	$1,124,402	100.0%	$1,156,620	100.0%

Less:
Deferred loan fees	1,438		1,636
Allowance for loan losses	16,531		15,153

Net loans	$1,106,433		$1,139,831

Type of Deposit:
Non interest bearing deposits	203,385	15.6%	$200,069	14.9%
Interest bearing transaction deposits	320,988	24.8	367,304	27.3
Money market deposits	252,937	19.4	259,653	19.3
Savings deposits	76,189	5.8	61,060	4.6
Certificates of deposits	379,641	29.2	389,438	29.0
Individual Retirement accounts	68,039	5.2	65,748	4.9

Total Deposits	$1,301,179	100.0%	$1,343,272	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common stockholders for the six months ended June 30, 2010 decreased from $4,110,000 ($.73 diluted earnings per share) in 2009 to $3,446,000 ($.61 diluted earnings per share) in 2010, a decrease of $664,000 (16%). Net income available to common shareholders for the quarter ended June 30, 2010 was $2,096,000 ($.37 diluted earnings per share) as compared to $1,552,000 ($.27 diluted earnings per share) during the same period of 2009, an increase of $544,000 (35%). The main reason for the increase in net income from the second quarter of 2009 to 2010 was a $3,194,000 (21%) increase in total revenue, which more than offset the $1,700,000 (61%) increase in the provision for loan losses and the $731,000 (8%) increase in noninterest expense. The increase in revenue included a $2,476,000 (23%) increase in net interest income and $718,000 (17%) increase in non-interest income. Contributing to the increase in noninterest expense was the full quarter effect of both the Integra branch acquisition and the TAM acquisition, which was partially offset by the $440,000 (43%) decrease in FDIC insurance expense. Contributing to the increase in the provision for loan losses was higher levels of net charge-offs and non-performing loans in the second quarter of 2010 versus the same period in 2009 and management’s continuing concerns over the stressed economic conditions.

NET INTEREST INCOME

Net interest income increased $2,476,000 (23%) in the second quarter of 2010 as compared to the same period in 2009, while the year to date total increased $5,174,000 (24%) from $21,214,000 in 2009 to $26,388,000 in 2010. As illustrated in Table 4, both the volume and rate variances had a positive impact on net interest income in the second quarter of 2010 as compared with the second quarter of 2009, with the majority of the growth in net interest income the result of growth in the balance sheet. Table 4 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,353,000 and by a positive rate variance by $1,125,000. Contributing to the favorable volume variance was the Integra acquisition that added approximately $107,000,000 in loans and $76,000,000 in deposits. As illustrated in Table 2, average earning assets increased $196,958,000 or 16% from the second quarter of 2009 to the second quarter of 2010, while average interest bearing liabilities only increased $178,040,000 or 17% in the same period. As further illustrated in Table 4, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $1,666,000 which was offset by a $541,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $1,122,000 or 67% of the decrease in interest expense as a result of rate. While BKFC benefited from falling rates in the second quarter of 2010 as compared to the same period in 2009, if rates continue to fall in 2010 the effect on BKFC will be negative, as shown and explained below.

As illustrated in Table 2, the net interest margin of 3.81% for the second quarter of 2010 was 20 basis points greater than the 3.61% net interest margin for the second quarter of 2009. The cost of interest bearing liabilities decreased 65 basis points from 1.76% for the second quarter of 2009 to 1.11% in the second quarter of 2010, while the yield on earning assets only decreased 33 basis points from 5.07% for the second quarter of 2009 to 4.74% in the second quarter of 2010. Table 3 shows that the net interest margin of 3.75% for the first six months of 2010 was 15 basis points higher than the first six months of 2009. On a linked quarter basis, the net interest margin increased 12 basis points from the 3.69% net interest margin in the first quarter of 2010. The increase in the net interest margin from the first quarter of 2010 was also the result of the cost of interest bearing liabilities decreasing faster than the yield on earning assets was decreasing.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2010 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(2.92)%
Increase 100 bp	(1.33)
Decrease 100 bp	(3.57)

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

Table 2 - Average Balance Sheet Rates for Three Months Ended June 30, 2010 and 2009 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2010			Three Months ended June 30, 2009
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,139,730	$15,426	5.43%	$1,050,749	$14,395	5.49%
Securities (2)	243,572	1,536	2.53	159,767	1,305	3.28
Other interest-earning assets	60,416	97	0.64	36,244	72.80

Total interest-earning assets	1,443,718	17,059	4.74	1,246,760	15,772	5.07

Non-interest-earning assets	124,119			97,340

Total assets	$1,567,837			$1,344,100

Interest-bearing liabilities:
Transaction accounts	695,866	646	0.37	556,248	902	0.65
Time deposits	450,254	2,415	2.15	410,782	3,247	3.17
Borrowings	66,333	298	1.80	67,383	401	2.39

Total interest-bearing liabilities	1,212,453	3,359	1.11	1,034,413	4,550	1.76

Non-interest-bearing liabilities	212,297			172,137

Total liabilities	1,424,750			1,206,550

Shareholders’ equity	143,087			137,550

Total liabilities and shareholders’ equity	$1,567,837			$1,344,100

Net interest income		$13,700			$11,222

Interest rate spread			3.63%			3.31%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.81%			3.61%

Effect of net free funds (earning assets funded by non interest bearing liabilities)			0.18%			0.30%

Average interest-earning assets to interest-bearing liabilities	119.07%			120.53%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.23% and 34.70% tax rate in 2010 and 2009, respectively. The tax equivalent adjustment was $246,000 and $244,000 in 2010 and 2009, respectively.

Table 3 - Average Balance Sheet Rates for Six Months Ended June 30, 2010 and 2009 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2010			Six Months ended June 30, 2009
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,146,378	$30,803	5.42%	$1,039,136	$28,342	5.50%
Securities (2)	230,001	3,067	2.69	141,546	2,644	3.77
Other interest-earning assets	68,735	206.60		35,509	140.80

Total interest-earning assets	1,445,114	34,076	4.76	1,216,191	31,126	5.16

Non-interest-earning assets	124,880			97,036

Total assets	$1,569,994			$1,313,227

Interest-bearing liabilities:
Transaction accounts	699,182	1,596	0.46	548,382	1,912.70
Time deposits	454,405	5,010	2.22	403,560	6,655	3.33
Borrowings	66,736	592	1.79	67,478	860	2.57

Total interest-bearing liabilities	1,220,323	7,198	1.19	1,019,420	9,427	1.86

Non-interest-bearing liabilities	207,529			165,490

Total liabilities	1,427,852			1,184,910

Shareholders’ equity	142,142			128,317

Total liabilities and shareholders’ equity	$1,569,994			$1,313,227

Net interest income		$26,878			$21,699

Interest rate spread			3.57%			3.30%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.75%			3.60%

Effect of net free funds (earning assets funded by non interest bearing liabilities)			0.18%			0.30%

Average interest-earning assets to interest-bearing liabilities	118.42%			119.30%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.23% and 34.70% tax rate in 2010 and 2009, respectively. The tax equivalent adjustment was $490,000 and $485,000 in 2010 and 2009, respectively.

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

Table 4 - Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2010 Compared to Three months ended June 30, 2009			Six months ended June 30, 2010 Compared to Six months ended June 30, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total

Interest income attributable to:
Loans receivable	$1,210	$(179)	$1,031	$2,910	$(450)	$2,460

Securities	577	(346)	231	1,339	(916)	423
Other interest-earning assets(1)	41	(16)	25	107	(41)	66

Total interest-earning assets	1,828	(541)	1,287	4,356	(1,407)	2,949

Interest expense attributable to:
Transactions accounts	191	(447)	(256)	449	(765)	(316)
Time deposits	290	(1,122)	(832)	768	(2,413)	(1,645)
Borrowings	(6)	(97)	(103)	(10)	(259)	(269)

Total interest-bearing liabilities	475	(1,666)	(1,191)	1,207	(3,437)	(2,230)

Increase (decrease) in net interest income	$1,353	$1,125	$2,478	$3,149	$2,030	$5,179

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

As discussed above and in the management overview, the provision for loan losses reflected the current deep economic downturn facing the country and the region. The provision for loan losses was $4,500,000 for the second quarter of 2010, compared to $2,800,000 for the same period in 2009. The increase of $1,700,000 (61%) reflected an increase in the level of charge-offs and non-performing loans in 2010 and management’s continuing concerns of the effect that the current economic conditions will have on the Bank’s loan customers. For the for the second quarter of 2010, net charge-offs were $3,576,000 or 1.26% of average loan balances compared to 2009 figures of $1,737,000 or .68% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $22,397,000 (1.99% of loans outstanding) at June 30, 2010, compared to $14,048,000 (1.34% of loans outstanding) at June 30, 2009. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Although the credit metrics have deteriorated significantly from the second quarter of 2009, on a sequential basis there are some signs of improvement which has allowed provision expense to remain stable. On a sequential basis, the provision for loan losses of $4,500,000 in the second quarter of 2010 equaled the provision in the first quarter of 2010, and net charge-offs percentage decreased from 1.41% in the first quarter of 2010 to 1.26% in the second quarter of 2010, while the percentage of non-performing loans to total loans increased slightly from 1.91% at March 31, 2010 to 1.99% at June 30, 2010. Also classified loans decreased 5% from $141,849,000 on March 31, 2010 to $135,049,000 at June 30, 2010.

The aggregate amounts of the Bank’s classified assets at June 30, 2010 and December 31, 2009 were as follows:

	6/30/10	12/31/09
	(Dollars in thousands)
Special mention	$32,573	$52,177
Substandard	102,103	101,582
Doubtful	373	252

Total classified assets	$135,049	$154,011

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $23,794,000 at June 30, 2010 versus $15,257,000 at June 30, 2009. This represents 1.57% of total assets at June 30, 2010 compared to 1.15% at June 30, 2009.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $3,441,000 at June 30, 2010 versus $632,000 at June 30, 2009. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The increase in the ALL was directionally consistent in 2010 with the change in the credit metrics and the current economic conditions since June 30, 2009. The ALL increased 40% from $11,816,000 at June 30, 2009 to $16,531,000 at June 30, 2010, which increased the allowance for loan losses as a percentage of total loans from 1.12% at June 30, 2009, to 1.47% at June 30, 2010. Removing the loans purchased from Integra, the ALL would be 1.62% of loans. The loans from Integra were purchased at a discount of .98%, and current accounting does not allow this discount to be added to the ALL. The amount of the allowance allocated to impaired loans at the end of the second quarter of 2010 was $4,469,000, which was down 11% from the $5,036,000 at June 30, 2009. The impairment process is described in the critical accounting policies section of this report. Contributing to both the increase in charge-offs in 2010 and the increase in the allowance for loan losses was the significant decrease in real estate values experienced in the current economic recession. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the second quarter of 2009 to 2010. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes these economic strains will continue into 2010 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management and the loan review function. On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by management and the BKFC Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

The following tables sets forth an analysis of certain credit risk information for the periods indicated:

Table 5 - Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Balance of allowance at beginning of period	$15,607	$10,753	$15,153	$9,910
Recoveries of loans previously charged off:
Commercial loans	39	20	47	29
Consumer loans	120	72	203	152
Mortgage loans	3	0	4	0

Total recoveries	162	92	254	181

Loans charged off:
Commercial loans	(3,116)	(1,332)	(6,116)	(1,804)
Consumer loans	(606)	(312)	(1,471)	(560)
Mortgage loans	(16)	(185)	(289)	(236)

Total charge-offs	(3,738)	(1,829)	(7,876)	(2,600)

Net charge-offs	(3,576)	(1,737)	(7622)	(2,419)
Provision for loan losses	4,500	2,800	9,000	4,325

Balance of allowance at end of period	$16,531	$11,816	$16,531	$11,816

Net charge-offs to average loans outstanding for period	1.26%	0.68%	1.33%	0.47%

Allowance at end of period to loans at end of period	1.47%	1.12%	1.47%	1.12%

Allowance to nonperforming loans at end of period	73.81%	84.11%	73.81%	84.11%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	June 30, 2010	December 31, 2009
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$9,804	$8,588
Residential real estate	3,369	5,113
Construction	6,358	7,302
Commercial	2,639	2,712
Consumer and other	14	111

Total	22,184	23,826

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$192	$220
Residential real estate	—	758
Construction	—	682
Commercial	—	34
Consumer and other loans	21	42

Total	213	1,736

Total non-performing loans	$22,397	$25,562

Non-performing loans as a percentage of total loans	1.99%	2.21%
Accruing troubled debt restructured loans	$3,441	$3,568
Other real estate owned	1,397	1,381
Loans designated as impaired with allowance allocated	23,806	32,142
Impaired loans with no allowance allocated	6,014	3,922
Allowance allocated to impaired loans at year end	4,469	5,916

NON-INTEREST INCOME

Table 7 - Major Components of Non-Interest Income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Non-interest income:

Service charges and fees	$2,622	$2,289	$4,889	$4,304
Net securities gains	—	—	—	263
Mortgage banking income	337	478	659	1,004
Trust fee income	602	271	1,152	501
Bankcard transaction revenue	749	551	1,422	1,042
Company owned life insurance earnings	231	228	468	459
Gain/(loss) on other real estate owned	30	39	171	52
Other	369	366	784	699

Total non-interest income	$4,940	$4,222	$9,545	$8,324

As illustrated in Table 7 above, total non-interest income increased $1,221,000 (15%) for the first six months of 2010 from $8,324,000 at June 30, 2009 to $9,545,000 at June 30, 2010. For the second quarter of 2010 non-interest income increased $718,000 (17%) to $4,940,000 compared to $4,222,000 for the same period in 2009. Increases for the first six months ended June 30, 2010 included service charges and fees (up $585,000 14%), trust fee income (up $651,000 130%) and bankcard transaction revenue (up $380,000 36%) and was offset with lower mortgage banking income (down $345,000, 34%) and net securities gains (down $263,000, 100%). Contributing to the increase in service charges and bankcard transaction revenue was the addition of the Integra branches customer base. The increase in the trust fee income reflects the TAM acquisition. The decrease in mortgage banking income was a result of a lower volume of sold loans in the first six months ended June 30, 2010 as compared to the same period in 2009.

NON-INTEREST EXPENSE

Table 8 - Major Components of Non-Interest Expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2010	2009	2010	2009
Non-interest expense:

Salaries and benefits	$4,764	$4,048	$9,329	$8,047
Occupancy and equipment	1,187	1,169	2,637	2,406
Data processing	443	385	904	779
Advertising	314	271	562	468
Electronic banking	298	262	580	501
Outside servicing fees	456	416	926	753
State bank taxes	507	360	997	720
Other real estate owned and loan collection	257	176	627	357
Amortization of intangible assets	375	283	759	579
FDIC insurance	587	1,027	1,172	1,426
Other	1,128	1,188	2,436	2,397

Total non-interest expense	$10,316	$9,585	$20,929	$18,433

As illustrated in Table 8 above, non-interest expense increased to $20,929,000 in the first half of 2010 and to $10,316,000 for the second quarter of 2010 from $18,433,000 and $9,585,000 in the same periods of 2009, an increase of $2,496,000 (14%) and $731,000 (8%), respectively. The first six months of 2010 included the effect of both the Integra and TAM acquisitions. The largest increase in non-interest expense was in salaries and benefits expense, which increased $1,282,000 (16%) in the first six months of 2010 compared to the same period in 2009, contributing to this increase was the added staff from both the Integra and TAM acquisitions. The next largest increase in non-interest expense was other real estate owned and loan collection expense, which increased $270,000 (76%) in the first six months of 2010 compared to the same period in 2009, as a result of the higher charge offs and nonperforming assets in the first six months of 2010 as compared to the first six months of 2009. Contributing to the $254,000 (18%) decrease in FDIC insurance was special assessment charged to all FDIC insured institutions in 2009. The FDIC special assessments and higher assessment have been imposed to increase the Deposit Insurance Fund’s reserve ratio, which has been impacted by an increased number of bank failures.

INCOME TAX EXPENSE

During the first six months of 2010, income tax expense decreased $359,000 (19%) from $1,893,000 in the first six months of 2009 to $1,534,000 in the same period of 2010 as a result of lower earnings. For the second quarter of 2010, income tax expense increased $224,000 (30%) from $744,000 in the second quarter of 2009 to $968,000 in the same period of 2010 as a result of higher earnings. The effective tax rate decreased to 25.55% for the first six months of 2010 compared to 27.92% for the same period in 2009. For the first quarter of 2010 the effective tax rate increased to 27.05% compared to 26.43% for the same period of 2009. Contributing to the changes in the effective tax rates was the percentage of tax free income as compared to taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $29,644,000, from $98,738,000 at December 31, 2009 to $69,094,000 at June 30, 2010.

The Company’s total shareholders’ equity increased $3,777,000 from $141,133,000 at December 31, 2009 to $144,910,000 at June 30, 2010. In the first six months of 2010, the Company paid a cash dividend of $.28 per share totaling $1,587,000 to common shareholders and $850,000 to preferred shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders, and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2010, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $33,923,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At June 30, 2010, the Bank’s leverage and total risk-based capital ratios were 8.47% and 12.57% respectively, which exceed the well-capitalized thresholds.

As of January 1, 2009, the Company did not have a repurchase program in place.

On February 13, 2009, the Company entered into a Letter Agreement (the “Purchase Agreement”) with the Treasury Department under the CPP, pursuant to which the Company agreed to issue 34,000 shares of Series A Preferred Stock for a total price of $34 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. Pursuant to the American Recovery and Reinvestment Act of 2009 (the “ARRA”), the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator. As part of its purchase of the Series A Preferred Stock, the Treasury Department received a Warrant to purchase 274,784 shares of the Company’s common stock at an initial per share exercise price of $18.56. The Warrant provides for the adjustment of the exercise price and the number of shares of common stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of the Company’s common stock, and upon certain issuances of the Company’s common stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of common stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the redemption by the Company of the Series A Preferred Stock.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

There has been no material change in market risk since December 31, 2009. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2009. Market risk is discussed further under the heading “Net Interest Income” above.

Item 4.	Controls and Procedures

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2010, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2010. In addition to the risk factors in the Company’s Form 10-K for the year ended December 31, 2010, the following supplemental risk factor related to the Dodd-Frank Wall Street Reform and Consumer Protection Act should be considered. The risks and uncertainties described below are not the only ones facing BKFC or the Bank. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the business operations of BKFC or the Bank.

Compliance with the recently enacted Dodd-Frank Reform Act may adversely impact our earnings.

On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provision are subject to further study, rule making, and to the discretion of regulatory bodies, such as the Financial Stability Oversight Council.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Act is signed into law. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	August 6, 2010	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer (principal executive officer)

Date:	August 6, 2010	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary (principal financial officer)