Form 10-Q
period 2010-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2010-11-05
CIK 934547

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2010

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

As of October 27, 2010, 5,666,707 shares of the registrant’s Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands - unaudited)

	September 30 2010	December 31 2009
Assets
Cash and cash equivalents	$41,280	$98,738
Interest bearing deposits with banks	100	100
Available-for-sale securities	202,690	183,845
Held-to-maturity securities	37,867	30,722
Loans held for sale	21,903	6,798
Total loans	1,120,168	1,154,984
Less: Allowance for loan losses	17,163	15,153

Net loans	1,103,005	1,139,831
Premises and equipment, net	23,373	23,588
FHLB stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles, net	3,931	5,047
Cash surrender value of life insurance	24,948	24,240
Accrued interest receivable and other assets	24,121	25,241

Total assets	$1,510,066	$1,564,998

Liabilities & Shareholders’ Equity Liabilities
Deposits	$1,271,455	$1,343,272
Short-term borrowings	36,175	21,669
Notes payable	44,766	44,781
Accrued interest payable and other liabilities	11,307	14,143

Total liabilities	1,363,703	1,423,865

Shareholders’ Equity
Preferred stock, no par value, $34,000 liquidation value, 100,000 shares authorized, 34,000 shares issued and outstanding	33,490	33,226
Common stock, no par value, 15,000,000 shares authorized, 5,666,707 shares issued and outstanding	3,098	3,098
Additional paid-in capital	5,656	5,423
Retained earnings	101,718	98,432
Accumulated other comprehensive income	2,401	954

Total shareholders’ equity	146,363	141,133

Total liabilities and shareholders’ equity	$1,510,066	$1,564,998

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
INTEREST INCOME
Loans, including related fees	$15,366	$14,553	$45,940	$42,737
Securities and other	1,328	1,234	4,340	3,691

Total interest income	16,694	15,787	50,280	46,428

INTEREST EXPENSE
Deposits	2,781	4,019	9,387	12,586
Borrowings	321	351	913	1,211

Total interest expense	3,102	4,370	10,300	13,797

Net interest income	13,592	11,417	39,980	32,631
Provision for loan losses	3,500	4,000	12,500	8,325

Net interest income after provision for loan losses	10,092	7,417	27,480	24,306

NON-INTEREST INCOME
Service charges and fees	2,589	2,444	7,478	6,748
Mortgage banking income	1,041	223	1,700	1,227
Net securities gains	—	—	—	263
Trust fee income	620	288	1,772	789
Other	1,377	621	4,222	2,873

Total non-interest income	5,627	3,576	15,172	11,900

NON-INTEREST EXPENSE
Salaries and benefits	5,110	4,006	14,439	12,053
Occupancy and equipment	1,195	1,158	3,832	3,564
Data processing	442	392	1,346	1,171
Advertising	338	276	900	744
Other	3,640	3,166	11,137	9,899

Total non-interest expense	10,725	8,998	31,654	27,431

INCOME BEFORE INCOME TAXES	4,994	1,995	10,998	8,775
Less: income taxes	1,466	450	3,000	2,343

NET INCOME	$3,528	$1,545	$7,998	$6,432

Preferred stock dividend and discount accretion	(515)	(506)	(1,539)	(1,283)

Net Income available to common shareholders	3,013	1,039	6,459	5,149

COMPREHENSIVE INCOME	$3,388	$2,296	$9,445	$7,109

Earnings per share, basic	$.53	$.19	$1.14	$.92
Earnings per share, diluted	$.53	$.18	$1.14	$.91

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except per share data -unaudited)

	2010	2009

Balance as of January 1	$141,133	$101,448
Comprehensive Income:
Net Income	7,998	6,432
Change in net unrealized gain(loss), net of tax	1,447	677

Total Comprehensive Income	9,445	7,109

Cash dividends paid on common stock	(3,173)	(3,144)
Exercise of stock options (0 and 10,100 shares), including tax benefit	—	193
Stock-based compensation expense	233	391
Preferred stock issued	—	32,931
Common stock warrant issued	—	1,015
Accrued dividends on preferred stock	(1,275)	(1,073)

Balance as of September 30	$146,363	$138,870

Dividends per share	$0.56	$0.56

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2010	2009

Cash Flows from Operating Activities

Net income	$7,998	$6,432
Adjustments to reconcile net income to net cash
From operating activities	(1,480)	10,216

Net cash from operating activities	6,518	16,648

Cash flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	3,705	1,820
Proceeds from paydowns and maturities of available-for-sale securities	147,266	57,755
Purchases of held-to-maturity securities	(10,858)	(3,972)
Purchases of available-for-sale securities	(165,619)	(104,038)
Purchases of company owned life insurance	—	(2,000)
Net change in loans	22,472	(41,211)
Purchase of loans	—	(49,060)
Proceeds from the sale of other real estate	1,965	1,400
Proceeds from sale of securities	—	13,852
Property and equipment expenditures	(1,133)	(1,233)

Net cash from investing activities	(2,202)	(126,687)

Cash Flows from Financing Activities

Net change in deposits	(71,817)	79,611
Net change in short-term borrowings	14,506	18,067
Proceeds from exercise of stock options	—	193
Cash dividends paid	(4,448)	(4,003)
Proceeds from issuance of preferred stock and warrants, net	—	33,946
Payments on note payable	(15)	(13)

Net cash from financing activities	(61,774)	127,801

Net change in cash and cash equivalents	(57,458)	17,762
Cash and cash equivalents at beginning of period	98,738	38,656

Cash and cash equivalents at end of period	$41,280	$56,418

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2010

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of common shares outstanding during the three and nine month periods. Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended September 2010 and 2009, 817,264 and 120,168 options were not considered, as they were not dilutive, and for the nine months ended September 2010 and 2009, 836,850 and 521,647 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009

Weighted average shares outstanding	5,666,707	5,615,475	5,666,707	5,613,230
Dilutive effects of assumed exercises of stock options and warrant	—	88,305	—	44,813

Shares used to compute diluted Earnings per share	5,666,707	5,703,780	5,666,707	5,658,043

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

The Company recorded stock option expense of $76,000 ($76,000, net of taxes) and $233,000 ($233,000, net of taxes) for the three and nine months ended September 30, 2010, and stock option expense of $109,000 ($109,000, net of taxes) and $391,000 ($368,000, net of taxes) in the three and nine months ended September 30, 2009.

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

Note 8 – Securities:

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

September 30, 2010
U.S. Government, federal agencies and Government sponsored enterprises	$107,840	$622	$(19)	$108,443
U.S. Government agency mortgage-backed	90,028	3,042	(8)	93,062
Corporate	1,185	—	—	1,185

	$199,053	$3,664	$(27)	$202,690

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2009
U.S. Government, federal agencies and Government sponsored enterprises	$99,400	$239	$(77)	$99,562
U.S. Government agency mortgage-backed	81,815	1,485	(202)	83,098
Corporate	1,185	—	—	1,185

	$182,400	$1,724	$(279)	$183,845

All mortgage-backed securities are secured by residential properties.

Note 8 – Securities (Continued)

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value

2010
Municipal and other obligations	$37,867	$1,056	$(23)	$38,900

2009
Municipal and other obligations	$30,722	$556	$(3)	$31,275

The amortized cost and fair value of debt securities at September 30, 2010 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$818	$825	$1,686	$1,703
Due after one year through five years	107,022	107,618	17,205	17,716
Due after five years through ten years	—	—	12,396	12,901
Due after ten years	1,185	1,185	6,580	6,580
U.S. Government agency mortgage-backed	90,028	93,062	—	—

	$199,053	$202,690	$37,867	$38,900

At September 30, 2010 and December 31, 2009, securities with a carrying value of $216,698 and $200,882 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2010 and December 31, 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2010
U.S. Gov’t, federal agencies and government sponsored enterprises	$18,393	$(19)	$—	$—	$18,393	$(19)
U.S. Gov’t mortgage-backed	1,404	(8)	—	—	1,404	(8)
Municipal & other obligations	4,353	(23)	—	—	4,353	(23)

Total temporarily impaired	$24,150	$(50)	$—	$—	$24,150	$(50)

December 31, 2009
U.S. Gov’t., federal agencies and government sponsored enterprises	$20,920	$(77)	$—	$—	$20,920	$(77)
U.S Gov’t. mortgage-backed	52,662	(202)	—	—	52,662	(202)
Municipal & other obligations	—	—	852	(3)	852	(3)

Total temporarily impaired	$73,582	$(279)	$852	$(3)	$74,434	$(282)

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

In determining OTTI under the ASC 320 model, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of September 30, 2010, the Bank’s security portfolio consisted of 152 securities, four of which were in an unrealized loss position: this loss position was $50. There was no OTTI of securities at September 30, 2010. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that the Bank will not be required to sell the securities before their anticipated recovery.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using:
	Total September 30 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government- sponsored entities and agencies	$108,443	$—	$108,443	$—
U.S. government agency mortgage backed	93,062	—	93,062	—
Corporate	1,185	—	—	1,185
Derivatives	931	—	931	—

Total	$203,621	$—	$202,436	$1,185

Liabilities
Derivatives	$931	$—	$931	$—

Total	$931	$—	$931	$—

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government- sponsored entities and agencies	$99,562	$—	$99,562	$—
U.S. government agency mortgage backed	83,098	—	83,098	—
Corporate	1,185	—	—	1,185
Derivatives	675	—	675	—

Total	$184,520	$—	$183,335	$1,185

Liabilities
Derivatives	$675	$—	$675	$—

Total	$675	$—	$675	$—

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2010.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2010 for Level 3 assets and liabilities that are still held at September 30, 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at September 30, 2010 Using:
	Total September 30 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	22,504	—	10,635	11,869

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Impaired loans	26,222		11,730	14,496

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a carrying amount of $27,955, with a valuation allowance of $5,451, resulting in a reduction in provision for loan losses of $465 at September 30, 2010 and a carrying amount of $32,142, with a valuation allowance of $5,916, resulting in an additional provision for loan losses of $1,931 at December 31, 2009.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value. Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach. The cost method bases value on the cost to replace the current property. Values using the market comparison approach evaluates the sales price of similar properties in the same market area. The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on a reconciliation of these three approaches. The loans classified as Level 2 had current appraisals, while loans classified as Level 3 had older appraisals and required the use of other unobservable inputs. Other unobservable inputs generally result in a reduction in fair value and relate to management’s judgments about deterioration in the physical or economic aspects of the property or deterioration of market conditions since last appraisal.

The carrying amounts and estimated fair values of financial instruments, at September 30, 2010 and December 31, 2009 are as follows (in thousands):

	September 30, 2010		December 31, 2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$41,280	$41,280	$98,738	$98,738
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	202,690	202,690	183,845	183,845
Held-to-maturity securities	37,867	38,900	30,722	31,275
Loans held for sale	21,903	21,903	6,798	6,798
Loans (net)	1,103,005	1,092,239	1,139,831	1,132,167
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,227	4,227	4,504	4,504
Derivative assets	931	931	675	675

Financial liabilities
Deposits	$(1,271,455)	$(1,275,889)	$(1,343,272)	$(1,344,179)
Short-term borrowings	(36,175)	(36,175)	(21,669)	(21,669)
Notes payable	(44,766)	(40,304)	(44,781)	(37,294)
Accrued interest payable	(3,417)	(3,417)	(3,856)	(3,856)
Standby letters of credit	(244)	(244)	(303)	(303)
Derivative liabilities	(931)	(931)	(675)	(675)

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

Note 10 – Preferred Stock:

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

(iii) the conditions of the securities markets could change, adversely affecting revenues from capital markets businesses, the value or credit quality of the Company’s assets, or the availability and terms of funding necessary to meet the Company’s liquidity needs; (iv) ) the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, such as the U.S. Treasury’s Troubled Asset Relief Program, and the effect of such governmental actions on BKFC, its competitors and counterparties, the financial markets generally and availability of credit specifically, including potentially higher Federal Deposit Insurance Corporation (“FDIC”) premiums arising from increased payments from FDIC insurance funds as a result of depository institution failures; (v) changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder could alter BKFC’s and the Bank’s business environment or affect operations; (vi) the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending; (vii) competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and (viii) acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties. Forward-looking statements speak only as of the date they are made, and BFKC undertakes no obligation to update them in light of new information or future events.

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

OVERVIEW

The results of the third quarter and first nine months of 2010 reflect strong revenue growth and improving credit metrics. The 194% increase in diluted earnings per share for the third quarter of 2010 as compared to the same period in 2009 was the result of a 28% growth in revenue and a 13% reduction in the provisioning for loan losses as compared to the same period in 2009. The reduction in the provision for loan losses was accompanied by lower levels of non performing loans from both the previous year and on a sequential basis from the second quarter of 2010. For the first nine months of 2010, diluted earnings per share increased 25%, with a 24% increase in revenue offsetting a 50% increase in the provision for loan losses. The third quarter of 2010 saw a significant increases in net interest income (19%) and non-interest income (57%) as compared to the third quarter of 2009. The increase in net interest income was the result of both the growth in earning assets and a stronger net interest margin. The increase in non-interest income was aided by strong mortgage banking income. The increase in mortgage banking income was driven by extremely low interest rates, which have prompted a strong demand for home mortgage loan refinancing. Although credit metrics have deteriorated significantly since the beginning of the current economic downturn in 2008, on a sequential basis, the provision for loan losses of $3,500,000 in the third quarter of 2010 was $1,000,000 lower than the provision in the second quarter of 2010, and net charge-offs on a sequential basis decreased by 20%. Contributing to these decreases were lower levels of non-performing loans and lower levels of charge-offs. The third quarter of 2009 also included $594,000 in losses on other real estate owned, of which $462,000 related to one property. These 2009 losses were $484,000 higher than the third quarter of 2010.

Two acquisitions that were completed in the fourth quarter of 2009 had a significant impact on the Company’s balance sheet and income statement as compared to the third quarter of 2009. In the fourth quarter of 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A., located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction added $76 million in deposits and $107 million in loans. The Bank also announced in the fourth quarter that investment professionals from Tapke Asset Management, LLC (“TAM”) joined the Bank.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at September 30, 2010 were $1,510,066,000 as compared to $1,564,998,000 at December 31, 2009, a decrease of $54,932,000 (4%). Loans outstanding decreased $34,816,000 (3%) from $1,154,984,000 at December 31, 2009 to $1,120,168,000 at September 30, 2010. The decrease in cash and cash equivalents of $57,458,000 (58%) was partially offset with in increase in securities of $25,990,000 (12%).

As Table 1 illustrates, contributing to the decrease in the loan portfolio in the third quarter of 2010 was the decrease in construction and land development loans of $51,021,000 (34%) and was partially offset with an increase in commercial real estate loans of $14,962,000 (3%). The decrease in the construction and land development loans and the corresponding increase in commercial real estate loans was the result of a number of loans completing the construction phase of their project, and were moved into permanent financing. Contributing to the overall decrease in loans was the fact that the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic conditions. While management expects continued decreases in new and renewed loan origination, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Deposits decreased $71,817,000 (5%) to $1,271,455,000 at September 30, 2010, compared to $1,343,272,000 at December 31, 2009. The largest decrease in deposits came from interest bearing transaction accounts which decreased $84,296,000, or 23%, from December 31, 2009 and was partially offset with a increase in saving deposits, which increased $13,695,000, or 22%, from December 31, 2009. The decrease in interest bearing transaction accounts was the result of the seasonal decrease in public fund deposits, which decreased approximately $96,000,000, or 32%, from the end of 2009. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the FHLB.

Other changes in the balance sheet included a $2,836,000 (20%) decrease in other liabilities, which included an approximately $3,400,000 final escrow payment on the Integra acquisition at December 31, 2009.

Table- 1 Composition of the Bank’s Loans and Deposits at the Dates Indicated

	September 30, 2010		December 31, 2009
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$489,405	43.7%	$476,089	41.2%

Residential real estate loans	260,449	23.2	267,857	23.2
Commercial loans	224,052	20.0	223,404	19.3
Consumer loans	17,120	1.5	20,750	1.8

Construction and land development loans	107,866	9.6	148,288	12.8
Municipal obligations	22,618	2.0	20,232	1.7

Total loans	$1,121,510	100.0%	$1,156,620	100.0%

Less:
Deferred loan fees	1,342		1,636
Allowance for loan losses	17,163		15,153

Net loans	$1,103,005		$1,139,831

Type of Deposit:
Non interest bearing deposits	210,731	16.6%	$200,069	14.9%
Interest bearing transaction deposits	283,008	22.2	367,304	27.3
Money market deposits	249,740	19.6	259,653	19.3
Savings deposits	74,755	5.9	61,060	4.6
Certificates of deposits	383,717	30.2	389,438	29.0
Individual Retirement accounts	69,504	5.5	65,748	4.9

Total Deposits	$1,271,455	100.0%	$1,343,272	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common stockholders for the nine months ended September 30, 2010 increased from $5,149,000 ($.91 diluted earnings per share) in 2009 to $6,459,000 ($1.14 diluted earnings per share) in 2010, a increase of $1,310,000 (25%). Net income available to common shareholders for the quarter ended September 30, 2010 was $3,013,000 ($.53 diluted earnings per share) as compared to $1,039,000 ($.18 diluted earnings per share) during the same period of 2009, an increase of $1,974,000 (190%). The main reason for the increase in net income from the third quarter of 2009 to 2010 was a $4,226,000 (28%) increase in total revenue, and the $500,000 (13%) decrease in the provision for loan losses which more than offset the $1,727,000 (19%) increase in noninterest expense. The increase in revenue included a $2,175,000 (19%) increase in net interest income and $2,051,000 (57%) increase in non-interest income. Contributing to the increase in noninterest expense was the full quarter effect of both the Integra branch acquisition and the TAM acquisition and higher commissions associated with the increase in mortgage banking income. Contributing to the decrease in the provision for loan losses was lower levels of non-performing loans in the third quarter of 2010 versus the same period in 2009.

NET INTEREST INCOME

Net interest income increased $2,175,000 (19%) in the third quarter of 2010 as compared to the same period in 2009, while the year to date total increased $7,349,000 (23%) from $32,631,000 in 2009 to $39,980,000 in 2010. As illustrated in Table 4, both the volume and rate variances had a positive impact on net interest income in the third quarter of 2010 as compared with the third quarter of 2009. Table 4 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,014,000 and by a positive rate variance by $1,161,000. Contributing to the favorable volume variance was the Integra acquisition that added approximately $107,000,000 in loans and $76,000,000 in deposits. As illustrated in Table 2, average earning assets increased $139,497,000 or 11% from the third quarter of 2009 to the third quarter of 2010, while average interest bearing liabilities only increased $115,567,000 or 11% in the same period. As further illustrated in Table 4, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $1,572,000 which was offset by a $411,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $1,193,000 or 76% of the decrease in interest expense as a result of rate. While BKFC benefited from falling rates in the third quarter of 2010 as compared to the same period in 2009, if rates continue to fall in 2010 the effect on BKFC will be negative, as shown and explained below.

As illustrated in Table 2, the net interest margin of 3.97% for the third quarter of 2010 was 25 basis points greater than the 3.72% net interest margin for the third quarter of 2009. The cost of interest bearing liabilities decreased 60 basis points from 1.67% for the third quarter of 2009 to 1.07% in the third quarter of 2010, while the yield on earning assets only decreased 26 basis points from 5.11% for the third quarter of 2009 to 4.85% in the third quarter of 2010. Table 3 shows that the net interest margin of 3.82% for the first nine months of 2010 was 17 basis points higher than the first nine months of 2009. On a linked quarter basis, the net interest margin increased 16 basis points from the 3.81% net interest margin in the second quarter of 2010. Contributing to the increase in the net interest margin from the second quarter of 2010 was lower levels of short term investments. The average balance in federal funds invested, which yield less than 25 basis points, decreased on average $32,183,000 (58%) from the second quarter to the third quarter of 2010.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2010 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(2.06	) %
Increase 100 bp	(0.91)
Decrease 100 bp	(4.23)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2010 and 2009 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2010			Three Months ended September 30, 2009
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,123,503	$15,497	5.47%	$1,065,031	14,650	5.46%
Securities (2)	234,335	1,384	2.34	161,026	1,327	3.27
Other interest-earning assets	28,232	76	1.07	20,516	73	1.41

Total interest-earning assets	1,386,070	16,957	4.85	1,246,573	16,050	5.11

Non-interest-earning assets	123,751			100,101

Total assets	$1,509,821			$1,346,674

Interest-bearing liabilities:
Transaction accounts	637,835	732	0.46	546,114	944	0.69
Time deposits	446,100	2,049	1.82	421,854	3,075	2.89
Borrowings	67,153	321	1.90	67,553	351	2.06

Total interest-bearing liabilities	1,151,088	3,102	1.07	1,035,521	4,370	1.67

Non-interest-bearing liabilities	213,096			172,547

Total liabilities	1,364,184			1,208,068

Shareholders’ equity	145,637			138,606

Total liabilities and shareholders’ equity	$1,509,821			$1,346,674

Net interest income		$13,855			$11,680

Interest rate spread			3.78%			3.44%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.97%			3.72%

Effect of net free funds (earning assets funded by non interest bearing liabilities)			0.19%			.28%

Average interest-earning assets to interest-bearing liabilities	120.41%			120.38%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.37% and 34.70% tax rate in 2010 and 2009, respectively. The tax equivalent adjustment was $263,000 and $263,000 in 2010 and 2009 respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2010 and 2009 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2010			Nine Months ended September 30, 2009
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
Interest-earning assets:
Loans receivable (1)(2)	$1,138,669	$46,303	5.44%	$1,047,862	$42,992	5.50%
Securities (2)	231,462	4,456	2.57	148,111	3,972	3.60
Other interest-earning assets	55,086	282	.68	30,457	213	0.94

Total interest-earning assets	1,425,217	51,041	4.77	1,226,430	47,177	5.14

Non-interest-earning assets	124,499			98,069

Total assets	$1,549,716			$1,324,499

Interest-bearing liabilities:
Transaction accounts	678,509	2,328	0.46	547,619	2,856	0.70
Time deposits	451,607	7,059	2.09	409,725	9,730	3.18
Borrowings	66,877	913	1.83	66,729	1,211	2.43

Total interest-bearing liabilities	1,196,993	10,300	1.15	1,024,073	13,797	1.81

Non-interest-bearing liabilities	210,045			168,680

Total liabilities	1,407,038			1,192,753

Shareholders’ equity	142,678			131,746

Total liabilities and shareholders’ equity	$1,549,716			$1,324,499

Net interest income		$40,741			$33,380

Interest rate spread			3.62%			3.33%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.82%			3.65%

Effect of Net Free Funds (earning assets funded by non interest bearing liabilities)			0.20%			.32%

Average interest-earning assets to interest-bearing liabilities	119.07%			119.76%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.37% and 34.70% tax rate in 2010 and 2009, respectively. The tax equivalent adjustment was $761,000 and $749,000, in 2010 and 2009 respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30,2010 Compared to Three months ended September 30, 2009			Nine months ended September 30, 2010 Compared to Nine months ended September 30, 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$800	$47	$847	$3,708	$(397)	$3,311

Securities	495	(438)	57	1,823	(1,339)	484
Other interest-earning assets(1)	23	(20)	3	138	(69)	69

Total interest-earning assets	1,318	(411)	907	5,669	(1,805)	3,864

Interest expense attributable to:
Transactions accounts	140	(352)	(212)	589	(1,117)	(528)
Time deposits	167	(1,193)	(1,026)	921	(3,592)	(2,671)
Borrowings	(3)	(27)	(30)	3	(301)	(298)

Total interest-bearing liabilities	304	(1,572)	(1,268)	1,513	(5,010)	(3,497)

Increase (decrease) in net interest income	$1,014	$1,161	$2,175	$4,156	$3,205	$7,361

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

Like many other financial institutions, the Bank has been significantly affected by the national economic downturn that began over two years ago. While the Bank has experienced an increase in defaults and foreclosures in this economic period, the levels of such activity has been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Management believes that with the continuing economic uncertainty, high unemployment rates and depressed real estate values, the resulting pressure on earnings will remain above historical levels. This will include continuing higher than historic levels of charge offs in the loan portfolio, and as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions will lead to lower earnings and slower capital growth. Management also believes that the current economic conditions will lead to lower demand for loans within all loan types, specifically, real estate related requests.

As discussed above, the provision for loan losses reflected the current deep economic downturn facing the country and the region. Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, on a sequential basis there are signs of improvement which have allowed provision expense to decrease from its previous levels.

On a sequential basis, the provision for loan losses of $3,500,000 in the third quarter of 2010 was $1,000,000 lower than the provision recorder in the first and second quarters of 2010, and the net charge-offs percentage decreased from 1.41% and 1.26% in the first and second quarters of 2010 to 1.02% in the third quarter of 2010. Also, the percentage of non-performing loans to total loans decreased from 1.99% at June 30, 2010 to 1.69% at September 30, 2010, and total classified loans decreased 8% from $135,049,000 on June 30, 2010 to $123,596,000 at September 30, 2010.

The provision for loan losses was $3,500,000 for the third quarter of 2010, compared to $4,000,000 for the same period in 2009. The decrease of $500,000 (13%) reflected a decrease in the level of non-performing loans in 2010 and on a sequential basis a decrease in net charge-offs from the first two quarters of 2010. For the for the third quarter of 2010, net charge-offs were $2,868,000 or 1.02% of average loan balances compared to 2009 figures of $2,038,000 or .76% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $18,975,000 (1.69% of loans outstanding) at September 30, 2010, compared to $25,397,000 (2.29% of loans outstanding) at September 30, 2009. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

The aggregate amounts of the Bank’s classified assets at September 30, 2010 and December 31, 2009 were as follows:

	9/30/10	12/31/09
	(Dollars in thousands)
Special mention	$29,175	$52,177
Substandard	94,370	101,582
Doubtful	51	252

Total classified assets	$123,596	$154,011

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $20,367,000 at September 30, 2010 versus $26,412,000 at September 30, 2009. This represents 1.35% of total assets at September 30, 2010 compared to 1.91% at September 30, 2009.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $3,901,000 at September 30, 2010 versus $0 at September 30, 2009. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The increase in the ALL was directionally consistent in 2010 with the change in the credit metrics and the current economic conditions since September 30, 2009. The ALL increased 25% from $13,778,000 at September 30, 2009 to $17,163,000 at September 30, 2010, which increased the allowance for loan losses as a percentage of total loans from 1.24% at September 30, 2009, to 1.53% at September 30, 2010. Removing the loans purchased from Integra, the ALL would be approximately 1.69% of loans. The loans from Integra were purchased at a discount of .98%, and current accounting does not allow this discount to be added to the ALL. The amount of the allowance allocated to impaired loans at the end of the third quarter of 2010 was $5,451,000, which was down 17% from the $6,566,000 at September 30, 2009. The impairment process is described in the critical accounting policies section of this report. Contributing to both the increase in charge-offs in 2010 and the increase in the allowance for loan losses was the significant decrease in real estate values experienced in the current economic recession. Management believes the current level of the allowance for loan losses is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the third quarter of 2009 to 2010. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes these economic strains will continue through 2010 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables’ set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2010	2009	2010	2009

Balance of allowance at beginning of period	$16,531	$11,816	$15,153	$9,910
Adjustment related to business combination
Recoveries of loans previously charged off:
Commercial loans	110	124	157	153
Consumer loans	134	82	338	234
Mortgage loans	1	—	4	—

Total recoveries	245	206	499	387

Loans charged off:
Commercial loans	(2,764)	(1,860)	(8,879)	(3,664)
Consumer loans	(286)	(356)	(1,757)	(916)
Mortgage loans	(63)	(28)	(353)	(264)

Total charge-offs	(3,113)	(2,244)	(10,989)	(4,844)

Net charge-offs	(2,868)	(2,038)	(10,490)	(4,457)
Provision for loan losses	3,500	4,000	12,500	8,325
Balance of allowance at end of period	$17,163	$13,778	$17,163	$13,778

Net charge-offs to average loans outstanding for period	1.02%	.76%	1.23%	.57%

Allowance at end of period to loans at end of period	1.53%	1.24%	1.53%	1.24%

Allowance to nonperforming loans at end of period	90.45%	54.25%	90.45%	54.25%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	September 30, 2010	December 31, 2009

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$8,604	$8,588
Residential real estate	3,517	5,113
Construction	4,552	7,302
Commercial	2,082	2,712
Consumer and other	13	111

Total	18,768	23,826

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$2	$220
Residential real estate	156	758
Construction	—	682
Commercial	—	34
Consumer and other loans	49	42

Total	207	1,736

Total non-performing loans	$18,975	$25,562

Non-performing loans as a Percentage of total loans	1.69%	2.21%
Accruing Restructured loans	$3,901	$3,568
Other real estate owned	$1,392	$1,381

NON-INTEREST INCOME

Table 7-Major Components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2010	2009	2010	2009

Service charges and fees	$2,589	$2,444	$7,478	$6,748
Net securities gains	—	—	—	263
Mortgage banking income	1,041	223	1,700	1,227
Trust fee income	620	288	1,772	789
Bankcard transaction revenue	727	579	2,149	1,621
Company owned life insurance earnings	241	227	709	686
Gain/(loss) on other real estate owned	(110)	(594)	61	(542)
Other	519	409	1,303	1,108

Total non-interest income	$5,627	$3,576	$15,172	$11,900

As illustrated in Table 7, total non-interest income increased $3,272,000 (28%) for the first nine months of 2010 from $11,900,000 at September 30, 2009 to $15,172,000 at September 30, 2010. For the third quarter of 2010 non-interest income increased $2,051,000 (57%) to $5,627,000 compared to $3,576,000 for the same period in 2009. Increases for the first nine months ended September 30, 2010 included service charges and fees (up $730,000, or 11%), trust fee income (up $983,000, or 125%), bankcard transaction revenue (up $528,000, or 33%), mortgage banking income (up $473,000, or39%) and lower losses on other real estate owned (down $603,000) and was partially offset with lower net securities gains (down $263,000, or 100%). Highlighting the increase in non-interest income in the third quarter of 2010 was mortgage banking income (up $818,000, or 367%) and losses on other real estate owned (down $484,000, or 81%).

The increase in mortgage banking income in the third quarter of 2010 was driven by extremely low interest rates, which have prompted a strong demand for home mortgage loan refinancing. The third quarter of 2009 included a loss of $462,000 on one piece of other real estate owned property. Contributing to the increase in service charges and bankcard transaction revenue was the addition of the Integra branches customer base. The increase in the trust fee income reflects the TAM acquisition.

NON-INTEREST EXPENSE

Table 8-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2010	2009	2010	2009

Salaries and benefits	$5,110	$4,006	$14,439	$12,053
Occupancy and equipment	1,195	1,158	3,832	3,564
Data processing	442	392	1,346	1,171
Advertising	338	276	900	744
Electronic banking	442	252	1,346	753
Outside servicing fees	257	355	1,183	1,108
State bank taxes	492	456	1,489	1,364
Other real estate owned and loan collection	376	176	1,003	513
Amortization of intangible assets	357	258	1,116	837
FDIC insurance	504	429	1,676	1,855
Other	1,212	1,240	3,324	3,469

Total non-interest expense	$10,725	$8,998	$31,654	$27,431

As illustrated in Table 8 above, non-interest expense increased to $31,654,000 in the first nine months of 2010 and to $10,725,000 for the third quarter of 2010 from $27,431,000 and $8,998,000 in the same periods of 2009, an increase of $4,223,000 (15%) and $1,727,000 (19%), respectively. The first nine months of 2010 included the effect of both the Integra and TAM acquisitions. The largest increase in non-interest expense was in salaries and benefits expense, which increased $2,386,000 (20%) in the first nine months of 2010 compared to the same period in 2009, contributing to this increase was the added staff from both the Integra and TAM acquisitions. The next largest increase in non-interest expense was other real estate owned and loan collection expense, which increased $490,000 (96%) in the first nine months of 2010 compared to the same period in 2009, as a result of the legal and collection costs associated with the higher charge offs and nonperforming assets in the first nine months of 2010 as compared to the first nine months of 2009. Contributing to the $179,000 (10%) decrease in FDIC insurance was special assessment charged to all FDIC insured institutions in 2009. The FDIC special assessment and higher assessment have been imposed to increase the Deposit Insurance Fund’s reserve ratio, which has been impacted by an increased number of bank failures. The salaries and benefits in the third quarter of 2010 included an increase of $250,000 (319%) in commissions as compared to the same period in 2009. These added commissions were associated with the increase in mortgage banking income.

INCOME TAX EXPENSE

During the first nine months of 2010, income tax expense increased $657,000 (28%) from $2,343,000 in the first nine months of 2009 to $3,000,000 in the same period of 2010 as a result of higher earnings. For the third quarter of 2010, income tax expense increased $1,016,000 (226%) from $450,000 in the third quarter of 2009 to $1,466,000 in the same period of 2010 as a result of higher earnings. The effective tax rate increased to 27.28% for the first nine months of 2010 compared to 26.70% for the same period in 2009. For the third quarter of 2010 the effective tax rate increased to 29.36% compared to 22.56% for the same period of 2009. Contributing to the changes in the effective tax rates was the percentage of tax free income as compared to taxable income.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $57,458,000, from $98,738,000 at December 31, 2009 to $41,280,000 at September 30, 2010.

The Company’s total shareholders’ equity increased $5,230,000 from $141,133,000 at December 31, 2009 to $146,363,000 at September 30, 2010. In the first nine months of 2010, the Company paid a cash dividend of $.56 per share totaling $3,173,000 to common shareholders and $1,275,000 to preferred shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders, and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2010, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $35,216,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a “well capitalized” bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At September 30, 2010, the Bank’s leverage and total risk-based capital ratios were 8.83% and 12.67% respectively, which exceed the well-capitalized thresholds.

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

RECENT LEGISLATIVE DEVELOPMENTS

In response to the current national and international economic recession, and in an effort to stabilize and strengthen the financial markets and banking industries, the United States Congress and governmental agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, executive compensation, lending limits, and changes among the bank regulatory agencies.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than the Company or the Bank. Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Act is signed into law. Among many other legislative changes that the Company will assess, the Company will experience a new assessment model from the FDIC based on assets, not deposits, and be subject to enhanced executive compensation and corporate governance requirements. Because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on the Company. However, as rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings.

Various legislation affecting financial institutions and the financial industry will likely continue to be introduced in Congress, and such legislation may further change banking statutes and the operating environment of the Company in substantial and unpredictable ways, and could increase or decrease the cost of doing business, limit or expand permissible activities or affect the competitive balance depending upon whether any of this potential legislation will be enacted, and if enacted, the effect that it or any implementing regulations, would have on the financial condition or results of operations of the Company or any of its subsidiaries.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2010, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Company no longer maintains a share repurchase program and did not repurchase any shares during the first three quarters of 2010.

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

The Bank of Kentucky Financial Corporation

Date:	November 5, 2010	/s/ Robert W. Zapp
Robert W. Zapp President and Chief Executive Officer (principal executive officer)

Date:	November 5, 2010	/s/ Martin J. Gerrety
Martin J. Gerrety Treasurer and Assistant Secretary (principal financial officer)