Form 10-K
period 2010-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2011-03-11
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the Fiscal Year Ended December 31, 2010

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

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐    Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2010 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $87,267,000.

At March 11, 2011, there were 7,432,295 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement of the registrant filed, or to be filed, with the Securities and Exchange Commission are incorporated by reference into Part III of this Form 10-K.

PART I

Item 1.	Business

General

The Bank of Kentucky Financial Corporation (“BKFC”) is a bank holding company that was incorporated as a Kentucky corporation in 1993 and engaged in no business activities until 1995, when BKFC acquired all of the issued and outstanding shares of common stock of The Bank of Kentucky, Inc. (the “Bank”), a bank incorporated under the laws of the Commonwealth of Kentucky (formerly named The Bank of Boone County, Inc.), and Burnett Federal Savings Bank (“Burnett”), a federal savings bank that was later merged into the Bank. BKFC, through the Bank, is engaged in the banking business in Kentucky.

Formed in 1990, the Bank provides financial services and other financial solutions through 31 offices located in northern Kentucky, which includes Boone, Kenton and Campbell counties and parts of Grant and Gallatin counties in northern Kentucky and also greater Cincinnati, Ohio. The principal products produced and services rendered by the Bank are as follows:

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

The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured with or by real estate. Loans secured with real estate are further broken down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2010 are:

•

Residential real estate loans - $261 million or 24% of loans. These loans are secured by residential properties, where the repayment comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.

•

Commercial real estate loans - $356 million or 32% of loans. This loan type includes non owner-occupied commercial real estate loans and construction and land development loans. These loans are made to borrowers where the primary source of repayment is derived from the cash flows generated by the real estate collateral. These loans are secured by property such as apartment complexes, retail centers, and land which is being developed and sold.

•

Owner-occupied commercial real estate loans - $234 million or 21% of loans. These are loans secured by real estate where the operating business is the source of repayment. These properties serving as collateral are characterized as industrial, warehouse or office.

BKFC’s senior management monitors and evaluates financial performance on a company-wide basis. All of BKFC’s financial service operations are similar, and considered by management to be aggregated into one reportable operating segment for purposes of generally accepted accounting principles, although certain management responsibilities are assigned by business line. Accordingly, all of BKFC’s operations are aggregated in one reportable operating segment in this Annual Report on Form 10-K (this “Annual Report”). Revenue, net income and total assets for the years ended December 31, 2010, 2009 and 2008 are presented below:

	For the year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Revenue:
Net Interest Income	$53,409	$44,793	$40,662
Non-interest Income	20,714	16,616	14,768

Total Revenue	74,123	61,409	55,430

Net Income available to common shareholders	$9,425	$6,968	$11,341

Total Assets	$1,664,884	$1,564,998	$1,255,382

As described in more detail in this Annual Report, the recent economic recession and ongoing economic recovery have had a substantial effect on the operations of BKFC and the Bank. In an effort to stabilize and strengthen the financial markets and the banking industry, the United States Congress and various federal agencies have taken a number of significant actions over the past several years, including the passage of legislation and the implementation of a number of programs. The most recent of these actions was the passage into law, on July 21, 2010, of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”). See below under “Regulation and Supervision” for further discussion of the Dodd-Frank Act.

BKFC and the Bank participated in two government programs enacted in response to the recession. First, in October 2008 the Bank participated in the transaction account guarantee component of the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”), whereby the FDIC will temporarily guarantee all depositor funds in qualifying noninterest-bearing transaction accounts. Second, in February 2009 BKFC participated in the Troubled Asset Relief Program (“TARP”)—Capital Purchase Program (“CPP”) sponsored by the United States Department of the Treasury (the “Treasury Department”), in order to enhance BKFC’s liquidity and capital position. BKFC received $34.0 million under the CPP in exchange for issuing 34,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant (the “Warrant”) to purchase approximately 274,784 shares of BKFC common stock (“Common Stock”). The Treasury Department’s authority to make new investments under the CPP expired in October 2010. On December 22, 2010, BKFC effected the repurchase of one-half of the outstanding $34 million of Series A Preferred Stock held by the Treasury Department. Neither BKFC nor the Bank have participated in any of the other wide-ranging programs that were instituted by the federal government in response to the economic recession. For a discussion of the impact of the current economic conditions on the financial condition and results of operations of BKFC and its subsidiaries, as well as a discussion of how curtailment or ending any such programs would effect BKFC and/or the Bank, see below under “The Current Economic Environment”, as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

As a bank incorporated under the laws of the Commonwealth of Kentucky, the Bank is subject to regulation, supervision and examination by the Department of Financial Institutions of the Commonwealth of Kentucky (the “Department”) and the FDIC. The Bank is also a member of the Federal Home Loan Bank of Cincinnati (the “FHLB”).

Acquisition Activities

On June 14, 2000, BKFC consummated the acquisition of the Fort Thomas Financial Corporation (“FTFC”) and its wholly owned subsidiary, the Fort Thomas Savings Bank (“FTSB”). FTFC was merged with and into BKFC and FTSB was merged with and into the Bank. Upon consummation of this acquisition, 865,592 shares of Common Stock were issued for substantially all of the outstanding shares of FTFC. The combination was accounted for as a pooling of interests and the historical financial position and results of operations of the two companies have been combined for financial reporting purposes.

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

On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction also included the deposits of two additional branches in northern Kentucky where the banking offices were excluded. This transaction added $76 million in deposits and $51 million in loans. The deposits were purchased at a premium of 6.50%, while the loans were purchased at an approximate 1% discount. The acquisition included a core deposit intangible asset of $1.579 million and goodwill of $5.31 million. In a separate transaction, the Bank also bought an additional $49 million in loans from Integra Bank in the third quarter and $7 million in the fourth quarter of 2009 at an approximate 1% discount. None of these purchased loans had shown evidence of credit deterioration since origination

On December 31, 2009, the Bank completed the purchase of Tapke Asset Management, LLC (“TAM”). TAM was an independent investment advisory firm, headquartered in Fort Wright, Kentucky, and one of northern Kentucky’s largest independent investment advisory firms. As a result of this transaction, the Bank’s client assets increased to over $650 million at December 31, 2009. TAM was purchased for $3 million, consisting of $2 million in cash and $1 million in Common Stock, with an additional $500,000 in contingent consideration payable in three years based on revenue retention, which had a fair value of $395,000. The acquisition included a customer relationship intangible of $1,525,000, a non-compete agreement intangible of $320,000, a trade name intangible of $165,000 and goodwill of $1,370,000.

The Current Economic Environment

During 2010, there have been signs that the national economy is recovering; however, the recovery remains fragile and is still threatened by weak labor markets, continued issues with asset quality in the residential and commercial mortgage markets, household and business uncertainty and tight credit conditions. The effects of the financial crisis and recession are expected to persist for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Although the Bank has experienced an increase in defaults and foreclosures during 2009 and 2010, such levels have been significantly less than other regions of the United States. This is due, in part, to the fact that the Bank’s markets in northern Kentucky and Cincinnati, Ohio have not experienced as dramatic a reduction in real estate values from previous years as compared to markets like Florida and California.

As a result of management concerns over the current economic environment, individual lending authorities remain at reduced levels and the loan committee structure established in 2009 remains in place, which added the Bank’s Chief Executive Officer to the Bank’s loan committee to further scrutinize credit decisions. Additionally, the Bank previously established a problem asset workout group in 2009. This group’s primary task is to reduce risk by accelerating the exit from troubled credits. The problem asset workout group does this employing a number of strategies. In addition, this group provides advice and support for the Bank’s lending professionals with respect to those relationships that are showing signs of stress, but have not elevated to the point of transfer to workout. In addition to these monitoring and management processes, BKFC also conducts quarterly reviews and evaluations of all criticized loans. These comprehensive reviews, which pre-date the current economic recession, include the formulation of action plans and updates on recent developments on all criticized loans. Proactive management of problem loans is a high priority of the Bank’s senior management.

BKFC has not experienced the stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, as residential real estate loans represent a small portion of the Bank’s overall loan portfolio. The Bank has not created or marketed any sub-prime loan products to its customers and does not service mortgages on behalf of other institutions. The Bank follows a strategy of selling a majority of its originated residential loans in the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on residential real estate loans the Bank seeks to portfolio. For the year ended December 31, 2010, the Bank’s residential real estate loan production was $166.3 million. Of this, sold loans totaled $148.1 million, while portfolio and construction loans totaled $7.4 million and $10.8 million, respectively. Residential real estate charge-offs in this portfolio in 2010 and 2009 were .91% and .58% respectively. Delinquencies have been moderate, and non-accruals were at $3.45 million as of December 31, 2010 versus $112.7 million outstanding (amortizing portfolio loan balances) or 3.06%. The foregoing measures are a reflection of the Bank’s underwriting and collection practices. The Bank also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

The economic recession and current recovery has also affected the operations of BKFC and the Bank. During the fourth quarter of 2008 and first quarter of 2009, BKFC and the Bank each participated in two government programs, which had the effect of enabling it to enhance liquidity and to augment its strong capital position and otherwise facilitate its response to the economic crisis. First, in October 2008 the Bank participated in the transaction account guarantee component of the FDIC’s TLGP program. Second, in February 2009 BKFC participated in the CPP Program, receiving $34,000,000, of which only $17,000,000 remains outstanding, in exchange for issuing 34,000 shares of Series A Preferred Stock and a Warrant to purchase approximately 274,784 shares of Common Stock. Neither BKFC nor the Bank actively participate in any of the other federal government programs that have been instituted in response to the current economic recession.

BKFC has not been adversely affected by the expiration of the Treasury Department’s authority to make new investments under the CPP, given that the Series A Preferred Stock and related Warrant issued to the Treasury Department are perpetual instruments which will remain outstanding until BKFC elects to repurchase the remaining outstanding amount. Until such time as the Series A Preferred Stock and the related Warrant are repurchased in full, BKFC will remain subject to the terms and conditions of those instruments, which, among other things, requires BKFC to obtain regulatory approval to pay dividends on Common Stock in excess of $0.28 per share (on a semi-annual basis) and, with some exceptions, to repurchase shares of Common Stock. Further, participation in the CPP subjects BKFC and the Bank to increased regulatory and legislative oversight, including with respect to executive compensation. Any new oversight, legal requirements and implementing standards under the CPP may have unforeseen or unintended adverse effects on BKFC’s results of operations and business condition.

Management believes BKFC has been responsive to its obligations to the Federal government to expand the flow of credit to U.S. consumers and businesses. In particular, by purchasing U.S. government agency mortgage-backed securities (“MBS”) following the Treasury Department’s investment of $34.0 million in BKFC’s Series A Preferred Stock, BKFC provided incremental liquidity to that market. The Bank increased its holdings of U.S. government MBS from $13.8 million at December 31, 2007 to $43.9 million, $83.1 million and $99.3 million at December 31, 2008, 2009 and 2010, respectively.

For additional discussion of the impact of the current economic recession on the financial condition and results of operations of BKFC and its subsidiaries, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Available Information

BKFC maintains an internet website at the following internet address: http://www.bankofky.com. BKFC makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to the Securities and Exchange Commission (“SEC”). Materials that BKFC files with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s website, www.sec.gov. BKFC will provide a copy of any of the foregoing documents to shareholders free of charge upon request.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$482,173	43.5%	$476,089	41.2%	$428,859	41.7%	$387,234	40.7%	$359,943	44.2%
Residential real estate loans	260,625	23.5	267,857	23.2	239,729	23.3	215,915	22.7	181,534	22.3
Commercial loans	216,660	19.6	223,404	19.3	175,188	17.1	182,431	19.2	151,213	18.6
Consumer loans	16,546	1.5	20,750	1.8	17,693	1.7	20,601	2.2	19,260	2.3
Construction and land development loans	107,611	9.8	148,288	12.8	150,754	14.7	134,807	14.2	95,812	11.8
Municipal obligations	23,573	2.1	20,232	1.7	14,983	1.5	9,354	1.0	6,970	0.8

Total loans	$1,107,188	100.0%	$1,156,620	100.0%	$1,027,206	100.0%	$950,342	100.0%	$814,732	100.0%

Less:
Deferred loan fees	1,179		1,636		649		628		631
Allowance for loan losses	17,368		15,153		9,910		8,505		6,918

Net loans	$1,088,641		$1,139,831		$1,016,647		$941,209		$807,183

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2010, regarding the dollar amount of certain loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2010:

	Due within one year	Due after 1 year to 5 years	Due after 5 years	Total
	(Dollars in thousands)
Commercial loans	$132,967	$81,506	$2,187	$216,660
Construction and land development loans	107,611	—	—	107,611

Total	$240,578	$81,506	$2,187	$324,271

Interest sensitivity:
With fixed rates		$30,177	$392
With variable rates		51,329	1,795

Total		$81,506	$2,187

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans generally have terms to maturity of between 10 and 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one-, three- or five-years based upon the interest rates of the applicable one-, three- or five- year U.S. Treasury security then offered.

The Bank limits the amount of each loan in relationship to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the “LTV”) on nonresidential real estate loans made by the Bank is 80%, subject to certain exceptions.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy, for example, or due to any other reason, the borrower’s ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower. In addition, the Bank generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property’s valuation.

At December 31, 2010, the Bank had a total of $482 million invested in nonresidential real estate loans, the vast majority of which were secured by property located in the northern Kentucky metropolitan area. Owner-occupied nonresidential real estate was $234 million of the total nonresidential real estate loans. Total nonresidential real estate loans comprised approximately 44% of the Bank’s total loans at such date, $6.38 million of which were non-performing.

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

While in a rising rate environment the delinquencies and foreclosure rates associated with rate resets on residential real estate loans would increase, this risk is somewhat mitigated by the 2% period cap and the 6% lifetime cap on the typical loan in the Bank’s residential real estate portfolio. Furthermore, the aggregate amount of residential real estate loans held by the Bank does not represent a significant portion of the Bank’s overall loan portfolio. Accordingly, the risks associated with a material increase in delinquencies and foreclosures resulting upon the occurrence of any rate reset are minimal.

BKFC does not have higher risk loans such as subprime loans, “alt A” loans, no or little documentation loans, interest-only or option adjustable rate mortgage products in its portfolio. The majority of the Bank’s residential portfolio would be considered conforming loans in accordance with standards of governmental agencies.

The Bank requires private mortgage insurance for the amount of any such loan with an LTV in excess of 90%.

The aggregate amount of the Bank’s residential real estate loans equaled approximately $261 million at December 31, 2010, and represented 24% of total loans at such date. At December 31, 2010, the Bank had $4.47 million of non-performing loans of this type.

Loans Held for Sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2010, these loans totaled $15.3 million.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout northern Kentucky and the metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. Commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2010, the Bank had $217 million, or 20% of total loans, invested in commercial loans, $4.75 million of which were non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by rapidly depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2010, the Bank had $17 million, or 2% of total loans, invested in consumer loans, $134,000 of which were non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developing properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more difficult to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more difficult to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is relatively difficult to evaluate accurately the LTVs and the total loan funds required to complete a project. In the event a default on a construction or land development loan occurs and foreclosure follows, the Bank must take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2010, a total of $108 million, or approximately 10% of the Bank’s total loans, consisted of construction and land development loans, $5.3 million of which were non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed, by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2010, the Bank had $24 million, or 2.1% of total loans, invested in municipal obligation loans, none of which were non-performing.

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

Loans that are 90 days past due are not considered well secured and in the process of collection shall be placed on non-accrual status. Under-collateralized loans that are 90 days past due in which the Bank does not expect to be repaid by the borrower’s or guarantor’s financial wherewithal after an extensive collection effort, shall be reviewed for full or partial charge-off. The amount charged-off will be charged against the loan loss allowance.

The Bank utilizes a risk-rating system to quantify loan quality. The system assigns a risk rating from one to eight for each loan. Classified commercial loans are those with risk ratings of seven or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s exposure. Losses or partial losses will be taken when they are recognized.

The Bank’s risk rating system was developed in a manner that is consistent with the regulatory guidance. Problem assets are classified as “special mention” (risk rating 6), “substandard” (risk rating 7), “substandard non-accrual” (risk rating 8), or “doubtful” (risk rating 9). “Substandard” assets have one or more defined weaknesses and are characterized by the distinct possibility that the insured institution will sustain some loss if the deficiencies are not corrected. “Doubtful” assets have the same weaknesses as “substandard” assets, with the additional characteristics that (i) the weaknesses make collection or liquidation in full on the basis of currently existing facts, conditions and values questionable and (ii) there is a high possibility of loss. The regulations also contain a “special mention” or also known as “criticized assets” category, consisting of assets which do not currently expose an institution to a sufficient degree of risk to warrant classification but which possess credit deficiencies or potential weaknesses deserving management’s close attention.

The aggregate amounts of the Bank’s classified assets at December 31, 2010 and 2009 were as follows:

	12/31/10	12/31/09
	(Dollars in thousands)
Special mention (risk rating 6)	$25,374	$52,177
Substandard (risk rating 7 & 8)	84,030	101,582
Doubtful (risk rating 9)	8	252

Total classified assets	$109,412	$154,011

The following table reflects the amount of loans that are in delinquent status of 30 to 89 days as of December 31, 2010 and 2009. Loans that are delinquent 90 days or more or are in non-accrual status are detailed below.

	12/31/10	12/31/09
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$8,073	$7,472
60 to 89 days	3,741	5,602

Total delinquent loans	$11,814	$13,074

Ratio of total delinquent loans 30 to 89 days to total loans	1.09%	1.15%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced (i) to the fair value of the collateral securing the loan, or (ii) to the present value of expected future cash flows, or (iii) to the market price of the loan based upon readily available information for that type of loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2010, the Bank had designated $26 million as impaired loans, and a portion of these loans were included in the non-accrual and 90 days past due and accruing troubled debt restructurings totals below. Management evaluates for impairment all loans selected for specific review during the quarterly allowance analysis. Generally, that analysis will not address smaller balance consumer credits.

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Nonresidential real estate	$6,311	$8,588	$2,401	$1,391	$318
Residential real estate	4,208	5,113	2,325	1,731	1,630
Construction	5,329	7,302	2,778	2,281	601
Commercial	4,749	2,712	588	851	356
Consumer and other	51	111	119	135	—

Total	20,648	23,826	8,211	6,389	2,905

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$68	$220	$86	$297	$271
Residential real estate	263	758	812	1,739	799
Construction	0	682	0	205	—
Commercial	0	34	291	360	959
Consumer and other loans	83	42	161	57	39

Total	414	1,736	1,350	$2,658	2,068

Total non-performing loans	$21,062	$25,562	$9,561	$9,047	$4,973

Percentage of total loans	1.90%	2.21%	0.93%	0.95%	0.61%

Other non-performing assets(2)	$795	$1,381	$712	$4,117	$2,981

Accruing Trouble Debt Restructurings (“TDR”s)(3)	$6,135	$3,568	$575	$—	$—

(1)	A loan is generally placed on non-accrual status if: (1) it becomes 90 days or more past due (120 days past due for installment loans), or (2) for which payment in full of both principal and interest can not be reasonably expected. Payments received on a non-accrual loan are applied to principal, until qualifying for return to accrual method.

(2)	Consists of real estate acquired through foreclosure, which is carried at fair value less estimated selling expenses.

(3)	Consists of accruing TDR loans to borrowers experiencing financial difficulties where the Bank made certain concessionary modifications to the loan’s contractual terms such as interest rate reductions, principal forgiveness and other actions intended to minimize or eliminate the economic loss and to avoid foreclosure or repossession of collateral. TDRs accrue interest as long as the borrower complies with the modified terms.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2010, the Bank’s allowance for loan losses totaled $17.4 million.

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

The analysis of the allowance for loan losses includes the allocation of specific amounts of the allowance to individual problem loans, generally based on an analysis of the collateral securing those loans. Portions of the allowance are also allocated to loans based on their risk rating with the higher the risk rating, the higher the allowance allocated to that loan. These components are added together and compared to the balance of our allowance at the evaluation date. A high and low range of the allowance is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality.

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)
Loan type:
Commercial	$3,440	$3,001	$1,963	$1,683	$1,370
Residential Real Estate	2,431	2,121	1,387	1,191	968
Non Residential Real Estate	8,126	7,090	4,637	3,980	3,237
Construction	3,150	2,748	1,797	1,543	1,255
Consumer	166	145	95	81	66
Municipal Obligations	55	48	31	27	22

Total allowance for loan losses	$17,368	$15,153	$9,910	$8,505	$6,918

The Bank increased its allowance for loan losses from $15.2 million at December 31, 2009, to $17.4 million at December 31, 2010. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2010		2009		2008
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
Municipal and other obligations	$39,778	$40,262	$30,722	$31,275	$33,725	$33,416

Total held-to-maturity securities	$39,778	$40,262	$30,722	$31,275	$33,725	$33,416

Available-for-sale securities:
U.S.Treasury	$—	$—	$—	$—	$—	$—
U.S. Government, Federal Agency and Government Sponsored Enterprises	145,536	145,067	99,400	99,562	40,044	40,425
U.S. Government Mortgage-Backed	97,429	99,256	81,815	83,098	42,632	43,817
Corporate obligations	1,125	1,125	1,185	1,185	1,245	1,245

Total available-for-sale securities	$244,090	$245,448	$182,400	$183,845	$83,921	$85,487

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2010 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	$2,431	3.21%	$16,045	3.44%	$21,302	4.23%	—	0.00%	$39,778	3.85%
Available-for-sale:
Corporate obligations	—	0.00%	—	0.00%	—	0.00%	1,125	0.59%	1,125	0.59%
U.S. Government, Federal Agency and Government Sponsored Enterprises	41,459	.91%	95,171	1.44%	8,906	2.65%	—	0.00%	145,536	1.37%
U.S. Government Mortgage-Backed	14,461	4.20%	39,532	4.21%	43,436	4.56%	—	0.00%	97,429	4.36%

(1)	Yield stated on a tax-equivalent basis using a 35% effective rate.

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2010, the Bank had $23.4 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank did not have brokered deposits as of December 31, 2010.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2010:

Maturity	At December 31, 2010
(In thousands)
Three months or less	$39,318
Over 3 months to 6 months	32,319
Over 6 months to 12 months	37,343
Over 12 months	29,433

Total	$138,413

The following table presents the average daily deposits for the years ended December 31, 2010, 2009 and 2008, and the average rates paid on those deposits are summarized in the following table:

	At December 31,
	2010		2009		2008
	Average Balance	Average Rate paid	Average Balance	Average Rate paid	Average Balance	Average Rate paid
	(Dollars in thousands)
Demand deposits	$208,017	0.00%	$162,728	0.00%	$144,022	0.00%
Savings and transaction accounts:
Savings	338,915	0.51%	287,673	0.92%	284,369	1.93%
Interest bearing checking	340,682	0.38%	280,462	0.46%	232,933	1.61%
Time deposits:
Deposits of $100,000 or more	149,814	1.93%	151,374	2.96%	124,461	4.23%
Other time deposits	300,898	2.05%	264,805	3.03%	245,556	4.28%

Total deposits	$1,338,326	0.90%	$1,147,042	1.43%	$1,031,341	2.43%

Short-Term Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2010, 2009 and 2008, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2010	2009	2008
	(Dollars in thousands)
Maximum balance at any month-end during the period	$36,175	$46,220	$68,454
Average balance	22,532	22,506	29,616
Weighted average interest rate	0.60%	0.98%	1.63%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2010	2009	2008
Short-term borrowings outstanding	$23,419	$21,669	$28,153
Weighted average interest rate	0.53%	0.81%	1.49%

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

In recognition of the foregoing factors, the management and the Board of Directors of the Bank have implemented an asset and liability management strategy directed toward maintaining a reasonable degree of interest rate sensitivity. The principal elements of such strategy include: (i) meeting the consumer preference for fixed-rate loans by establishing a correspondent lending program that has enabled the Bank to originate and sell fixed-rate mortgage loans; (ii) maintaining relatively short weighted-average terms to maturity in the securities portfolio as a hedge against rising interest rates; (iii) emphasizing the origination and retention of adjustable-rate loans; and (iv) utilizing longer term certificates of deposit as funding sources when available. Management and the Board of Directors monitor the Bank’s exposure to interest rate risk on a monthly basis to ensure the interest rate risk is maintained within an acceptable range. For more information on the Bank’s interest rate risk see the “Asset/Liability Management and Market Risk” section of “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”.

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2010, which are scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or re-pricing of the Bank’s liabilities exceed the contractual terms to maturity or re-pricing of the Bank’s earning assets in a twelve-month period by $190 million. While this table based on contractual terms shows a negative “gap,” the Bank’s interest rate model which incorporates assumptions based on historical behavior shows a negative “gap” of $37.8 million. The difference is a result of the Bank’s interest rate model assumption that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than re-pricing immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have re-priced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

	Within 3 months	4 - 12 months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$132,249	$—	$—	$—	$132,249
Interest bearing deposits with banks	100	—	—	—	100
Securities	27,122	37,532	152,079	73,452	290,185
Loans receivable (1)	509,949	197,533	404,591	12,351	1,124,424

Total interest-earning assets	669,420	235,065	556,670	85,803	1,546,958

Interest-bearing liabilities:
Savings deposits	75,769	—	—	—	75,769
Money market deposit accounts	250,120	—	—	—	250,120
NOW accounts	393,071	—	—	—	393,071
Certificates of deposit	78,551	188,869	106,854	—	374,274
IRAs	13,720	33,184	21,182	—	68,086
Federal funds purchased	—	—	—	—	—
Repurchase agreements	23,419	—	—	—	23,419
Other borrowings	—	—	—	—	—
Notes payable	38,000	—	10,000	761	48,761

Total interest-bearing liabilities	872,650	222,053	138,036	761	1,233,500

Interest-earning assets less interest-bearing liabilities	$(203,230)	$13,012	$418,634	$85,042	$313,458

Cumulative interest-rate sensitivity gap	$(203,230)	$(190,218)	$228,416	$313,458

Cumulative interest-rate gap as a percentage of total interest earning assets	(13.14)%	(12.30)%	14.77%	20.26%

(1)	Excludes the allowance for loan losses, in process accounts and purchase accounting adjustments.

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

Some of the institutions which compete with the Bank are among the largest financial institutions in the United States. Any actual intervention or assistance to these competitors made by the U.S. federal government, as well as the perception that such assistance would be forthcoming if needed, could have the effect of eroding any competitive advantages of the Bank in the markets in which it operates. Within the northern Kentucky and greater Cincinnati, Ohio markets, the Bank competes with approximately seven financial institutions with over $50 billion in total assets, as well as numerous state chartered banking institutions of comparable or larger size and resources and smaller community banking organizations. The Bank also has numerous local, regional and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, financial service operations of major retailers, investment brokerage and financial advisory firms and mutual fund companies. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Currently, the Bank does not face meaningful competition from international banks in its market, although that could change in the future.

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

Due to the Bank’s size relative to the many other financial institutions in its market, management believes that the Bank does not have a substantial share of the deposit and loan markets. The table below presents FDIC deposit data regarding the Bank’s deposit market share. The June 2010 data set forth below is the most current data available from the FDIC at this time and represents those counties in which the Bank has reported market share for deposits.

Bank Deposit Market Share

($ in thousands)

Market (1)	June 2010 Deposits	Deposit Market Share
Boone County Kentucky	$439,915	21.73%
Campbell County Kentucky	170,510	13.07%
Gallatin County Kentucky	28,358	65.07%
Grant County Kentucky	61,581	22.16%
Kenton County Kentucky	601,404	27.42%

(1)	Source: FDIC

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

Employees

As of December 31, 2010, the Bank had 298 full-time employees and 72 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about BKFC. Federal and state regulation of banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), rather than for the protection of shareholders and creditors. A change in statutes, regulations or policies could have a material impact on the business of BKFC and its subsidiaries, including changes resulting from the recently enacted Dodd-Frank Act that was signed into law by the President on July 21, 2010, as described in more detail below. BKFC and its subsidiaries may also be affected by future legislation that can change banking statutes in substantial and unexpected ways and by the actions of the Board of Governors of the Federal Reserve System (the “FRB”) as it attempts to control the money supply and credit availability in order to influence the economy.

Regulation of BKFC. BKFC is a bank holding company subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (“BHCA”). As a bank holding company, BKFC is required to file periodic reports with, and is subject to the regulation, supervision and examination by, the FRB. Such examination by the FRB determines whether BKFC is operating in accordance with various regulatory requirements and in a safe and sound manner. The FRB may initiate enforcement proceedings against BKFC for violations of laws or regulations or for engaging in unsafe and unsound practices, particularly if such conduct could or does adversely impact the Bank. BKFC is also subject to the disclosure and regulatory requirements of the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, as administered by the SEC.

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

It is the policy of the FRB that a bank holding company be ready and able to use its resources to provide capital to its subsidiary banks during periods of financial stress or adversity. The FRB could require BKFC to provide such support at times when BKFC lacks the resources to do so. See “Regulatory Capital Requirements” and “Dividend Restrictions” regarding minimum capital levels to which BKFC is subject and regulatory limits on BKFC’s ability to pay dividends to shareholders. As a bank holding company, BKFC must notify the FRB if, during any one-year period, it seeks to redeem shares of stock in an amount such that total redemptions during the year, net of sales of shares, would be greater than 10% of BKFC’s net worth.

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

The Bank is subject to the guidance on sound risk management practices for concentrations in commercial real estate lending set forth by the Office of the Comptroller of the Currency, the FRB and the FDIC. The guidance is intended to help ensure that institutions pursuing a significant commercial real estate lending strategy remain healthy and profitable while continuing to serve the credit needs of their communities. Also, this guidance directs institutions in developing risk management practices and levels of capital that are commensurate with the level and nature of their commercial real estate concentrations.

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2010, the maximum the Bank could lend to any one borrower generally equaled $23 million and equaled $34 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

Generally, the Bank’s permissible activities and investments are prescribed by Kentucky law. However, state-chartered banks, including the Bank, may not, directly or through a subsidiary, engage in activities or make any investments as principal not permitted for a national bank, a bank holding company or a subsidiary of a nonmember bank, unless they obtain FDIC approval.

The Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. Although many provisions remain subject to further rulemaking, the Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks and bank holding companies such as BKFC by, among other things:

•

centralizing responsibility for consumer financial protection by creating a new independent agency, the Consumer Financial Protection Bureau, with responsibility for implementing, enforcing and examining for compliance with federal consumer financial laws;

•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•

requiring the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•	changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	implementing corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•

making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and providing unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions; and

•

repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts starting July 2011.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than BKFC or the Bank. Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Act is signed into law. Among many other legislative changes that BKFC will assess, BKFC will experience a new assessment model from the FDIC based on assets, not deposits, and be subject to enhanced executive compensation and corporate governance requirements. Because most aspects of this legislation will be subject to intensive agency rulemaking and subsequent public comment prior to implementation over the next six to 18 months, it is difficult to predict at this time the ultimate effect of the Dodd-Frank Act on BKFC or the Bank.

Emergency Economic Stabilization Act of 2008. The Emergency Economic Stabilization Act of 2008 (the “EESA”) was enacted on October 3, 2008. The EESA authorized the Secretary of the Treasury Department (the “Secretary”) to purchase or guarantee up to $700 billion in troubled assets from financial institutions under TARP. Pursuant to authority granted under the EESA, the Secretary created the TARP CPP under which the Treasury Department was authorized to invest up to $250 billion in senior preferred stock of U.S. banks and savings associations or their holding companies. The Treasury Department’s authority to make new investments under the CPP expired in October 2010.

Institutions participating in the TARP or CPP are required to issue warrants for common or preferred stock or senior debt to the Secretary. If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial officer or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), described below.

CPP Participation. On February 13, 2009, BKFC issued 34,000 shares of Series A Preferred Stock for a total price of $34 million pursuant to a Letter Agreement with the Treasury Department (the “Purchase Agreement”). On December 22, 2010, BKFC repurchased $17 million of the outstanding $34 million of Series A Preferred Stock held by the Treasury Department. Accordingly, BKFC remains subject to the restrictions applicable to CPP participants until such time as BKFC completes the repurchase of the remaining $17 million of Series A Preferred Stock held by the Treasury Department. The Series A Preferred Stock is to pay cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Series A Preferred Stock is generally non-voting, but does have the right to vote as a class on the issuance of any preferred stock ranking senior, any change in its terms or any merger, exchange or similar transaction that would adversely affect its rights. The holder(s) of Series A Preferred Stock also have the right to elect two directors if dividends have not been paid for six periods.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received the Warrant to purchase 274,784 shares of Common Stock at an initial per share exercise price of $18.56. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the full redemption by BKFC of the Series A Preferred Stock.

Both the Series A Preferred Stock and the Warrant will be accounted for as components of Tier 1 capital, as further described below.

Prior to February 13, 2012, unless BKFC has fully redeemed the Series A Preferred Stock or the Treasury Department has transferred the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for BKFC to (1) declare or pay any dividend or make any distribution on its Common Stock (other than regular semiannual cash dividends of not more than $0.28 per share of Common Stock) or (2) redeem, purchase or acquire any shares of its Common Stock or other equity or capital securities, other than in connection with benefit plans consistent with past practice and certain other circumstances specified in the Purchase Agreement with the Treasury Department.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health, and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients, including BKFC, until the institution has redeemed the preferred stock, which TARP recipients are now permitted to do under the ARRA without regard to the three year holding period and without the need to raise new capital, subject to approval of its primary federal regulator. The executive compensation restrictions under the ARRA (described below) are more stringent than those in effect under the CPP, but it is yet unclear how these executive compensation standards will relate to the similar standards recently announced by the Treasury Department, or whether the standards will be considered effective immediately or only after implementing regulations are issued by the Treasury Department.

The ARRA amends Section 111 of the EESA to require the Secretary to adopt additional standards with respect to executive compensation and corporate governance for TARP recipients (including BKFC). The standards required to be established by the Secretary include, in part, (1) prohibitions on making golden parachute payments to senior executive officers and the next 5 most highly-compensated employees during such time as any obligation arising from financial assistance provided under the TARP remains outstanding (the “Restricted Period”), (2) prohibitions on paying or accruing bonuses or other incentive awards for certain senior executive officers and employees, except for awards of long-term restricted stock with a value equal to no greater than 1/3 of the subject employee’s annual compensation that do not fully vest during the Restricted Period or unless such compensation is pursuant to a valid written employment contract prior to February 11, 2009, (3) requirements that TARP CPP participants provide for the recovery of any bonus or incentive compensation paid to the 20 most highly-compensated employees based on statements of earnings, revenues, gains or other criteria later found to be materially inaccurate, with the Secretary having authority to negotiate for reimbursement, and (4) a review by the Secretary of all bonuses and other compensation paid by TARP participants to senior executive employees and the next 20 most highly-compensated employees before the date of enactment of the ARRA to determine whether such payments were inconsistent with the purposes of the ARRA.

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. On June 15, 2009, the Secretary promulgated regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA. For more information on BKFC’s obligations under the EESA, ARRA and TARP, see the “Capital Purchase Program” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulatory Capital Requirements. The FRB has adopted risk-based capital guidelines for bank holding companies. Such companies must maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required total capital of 8% must be composed of Tier 1 Capital, which consists of common shareholders’ equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Risk-Based Ratio”). The remainder of total capital may consist of subordinated and qualifying convertible debt, other preferred stock and a limited amount of loan and lease loss allowances.

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

As part of the Dodd-Frank Act, provisions were added that require federal banking agencies to develop capital requirements that address systemically risky activities. The effect of these capital rules are such that trust preferred securities issued by a company, such as BKFC, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital. The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below. The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction. The Act requires these new capital regulations to be adopted by the FRB in final form 18 months after the date of enactment of the Dodd-Frank Act.

In addition, in 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in on January 1, 2019, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” The Tier 1 common equity and Tier 1 capital ratio requirements will be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity (for example, for mortgage servicing assets, deferred tax assets and investments in unconsolidated financial institutions) will be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer will be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other fully loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States. If the foregoing revised capital standards are adopted in their current form, BKFC estimates these standards would have a negligible impact on BKFC’s ability to comply with the revised regulatory capital ratios based on BKFC’s current understanding of the revisions to capital qualification.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2010:

	At December 31, 2010
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$147,361	11.02%	$143,833	10.77%
Requirement	53,465	4.00	53,421	4.00

Excess	$93,896	7.02%	$90,412	6.77%

Total risk-based	$184,077	13.77%	$180,545	13.52%
Requirement	106,930	8.00	106,842	8.00

Excess	$77,147	5.77%	$73,703	5.52%

Leverage ratio	$147,361	9.41%	$143,833	9.22%
Requirement	62,669	4.00	62,404	4.00

Excess	$84,692	5.41%	$81,429	5.22%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action. The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances. At year-end 2010, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution’s category.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a Total Risk-Based Ratio of 10% or greater, a Tier 1 Risk-Based Ratio of 6% or greater, and a Leverage Ratio of 5% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Ratio of 8% or greater, a Tier 1 Risk-Based Ratio of 4% or greater and generally a Leverage Ratio of 4% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Ratio of less than 8%, a Tier 1 Risk-Based Ratio of less than 4%, or generally a Leverage Ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Ratio of less than 6%, a Tier 1 Risk-Based Ratio of less than 3%, or a Leverage Ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. The Bank’s capital levels at December 31, 2010 met the standards for the highest level, a “well-capitalized” institution.

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

As part of the CPP, any increase in BKFC’s dividend level from the September 2008 semi-annual payment of $.28 per share must be approved by the Treasury Department.

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

In 2010, BKFC paid a cash dividend of $0.56 per share totaling approximately $3.17 million on common stock and cash dividends on the Series A Preferred Stock of $1.79 million.

FDIC Deposit Insurance and Assessments. The FDIC is an independent federal agency that insures deposits, up to prescribed statutory limits, of federally insured banks and thrifts and safeguards the safety and soundness of the banking and thrift industries. The Bank’s deposits are insured by the DIF. The DIF is the successor to the Bank Insurance Fund and the Savings Association Insurance Fund, which were merged in 2006. The FDIC amended its risk-based assessment system to implement authority granted by the Federal Deposit Insurance Reform Act of 2005. Under the revised system, insured institutions are assigned to one of four risk categories based on supervisory evaluations, regulatory capital levels and certain other factors. An institution’s assessment rate depends upon the category to which it is assigned. Risk Category I, which contains the least risky depository institutions, is expected to include 90% of all institutions. Unlike the other categories, Risk Category I contains further risk differentiation based on the FDIC’s analysis of financial ratios, examination component ratings and other information.

In October 2008, the basic limit on federal deposit insurance coverage of interest bearing transaction accounts increased from $100,000 to $250,000 per depositor under the EESA. In November 2008, the FDIC offered a voluntary expanded insurance program to depository institutions, which provides, without charge to depositors, full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount. The Bank participates in this program. The FDIC maintains the DIF by assessing to each depository institution an insurance premium. The amount of FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by a company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, unsecured debt, and debt issuer ratings.

On September 29, 2009 the FDIC adopted an Amended Restoration Plan to allow the DIF to return to a reserve ratio of 1.15% within eight years, as mandated by statute. As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until December 31, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $4.21 million and $6.69 million on December 31, 2009 and December 31, 2010, respectively.

On November 9, 2010, the FDIC issued a Final Rule implementing section 343 of the Dodd-Frank Act that provides for unlimited insurance coverage of certain non-interest bearing accounts. Beginning December 31, 2010, through December 31, 2012, all non-interest bearing transaction accounts are fully insured, regardless of the balance of the account, at all FDIC-insured institutions. The unlimited insurance coverage is available to all depositors, including consumers, businesses, and government entities. This unlimited insurance coverage is separate from, and in addition to, the insurance coverage provided to a depositor’s other deposit accounts held at an FDIC-insured institution up to the permissible limit of $250,000.

The DIF assessment rate currently ranges from 12 to 45 cents per $100 of domestic deposits. The Dodd-Frank Act requires changes to a number of components of the FDIC insurance assessment, with an implementation date of April 1, 2011. The changes amend the current methodology used to determine the assessments paid by institutions with assets greater than $10 billion, including changing the assessment base from deposits to total average assets less Tier 1 capital. Additionally, the FDIC has developed a scorecard approach to determine a separate assessment rate for each institution with assets greater than $10 billion.

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

FRB Reserve Requirements. FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $58.8 million of such accounts (subject to an exemption of up to $10.7 million), and of 10% of net transaction accounts in excess of $58.8 million. At December 31, 2010, the Bank was in compliance with this reserve requirement, which was $8,122,000.

Acquisitions of Control. Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consists of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4,959,000 at December 31, 2010 and 2009. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

Kentucky Taxation

BKFC. Kentucky corporations, such as BKFC, are subject to the Kentucky corporation income tax and the Kentucky corporation license (franchise) tax. The income tax is imposed based on the following rates: 4% of the first $50,000 of taxable net income allocated or apportioned to Kentucky; 5% of the next $50,000; and 6% of taxable net income over $100,000. All dividend income received by a corporation is excluded for purposes of arriving at taxable net income.

Domestic corporations are subject to state and local ad valorem taxes on tangible personal property and real property that is not otherwise exempt from taxation. The rates of taxation for tangible personal property vary depending on the character of the property. The state rate of taxation on real property equals $0.122 per $100 of value as of January 1 each year. Thus, BKFC is subject to ad valorem taxation on its taxable tangible personal property and real property.

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

The Kentucky property tax extends to bank deposits (the “Deposits Tax”). The tax is levied at a rate of 0.00001% of the amount of the deposits. It is the responsibility of the bank, not the depositor, to report and pay the Deposits Tax.

State banks are subject to state and local ad valorem taxes on tangible personal property and real property that is not otherwise exempt from taxation. The rates of taxation for tangible personal property vary depending on the character of the property. The state rate of taxation on real property equals $0.122 per $100 of value as of January 1 each year.

The Bank, as a financial institution, is exempt from both the corporate income and license taxes.

Item 1A.	Risk Factors

An investment in the Common Stock of BKFC is subject to certain risks inherent in the business of BKFC and the Bank. The material risks and uncertainties that management believes affect BKFC and the Bank are described below. Before making an investment decision, you should carefully consider the risks and uncertainties described below, together with all of the other information included or incorporated by reference into this Annual Report. The risks and uncertainties described below are not the only ones facing BKFC or the Bank. Additional risks and uncertainties that management is not aware of or focused on or that management currently deems immaterial may also impair the business operations of BKFC or the Bank. This Annual Report is qualified in its entirety by these risk factors.

If any of the following risks occur, or if any combination of the following risks occur, the financial condition and results of operations of BKFC or the Bank could be materially and adversely affected. If this were to happen, the value of Common Stock could decline significantly.

References to “we,” “us,” and “our” in this “Risk Factors” section refer to BKFC and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

Our business depends upon the general economic conditions of the northern Kentucky and greater Cincinnati, Ohio area, and may continue to be adversely affected by downturns in the local economies in which we operate.

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

A significant portion of our loans are secured by real estate and concentrated in the northern Kentucky and greater Cincinnati area, which may adversely affect our earnings and capital if real estate values decline.

Nearly 80% of our total loans are real estate interests (residential, nonresidential including both owner occupied and investment real estate, and construction and land development) concentrated in the northern Kentucky area and neighboring areas in greater Cincinnati, Ohio, a small geographic area. As a result, declining real estate values in the northern Kentucky and greater Cincinnati, Ohio markets as a result of the ongoing national economic recession could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

We are subject to intense competition in our market area, and our business will be adversely affected if we are unable to compete effectively.

BKFC and the Bank compete with national financial institutions, as well as numerous state chartered banking institutions of comparable or larger size and resources, smaller community banking organizations and a variety of nonbank competitors. The Bank competes for deposits with other commercial banks, savings associations and credit unions and with the issuers of commercial paper and other securities, such as shares in money market mutual funds. In making loans, the Bank competes with other banks, savings associations, consumer finance companies, credit unions, leasing companies and other lenders. Many of the institutions against whom we compete are national and regional banks that are significantly larger than us and, therefore, have significantly greater resources and the ability to achieve economies of scale by offering a broader range of products and services at more competitive prices than we can offer. We expect competition to increase in the future as a result of legislative, regulatory and technological changes and the continuing trend of consolidation in the financial services industry.

Our ability to compete successfully and to maintain and grow our profitability depends upon a number of factors, including: the ability to develop, maintain and build upon long-term customer relationships based on top-quality service, high ethical standards and safe, sound assets; the ability to continue to expand BKFC’s market position through organic growth and strategic acquisitions; the scope, relevance and pricing of products and services offered to meet customer needs and demands; the rate at which BKFC introduces new products and services relative to our competitors; and industry and general economic trends. Failure to perform in any of these areas could significantly weaken our competitive position, which could adversely impact our financial condition and results of operations.

Our nonresidential real estate loans expose us to greater risks of nonpayment and loss than residential mortgage loans, which may cause us to increase our allowance for loan losses which would reduce our net income.

At December 31, 2010, $482 million, or 44%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

We may require access to the capital and credit markets to conduct our business operations, and the unprecedented levels of volatility that have impacted such capital and credit markets could impair our access to the same.

From 2008 through 2010, the capital and credit markets have experienced extended volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BKFC’s ability to access capital could be materially impaired. BKFC’s inability to access the capital markets could constrain our ability to make new loans, to meet our existing lending commitments and, ultimately, jeopardize our overall liquidity and capitalization.

In response to financial conditions affecting the banking system and financial markets and the potential threats to the solvency of investment banks and other financial institutions, the U.S. government has taken unprecedented actions. These actions include the government assisted acquisition of Bear Stearns by JPMorgan Chase, the federal conservatorship of Fannie Mae and Freddie Mac, and the plan of the Treasury Department to inject capital and to purchase mortgage loans and mortgage-backed and other securities from financial institutions for the purpose of stabilizing the financial markets or particular financial institutions. Investors should not assume that these governmental actions will necessarily benefit the financial markets in general, or BKFC in particular. BKFC could also be adversely impacted if one or more of its direct competitors are beneficiaries of selective governmental interventions (such as FDIC-assisted transactions) and BKFC does not receive comparable assistance. Further, investors should not assume that the government will continue to intervene in the financial markets at all. Investors should be aware that governmental intervention (or the lack thereof) could materially and adversely affect BKFC’s business, financial condition and results of operations.

Further decline in general economic conditions could require further additions to our allowance for loan losses, which would reduce our net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans. Current economic conditions and their impact upon the northern Kentucky and greater Cincinnati, Ohio markets where our business is concentrated have caused us to continue to increase our allowance for loan losses during 2010. If current economic trends decline, we may experience higher than normal delinquencies and credit losses, resulting in further increases to our provisions for loan losses in the future and reduced net income.

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

Management has identified certain accounting policies as being critical because they require management’s judgment to ascertain the valuations of assets, liabilities, commitments and contingencies. A variety of factors could affect the ultimate value that is obtained either when earning income, recognizing an expense, recovering an asset, valuing an asset or liability or reducing a liability. We have established detailed policies and control procedures that are intended to ensure that these critical accounting estimates and judgments are well controlled and applied consistently. In addition, these policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. Because of the uncertainty surrounding our judgments and the estimates pertaining to these matters, actual outcomes may be materially different from amounts previously estimated. For example, because of the inherent uncertainty of estimates, management cannot provide any assurance that the Bank will not significantly increase its allowance for loan losses if actual losses are more than the amount reserved. Any increase in its allowance for loan losses or loan charge-offs could have a material adverse effect on our financial condition and results of operations. In addition, we cannot guarantee that we will not be required to adjust accounting policies or restate prior financial statements. See “Allowance for Loan Losses” under “Item 1. Business” and “Critical Accounting Policies” under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” for additional discussion regarding these critical accounting policies.

Further, from time to time, the Financial Accounting Standards Board and SEC change the financial accounting and reporting standards that govern the preparation of our financial statements. The ongoing economic recession has resulted in increased scrutiny of accounting standards by legislators and our regulators, particularly as they relate to fair value accounting principles. In addition, ongoing efforts to achieve convergence between GAAP and International Financial Reporting Standards may result in changes to GAAP. These changes can be hard to predict and can materially impact how we record and report our financial condition and results of operations. In some cases, we could be required to apply a new or revised standard retroactively, resulting in our restating prior period financial statements or otherwise adversely affecting our financial condition or results of operations.

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

•

Re-pricing frequencies and maturity profiles for assets and liabilities may occur at different times. For example, in a falling rate environment, if assets re-price faster than liabilities, there will be an initial decline in earnings. Moreover, if assets and liabilities re-price at the same time, they may not be by the same increment. For instance, if the Federal Funds Rate increased 50 basis points, rates on demand deposits may rise by 10 basis points; whereas rates on prime-based loans will instantly rise 50 basis points.

Financial instruments do not respond in a parallel fashion to rising or falling interest rates. This causes asymmetry in the magnitude of changes to net interest income, net economic value and investment income resulting from the hypothetical increases and decreases in interest rates. Therefore, BKFC’s management monitors interest rate risk and adjusts BKFC’s funding strategies to mitigate adverse effects of interest rate shifts on BKFC’s balance sheet. The Bank’s asset and liability management strategies designed to maintain a reasonable degree of interest rate sensitivity are more fully described in “Asset/Liability Management” under “Item 1. Business” and “Asset/Liability Management and Market Risk” under “Item 7A. Quantitative and Qualitative Disclosure about Market Risk”.

Legislative and regulatory actions taken now or in the future may significantly affect BKFC’s financial condition, results of operation, liquidity or stock price.

There have been numerous actions undertaken in Congress, the Treasury Department, the FRB, the FDIC, the SEC and others in an effort to address the recent liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown, which began in late 2007. These measures include the TARP CPP (under which the Treasury Department’s authority to make new investments expired on October 3, 2010); homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions is to help stabilize the U.S. banking system. However, the EESA, the ARRA and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to BKFC.

The most recent of these actions was the passage into law on July 21, 2010 of the Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry, addressing, among other things, systemic risk, capital adequacy, deposit insurance assessments, consumer financial protection, interchange fees, derivatives, lending limits, and changes among the bank regulatory agencies. Many of these provisions are subject to further study, rulemaking and to the discretion of regulatory bodies.

While many of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than BKFC or the Bank, there are provisions with which we will have to comply now that the Dodd-Frank Act has become law. For instance, we will be subject to a new assessment model from the FDIC based on assets, not deposits, and be subject to enhanced executive compensation and corporate governance requirements. Under the Dodd-Frank Act, our ability to count trust preferred securities in our Tier 1 regulatory capital also will be constrained. Because most aspects of this legislation will be subject to intensive agency rulemaking, including public comment periods prior to implementation over the next six to 18 months and beyond, it is difficult to predict at this time the complete extent of the effects that the Dodd-Frank Act will have on us. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings. Furthermore, any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to us.

Failure to meet any of the various capital adequacy guidelines which we are subject to could adversely affect our operations and could compromise the status of BKFC as a bank holding company.

BKFC and the Bank are required to meet certain regulatory capital adequacy guidelines and other regulatory requirements imposed by the FRB, the FDIC and the Department. If BKFC or the Bank fails to meet these minimum capital guidelines and other regulatory requirements, our financial condition and results of operations would be materially and adversely affected and could compromise the status of BKFC as a banking holding company. See “Regulatory Capital Requirements” under “Item 1. Business” for detailed capital guidelines for bank holding companies and banks.

Non-compliance with applicable laws and/or regulations, including the Bank Secrecy Act and USA Patriot Act, may adversely affect BKFC’s operations and financial results and could result in significant fines or sanctions.

Federal and state regulators have the ability to impose substantial sanctions, restrictions and requirements on the Bank if they determine, upon examination or otherwise, that we have violated laws or regulations with which we must comply, or that weaknesses or failures exist with respect to general standards of safety and soundness. Such enforcement may be formal or informal and can include, among other things, orders to take certain actions or to refrain from certain actions. The imposition of regulatory sanctions may have adverse effects on BKFC, including a material impact on its financial condition. In addition, compliance with any such action could distract management’s attention from operations, cause significant expenses, restrict BKFC from engaging in potentially profitable activities, and limit BKFC’s ability to raise capital.

The USA Patriot and Bank Secrecy Acts require financial institutions to develop programs to prevent the institutions from being used for money laundering and terrorist activities. If certain activities are detected, financial institutions are obligated to file suspicious activity reports with the Treasury Department’s Financial Crimes Enforcement Network. These rules also require financial institutions to establish procedures for identifying and verifying the identity of customers seeking to open new financial accounts or conduct transactions, and require the filing of certain reports, such as those for cash transactions above a certain threshold. Financial institutions must also refrain from transacting business with certain countries or persons designated by the Office of Foreign Assets Control.

Non-compliance with laws and regulations such as these could result in significant fines or sanctions. These particular laws and regulations have significant implications for all financial institutions, establish new crimes and penalties, and require the federal banking agencies, in reviewing merger and acquisition transactions, to consider the effectiveness of the parties to such transactions in combating money laundering and terrorist activities. Even inadvertent non-compliance and technical failure to follow the regulations may result in significant fines or other penalties, which could have a material adverse impact on BKFC’s business, financial condition, results of operations or liquidity.

The Bank could be held responsible for environmental liabilities relating to properties acquired through foreclosure, resulting in significant financial loss.

In the event the Bank forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants, or their sources may be discovered on properties during its ownership or after a sale to a third party. BKFC cannot assure you that the Bank would not incur full recourse liability for the entire cost of any removal and cleanup on an acquired property, that the cost of removal and cleanup would not exceed the value of the property, or that the Bank could recover any of the costs from any third party. Losses arising from environmental liabilities could have a material adverse impact on BKFC’s business, financial condition, results of operations, or liquidity.

BKFC is subject to liquidity risk, which could disrupt our ability to meet our financial obligations.

Liquidity refers to the ability of BKFC to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. The Bank also has $245 million of securities designated as available-for-sale that can serve as sources of funds. In addition, in February 2009 BKFC issued $34 million of Series A Preferred Stock to the Treasury

Department as part of the CPP, of which only $17 million remains outstanding after giving effect to the December 22, 2010 repayment, resulting in additional cash available to support the Bank’s capital position.

While management is satisfied that BKFC’s liquidity is sufficient at December 31, 2010 to meet known and potential obligations, any significant restriction or disruption of BKFC’s ability to obtain funding from these or other sources could have a negative effect on BKFC’s ability to satisfy its current and future financial obligations, which could materially affect BKFC’s financial condition.

BKFC is a bank holding company, and its sources of funds are limited.

BKFC is a bank holding company and its operations are primarily conducted by the Bank, which is subject to significant federal and state regulation. Cash available to pay dividends to shareholders of BKFC is derived primarily from dividends paid by the Bank. As a result, BKFC’s ability to receive dividends or loans from its subsidiaries is restricted. Under federal law, the payment of dividends by the Bank is subject to capital adequacy requirements. The FRB and/or the FDIC prohibit a dividend payment by BKFC or the Bank that would constitute an unsafe or unsound practice. See “Dividend Restrictions” under “Item 1. Business”.

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

Our Common Stock price can be volatile.

Our Common Stock price can fluctuate widely in response to a variety of factors, making it more difficult for you to resell your Common Stock at prices you find attractive and at the time you want. Factors include actual or anticipated variations in our quarterly operating results; changes in recommendations or projections by securities analysts; operating and stock price performance of other companies deemed to be peers; news reports and perception in the marketplace regarding BKFC, our competitors and/or the financial services industry as a whole; results of litigation; significant acquisitions or business combinations involving BKFC or our competitors; and other factors, including those described in this “Risk Factors” section. For example, the existence of the Warrant issued to the Treasury Department to purchase up to 274,784 shares of Common Stock at an exercise price of $18.56 per share and the potential for dilution or actual dilution the Warrant may cause, as described in detail below, may create volatility in the market price of BKFC’s Common Stock.

In addition, our Common Stock also has a low average daily trading volume, which limits a person’s ability to quickly accumulate or quickly divest themselves of large blocks of our Common Stock. Further, a low average trading volume can lead to significant price swings even when a relatively small number of shares are being traded.

Recent or future acquisitions by BKFC may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated and may result in unforeseen integration difficulties.

BKFC regularly explores opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. In 2007, we acquired FNB Bancorporation. In 2009, we acquired certain banking offices and assumed certain deposit liabilities of Integra Bank, as well as adding the investment professionals of TAM to the Bank’s trust department. Difficulty in integrating an acquired business or company such as those described above or other businesses we acquire in the future may cause BKFC not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits. The integration could result in higher than expected customer deposit attrition (run-off), loss of key employees, disruption of BKFC’s business or the business of the acquired company, or otherwise adversely affect BKFC’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

Some provisions contained in BKFC’s articles of incorporation and bylaws and under Kentucky law could deter a takeover attempt or delay changes in control or management of BKFC.

Certain provisions of BKFC’s articles of incorporation and bylaws may make it more difficult to acquire control of BKFC by means of a tender offer, open market purchase, proxy fight or otherwise. For example, the articles require the affirmative vote of a majority of the outstanding voting power of BKFC or, if the Board of Directors recommends against the approval of certain matters, by the holders of at least 75% of the voting power to, among other things, adopt (i) an amendment to the articles or bylaws, (ii) an agreement of merger or consolidation, (iii) a proposed combination or majority share acquisition involving the issuance of shares of BKFC and requiring shareholder approval, and (iv) a proposal to sell, exchange, transfer or otherwise dispose of all, or substantially all, of BKFC’s assets.

Additionally, certain provisions of the Kentucky Business Corporation Act that apply to BKFC limit the ability of certain shareholders to engage in business combinations with the company in which they own shares.

Such provisions of the articles, bylaws and Kentucky law may have the effect of deterring takeovers or delaying changes in control or management of BKFC.

The Treasury Department’s investment in BKFC imposes restrictions and obligations limiting BKFC’s ability to increase dividends, repurchase Common Stock or preferred stock and access the equity capital markets.

Unless BKFC has redeemed all of the Series A Preferred Stock issued to the Treasury Department as part of the CPP, or unless the Treasury Department has transferred all of the Series A Preferred Stock to a third party, the consent of the Treasury Department will be required for BKFC to, among other things, increase Common Stock dividends or effect repurchases of Common Stock (with certain exceptions). BKFC has also granted registration rights to the Treasury Department pursuant to which BKFC has agreed to lock-up periods prior to and following the effective date of an underwritten offering of the Series A Preferred Stock, the Warrant or the underlying Common Stock held by the Treasury Department, during such time when BKFC would be unable to issue equity securities.

The Treasury Department’s investment in BKFC may dilute earnings, encumber earnings to pay preferred dividends and require BKFC to accrue the related discount through earnings.

Full exercise of the Warrant issued to the Treasury Department as part of the CPP will dilute BKFC’s common shareholders by approximately 3.70%, based upon the approximately 7,432,295 shares of BKFC’s Common Stock issued and outstanding as of March 1, 2010. Should the market value of BKFC’s Common Stock increase above the exercise price of $18.56 per common share prior to the exercise of the Warrant, accounting rules will require additional shares to be included in the fully diluted share count, and will effectively reduce reported diluted earnings per share to common shareholders. If the Warrant is exercised, dividends would become payable with respect to the newly issued shares. Likewise, in a scenario in which BKFC’s management might prefer to repurchase the Warrant, if the market price of the Common Stock is significantly above the exercise price of the Warrant, the value of the Warrant would rise with the market price of the Common Stock. In such a scenario, a higher amount of cash would be needed to repurchase the Warrant, reducing capital surplus. Furthermore, a scenario involving early redemption of the Series A Preferred Stock issued to the Treasury Department will require the acceleration of the associated discount through earnings available for common shareholders. If not redeemed by February 15, 2014, the annual dividend payments on the Series A Preferred Stock will increase from 5.00% per annum to 9.00% per annum. If BKFC is unable to redeem the Series A Preferred Stock at or prior to February 15, 2014, then this higher dividend rate may be financially unattractive to BKFC relative to the cost of capital under the market conditions prevailing after that date.

In addition, BKFC is required by accounting rules to accrete the deemed discount on the Series A Preferred Stock issued to the Treasury Department through earnings available to common shareholders. The remaining discount will accrete through February 15, 2012 at an amount of approximately $183,000 annually, reducing earnings available to common shareholders. If the Series A Preferred Stock is redeemed early by BKFC, accretion of the remaining discount will be accelerated through earnings available to common shareholders at that time.

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

On November 12, 2009, the FDIC adopted regulations that require insured depository institutions to prepay on December 30, 2009 their estimated assessments for the fourth calendar quarter of 2009, and for all of 2010, 2011 and 2012. The new regulations base the assessment rate for the fourth calendar quarter of 2009 and for 2010 on each institution’s total base assessment rate for the third quarter of 2009, modified to assume that the assessment rate in effect on September 30, 2009 had been in effect for the entire third quarter, and the assessment rate for 2011 and 2012 on the modified third quarter assessment base, adjusted quarterly for an estimated 5% annual growth rate in the assessment base through the end of 2012. Under the prepaid assessment rule, we were required to make a payment of approximately $6.7 million to the FDIC on December 30, 2009, and to record the payment as a prepaid expense, which will be amortized to expense over three years. In addition, the FDIC is required under the Dodd-Frank Act to amend its regulations to base deposit insurance assessments on an insured depository institution’s average consolidated total assets minus its average tangible equity, rather than on its deposit base.

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

Item 4.	(Removed and Reserved)

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Period Ending
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Bank of Kentucky Financial Corporation	100.00	102.44	99.31	88.56	78.71	83.71
Russell 2000	100.00	118.37	116.51	77.15	98.11	124.46
SNL Bank $1B-$5B	100.00	115.72	84.29	69.91	50.11	56.81

Market Information. BKFC’s Common Stock is quoted on the NASDAQ (Global Market) under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2010	High	Low	Fiscal Year 2009	High	Low
First Quarter	$22.44	$18.18	First Quarter	$21.99	$15.25
Second Quarter	20.99	14.65	Second Quarter	28.24	17.49
Third Quarter	19.45	15.68	Third Quarter	29.98	21.16
Fourth Quarter	20.04	16.00	Fourth Quarter	23.54	18.13

Holders and Dividends. There were 7,432,295 shares of Common Stock outstanding on December 31, 2010, which were held of record by 855 shareholders. The Board of Directors declared cash dividends of $.28 per share in March 2009, $.28 per share in September 2009, $.28 per share in March 2010, and $.28 per share in September 2010.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan information as of December 31, 2010.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders*	523,730	$25.34	1,041,155
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	523,730	$25.34	1,041,155

(*)	Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 1997, and The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan, approved by the shareholders of BKFC.

Issuer Purchases. As of January 1, 2010, BKFC does not have any repurchase program in place.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2010. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands Except Per Share Amounts)	For Year Ended December 31st
	2010	2009	2008	2007	2006
Earnings:
Total Interest Income	$66,682	$62,750	$68,682	$75,713	$63,617
Total Interest Expense	13,273	17,957	28,020	38,477	29,324

Net Interest Income	53,409	44,793	40,662	37,236	34,293
Provision for Loan Losses	15,500	12,825	4,850	1,575	1,700
Noninterest Income	20,714	16,616	14,768	14,043	11,788
Noninterest Expense	42,424	36,677	34,223	33,719	29,142

Income Before Income Taxes	16,199	11,907	16,357	15,985	15,239
Federal Income Taxes	4,528	3,147	5,016	4,854	4,787

Net Income	$11,671	$8,760	$11,341	$11,131	$10,452

Preferred stock dividend and discount accretion	2,246	1,792	—	—	—
Net Income available to common shareholders	$9,425	$6,968	$11,341	$11,131	$10,452

Per Common Share Data:
Basic Earnings	$1.61	$1.24	$2.02	$1.93	$1.79
Diluted Earnings	1.61	1.23	2.02	1.93	1.78
Dividends Declared and Paid	0.56	0.56	0.54	0.46	0.38
Balances at December 31:
Total Investment Securities	285,226	214,567	119,212	168,299	118,954
Gross Loans	1,106,009	1,154,984	1,026,557	949,714	814,101
Allowance for Loan Losses	17,368	15,153	9,910	8,505	6,918
Total Assets	1,664,884	1,564,998	1,255,382	1,232,724	1,051,563
Noninterest Bearing Deposits	260,992	200,069	157,082	167,578	149,519
Interest Bearing Deposits	1,161,320	1,143,203	914,071	894,501	764,908
Total Deposits	1,422,312	1,343,272	1,071,153	1,062,079	914,427
Total Shareholders’ Equity	159,370	141,133	101,448	93,485	86,883
Other Statistical Information:
Return on Average Assets	.75%	.65%	.93%	.99%	1.08%
Return on Average Equity	8.23%	6.66%	11.80%	12.39%	12.58%
Dividend Payout Ratio	34.78%	45.16%	26.79%	23.83%	21.22%
Capital Ratios at December 31:
Total Equity to Total Assets	9.57%	9.02%	8.08%	7.58%	8.26%
Tier 1 Leverage Ratio	9.41%	8.94%	7.96%	7.91%	9.13%
Tier 1 Capital to Risk-Weighted	11.02%	9.42%	8.19%	8.34%	9.48%
Total Risk-Based Capital to Risk- Weighted Assets	13.77%	12.02%	10.73%	10.12%	10.20%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	1.57%	1.31%	.97%	.90%	.85%
Allowance for Loan Losses
To Non-performing Loans at year-end	82.46%	59.28%	97.77%	97.33%	139.11%
Net Charge-Offs to Average Net Loans	1.20%	0.71%	0.35%	0.11%	0.30%

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this Annual Report. References to “we,” “us,” and “our” in this section refer to BKFC and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

FORWARD LOOKING STATEMENTS

Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; statements of plans and objectives of us or our management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends,” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	indications of an improving economy may prove to be premature;

•

general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services;

•

changes or volatility in interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our ability to determine accurate values of certain assets and liabilities;

•

the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically;

•	limitations on our ability to return capital to shareholders and potential dilution of our Common Stock as a result of the Treasury Department’s investment under the terms of the TARP CPP;

•	changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Act and any regulations promulgated thereunder;

•	the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending;

•

competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties; and

•	other risks and uncertainties summarized above under “Item 1A. Risk Factors,” in this Annual Report.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the SEC.

OVERVIEW

The business of BKFC consists of holding and administering its interest in the Bank. The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, Grant and Gallatin Counties in northern Kentucky and also in greater Cincinnati, Ohio. The majority of BKFC’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured by or with real estate. Loans secured by or with real estate are further categorized down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2010 are residential real estate loans, commercial real estate loans, and owner-occupied commercial real estate loans.

Economic Overview

Like many other financial institutions, we have been affected by the national economic recession. The strength of the economic recovery in the geographic markets where we operate, and the United States in general, varied throughout 2010, although 2010 ended with a positive tone. During the first quarter of 2010, gross domestic product (“GDP”) increased 3.7%, the second biggest quarterly increase since the recession began in December of 2007. GDP growth continued into the second and third quarters of 2010, although at a lower level. The average quarterly GDP growth of 2.7% for the first three quarters of 2010 represents a significant improvement from the 2009 average quarterly change in GDP of .25% and also outpaces the ten-year average of 1.7%. Growth in 2010 was supported by businesses rebuilding inventory levels and capital spending on equipment and software.

Growth was also sustained by increasing contributions from consumer spending, which grew at an average monthly rate of .3% for 2010, matching the rate of growth in 2009. Unemployment declined modestly, beginning the year at 9.9% and ending at 9.4%. Home values were mostly stable and equities were volatile but finished the year with mid double digit gains. Double dip fears, global macro concerns, and a mid-summer soft patch of economic data led to another round of quantitative easing by the FRB. This additional monetary easing combined with fiscal stimulus from larger than expected tax cuts, gave the economy a boost in the last few months of 2010.

Regulatory Reform Developments

As discussed in more detail above, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as BKFC. For a review of the various changes that the Dodd-Frank Act implements, see the “Regulation and Supervision — The Dodd-Frank Act” in “Item 1. Business” of this Annual Report. Many of the rulemakings required by the various regulatory agencies are still in the process of being developed and/or implemented.

2010 Common Stock Offering; Partial CPP Repurchase

During 2010, BKFC completed a secondary public offering of 1,765,588 shares of Common Stock at $17.00 per share, for net proceeds of approximately $28.2 million. This offering was followed by the Company’s repurchase, on December 22, 2010, of $17 million of the outstanding $34 million in Series A Preferred Stock issued in conjunction with the TARP CPP.

The Common Stock offering and the subsequent repurchase of one-half of the Treasury Department’s CPP investment was an important step towards BKFC’s complete exit out of the CPP. Management originally decided to participate in the CPP in 2009 to reinforce its strong capital position, advance the Treasury Department’s efforts to facilitate additional lending in the markets in which the Bank operates, maintain its competitive advantage over its less well-capitalized competitors, ensure sufficient capital to support future acquisitions and support its general operations. Management believes that BKFC has achieved these goals that were established when the TARP investment was made. Subject to receiving all necessary regulatory approvals, management intends to cause BKFC to repurchase the remaining CPP investment as soon as reasonably possible through current earnings, additional capital raising, or a combination of both. For additional information see “Capital Purchase Program” below.

2010 Performance Overview

While the economy continued to show signs of improvement during 2010, strong revenue growth overcame higher provisioning expense to produce a 35% increase in net income available to BKFC common shareholders in 2010 as compared to 2009. Total revenue increased 21% in 2010, offsetting a 21% increase in the provision for loan losses and the 16% increase in non-interest expense. This revenue increase included a $8,616,000 or 19%, increase in net interest income and a $4,098,000 or 25%, increase in non-interest income.

Two acquisitions that were completed in the fourth quarter of 2009 had a significant impact on the Company’s 2010 income as compared to 2009. In the fourth quarter of 2009 the Bank completed the purchase of three banking offices of Integra Bank and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction added $76 million in deposits and $107 million in loans. The Bank also completed the purchase of TAM during the fourth quarter of 2009.

Although BKFC continued to experience an increase in defaults and foreclosures during fiscal 2010, such default levels have been significantly less as compared to other regions of the country. This is due, in part, to the fact that BKFC’s market in northern Kentucky and Cincinnati did not experience as dramatic a rise in real estate values over the last several years as compared to other markets, such as Florida and California. While BKFC’s local markets have not been affected as severely as other markets, management continues to closely monitor developments in the real estate market, given that the majority of the Bank’s loan portfolio is real estate related.

While the level of resources devoted to the credit review function and working out problem loans continued to be high in 2010, BKFC did not make significant changes to its loan underwriting standards. BKFC’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.

As discussed above, current economic conditions facing the country and the region in which BKFC operates was a significant factor affecting the 2010 financial results. In particular, high unemployment and falling real estate values continued to place significant economic strain on a majority of the Bank’s business partners. The Bank’s loan portfolio has been most significantly affected by economic conditions. The credit quality metrics of the Bank’s loan portfolio continued to show the strain of these economic conditions in 2010. While charge-offs increased from 2009 due to these economic strains and falling real estate values, non-performing loans decreased in 2010, although they remained at historically high levels. Charge-offs increased from $7,582,000 in 2009 to $13,285,000 in 2010, while non-performing loans decreased from $25,562,000 at the end of 2009 to $21,062,000 at the end of 2010. These credit quality metrics led the Bank to provide $15,500,000 in the provision for loans losses in 2010 versus $12,825,000 in 2009. As a result, the allowance for loan losses rose from $15,153,000 at December 31, 2009 to $17,368,000 at December 31, 2010 to be directionally consistent with the economic strains on the Bank’s loan portfolio. On a quarterly, sequential basis, management saw improving credit metrics throughout 2010, as net charge-offs decreased from $7,623,000 in the first half of 2010 to $5,662,000 in the second half of 2010. However, management sees continued economic strain in 2011 despite the economic recovery, and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

The following sections provide more detail on subjects presented in this overview.

CAPITAL PURCHASE PROGRAM

On February 13, 2009, BKFC entered into the Purchase Agreement with the Treasury Department under the CPP, pursuant to which BKFC agreed to issue 34,000 shares of Series A Preferred Stock, for a total price of $34 million. The Series A Preferred Stock pays cumulative dividends at a rate of 5% per year for the first five years and thereafter at a rate of 9% per year. The Series A Preferred Stock and the Warrant were originally issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. BKFC is further required pursuant to the terms of the Purchase Agreement to register the resale of the Series A Preferred Stock, the Warrant and the issuance of shares of Common Stock upon exercise of the Warrant with the SEC. The Warrant has been exercisable since February 13, 2009, its date of issuance.

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

As discussed above, on December 22, 2010, BKFC used a portion of the proceeds from its secondary Common Stock offering to repurchase $17 million of the outstanding $34 million of Series A Preferred Stock. As a result, $17 million of Series A Preferred Stock remains outstanding, as well as the Warrant for 274,784 shares originally issued to the Treasury Department. Accordingly, BKFC remains subject to the restrictions applicable to CPP participants.

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

BKFC is committed to making credit available to the markets it serves and fulfilling the needs of its customers. To ensure that all lending growth opportunities are addressed, the Bank in 2008 implemented a new loan committee structure, adding the Bank’s Chief Executive Officer to the Bank’s loan committee to further scrutinize credit decisions. Additionally, the Bank established a problem-asset workout group in 2009. In addition to managing distressed assets, this group provides advice and support for the Bank’s lending professionals with respect to those relationships that are showing signs of stress, but have not elevated to the point of transfer to workout, to address the needs of existing clients. In certain sectors, such as commercial lending, loan demand has diminished, consistent with the overall economy, as customers have taken a conservative direction and postponed investments. Conversely, residential mortgage activity increased in 2009 and 2010 in response to favorable interest rates and new government agency programs. While the CPP funds have not been segregated, and this increased lending is not directly traceable in a dollar-for-dollar manner to the CPP, the CPP investment has strengthened BKFC’s balance sheet and capital position.

In addition, BKFC has not experienced the level of stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, and the Bank has not created or marketed to its customers any sub-prime loan products, does not service mortgages for other institutions and otherwise follows a strategy in selling the majority of the Bank’s residential loans into the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on loans the Bank seeks to portfolio. For the year ended December 31, 2010, the Bank’s residential real estate loan production was $166.3 million, which was 15% higher than the $144.5 million of loans originated in 2009. Of this, sold loans totaled $148.1 million, while portfolio and construction loans totaled $7.4 million and $10.8 million, respectively. The average balance of amortizing portfolio loans during 2010 was $113.6 million compared to $109 million in 2009 and $102.4 million in 2008. Residential real estate charge-offs in this portfolio in 2010 were .91% compared to 2009 and 2008 which were .58% and .39% respectively. Delinquencies have been moderate, and non-accruals were $3.45 million as of December 31, 2010 versus $112.7 million outstanding (amortizing portfolio loan balances), or 3.06%. These statistics are a result of the Bank’s underwriting and collection practices. The Bank has also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

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

With respect to BKFC’s day-to-day operations, participation in the CPP heightened the focus on originating new loans that meet the Bank’s prudent lending standards and strengthened BKFC’s capital ratios. For example, at December 1, 2008 (prior to the CPP transaction), BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 10.73%, 8.19% and 7.96%, respectively. At March 31, 2009 (following the February 13, 2009 CPP transaction) BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 13.57%, 11.01% and 11.05%, respectively. However, it should be noted that, prior to BKFC’s participation in the CPP, both it and the Bank were well-capitalized. At December 31, 2010, BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 13.77%, 11.02% and 9.41%, respectively, each of these ratios exceeded the respective ratios of 10.00%, 6.00% and 5.00%, which are the minimum ratios of regulatory capital required to be well-capitalized.

BKFC’s participation in the CPP has affected, and will continue to affect (until no obligations remain outstanding under the CPP), the income available to common shareholders in two ways: (i) BKFC agreed in the Purchase Agreement to not pay any dividend on the Common Stock prior to February 13, 2012 other than regular quarterly cash dividends of not more than $0.28 per share of Common Stock, and (ii) the dividend payments which are due on the Series A Preferred Stock have the effect of reducing the net income otherwise available to the common shareholders. The terms of the Purchase Agreement prohibit repurchases of Common Stock (although there was no intent, at the time of the issuance of the Series A Preferred Stock, for BKFC to buy back or otherwise repurchase any of its Common Stock).

Until such time as BKFC has completed the repurchase of the remaining $17 million of CPP investment held by the Treasury Department, BKFC will continue to comply with the executive compensation and corporate governance requirements of each of the EESA, the ARRA and any subsequent legislation, regulations or guidance for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department. As required by the EESA and ARRA, BKFC has limited the Section 162(m) tax deduction for executive compensation to $500,000 per year for any senior executive officer for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department.

An executive compensation risk assessment was performed by BKFC’s senior risk officers. Based on the materials reviewed, BKFC’s senior risk officers concluded that the executive compensation and incentive program as then in effect did not encourage the senior executive officers to take unnecessary and excessive risks. The findings of this risk assessment were presented to the Compensation Committee of the Board of Directors and final conclusions were provided to the full Board of Directors. A certification statement has been included within the Compensation Committee Report of the BKFC 2010 Proxy Statement. This risk assessment will occur each year in which the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department. In addition, the Compensation Committee, which is composed entirely of independent directors, will discuss BKFC’s compensation arrangements in light of such risk assessment at least semi-annually for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement is held by the Treasury Department. BKFC’s 2010 Proxy Statement permitted a nonbinding shareholder vote to provide advisory approval of the compensation of BKFC’s executives.

CRITICAL ACCOUNTING POLICIES

BKFC has prepared all of the consolidated financial information in this Annual Report in accordance with GAAP. In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies. A loan is considered impaired when, based upon current information and events it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan. The specific reserve component is an estimate of loss based upon an impairment review of larger loans that are considered impaired. The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts with respect to a particular loan, the Bank utilizes one of the following methods for determining the proper impairment of a loan:

•	the present value of expected future cash flows of a loan;

•	the market price of the loan based upon readily available information for that type of loan; and

•	the fair value of collateral.

The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the fair market value of the collateral, less the estimated cost to liquidate. For non-collateral dependent loans (such as accruing troubled debt restructurings), the allowance is based on the present value of expected future cash flows discounted by the loan’s effective interest rate. A small portion of the Bank’s loans which are impaired under the ASC310 process carry no specific reserve allocation. These loans were reviewed for impairment and are considered adequately collateralized with respect to their respective outstanding principal loan balances. The majority of these loans are loans which have had their respective impairment (or specific reserve) amounts charged off, or are loans related to other impaired loans which continue to have a specific reserve allocation. It is the Bank’s practice to maintain these impaired loans, as analyzed and provided for in the ASC 310 component of the allowance for loan losses, to avoid double counting of any estimated losses that may have been included in the ASC 450-10 component of the allowance for loan losses.

Generally, the Bank orders a new or updated appraisal on real estate properties which are subject to an impairment review. Upon completion of the impairment review, loan reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. Adjustments to new or updated appraisal values are not typical, but in those cases when an adjustment is necessary, it is documented with supporting information and typically results in an adjustment to decrease the property’s value because of additional information obtained concerning the property after the appraisal or update has been received by the Bank. The Bank’s practice is to obtain new or updated appraisals on the loans subject to impairment review. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. Updated valuations on 1 to 4 family residential properties with small to moderate values are generally accomplished by obtaining an Automated Valuation Model (“AVM”) or a Broker’s Price Opinion (“BPO”). Generally, an “as is” value is utilized in most of the Bank’s real estate based impairment analyses. However, under certain limited circumstances an “as stabilized” valuation may be utilized, provided that the “as stabilized” value is tied to a well-justified action plan to bring the real estate project to a stabilized occupancy under a reasonable period of time.

If a partially charged-off loan has been restructured in a manner that is reasonably assured of repayment and performance according to prudently modified terms, and has sustained historical payment performance for a reasonable period of time prior to and/or after the restructuring, it may be returned to accrual status and is classified as a TDR loan. However, if the above conditions can not be reasonably met, the loan remains on non-accrual status.

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans to be placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of additional interest is unlikely. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due (120 days past due for consumer loans); or (ii) for which payment in full of both principal and interest can not be reasonably expected.

Historical loss rates are applied to all other loans not subject to specific reserve allocations. The loss rates applied to loans are derived from analyzing a range of the loss experience sustained on loans according to their internal risk rating. These loss rates may be adjusted to account for environmental factors, if warranted. The general reserve also includes homogeneous loans, such as consumer installment, residential mortgage and home equity loans that are not individually risk graded. For these loans that are not individually risk graded, a range of historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year.

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in this analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and an examination of results from bank regulatory agencies and an internal review by the Bank’s Risk Management and Credit Administration divisions.

Reserves on individual loans and historical loss rates are reviewed quarterly and adjusted as necessary based on changing borrower and/or collateral conditions, as well as actual collection and charge-off experience.

Charge-offs are recognized when it becomes evident that a loan or a portion of a loan is deemed uncollectible regardless of its delinquent status. The Bank generally charges off that portion of a loan that is determined to be unsupported by an obligor’s continued ability to repay the loan from income and/or assets, both pledged and unpledged as collateral.

FINANCIAL CONDITION

Driving the changes to the BKFC balance sheet from December 31, 2009 to December 31, 2010 was continued deposit growth, slowing loan demand and a stronger capital position. Total deposits increased $79,040,000 or 6% from the end of 2009 to the end of 2010, while total loans decreased $49,432,000 or 4% in the same period of time. As discussed above, the secondary Common Stock offering less the partial repayment of the CPP investment added approximately $11,100,000 to our capital. As a result of these changes, the Bank’s total assets increased $99,886,000 or 6% from $1,564,998,000 at December 31, 2009 to $1,664,884,000 at December 31, 2010.

On the asset side of the balance sheet, deposit growth and the proceeds from the Common Stock offering outpaced quality loan demand. As a result, both available-for-sale securities and short term investments grew significantly from December of 2009 to December of 2010. In 2010, available-for-sale securities increased $61,603,000 or 34% from 2009, while short term investments increased $73,942,000 from $58,307,000 at December 31, 2009 to $132,249,000 at December 31, 2010. The increase in available-for-sale securities consisted of purchases of government sponsored agency bonds and government agency MBS. The increase in short term investments consisted of higher federal funds sold to other financial institutions. While the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic recession, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards. The decrease in total loans was distributed between construction, commercial, and residential real estate in 2010, with decreases of $40,677,000 (27%), $6,744,000 (3%), and $7,232,000 (3%), respectively.

The largest increase in deposits came from noninterest bearing demand deposit accounts (“DDA”), which increased $60,923,000, or 30%, from 2009. In addition to strong growth in corporate DDA balances, management believes that the lower level of interest rates offered on other transaction accounts contributed to the growth in overall DDA balances.

Other changes on the asset side of the balance sheet at December 31, 2010 relative to December 31, 2009 included an $8,481,000 (125%) increase in loans held for sale. This increase, driven by low rates, was the result of the current demand for home mortgage loan refinancing. Other changes to liabilities included an increase of $3,980,000 (9%) in notes payable and a decrease in other liabilities of $3,121,000 (22%). The increase in notes payable was the result of an increase of $4,000,000 in FHLB advances, which were entered into as a result of attractive rates. The decrease in other liabilities was the result of a final settlement owed to Integra Bank for the acquisition of $3,394,000 that was paid in January of 2010. Total shareholders’ equity increased $18,237,000 (13%) to $159,370,000 at December 31, 2010, compared to $141,133,000 at December 31, 2009. As discussed above, approximately $11,100,000 of the increase in shareholders’ equity was the result of the net increase from the Common Stock offering and the subsequent TARP repayment.

The following table illustrates the change in the mix of average assets during 2010 as compared to 2009 and 2008. With slowing loan demand and increasing deposits, the percentage of assets invested in short term investments and securities has increased from 10.9% in 2009 to 18.9% in 2010, while the percentage of assets invested in loans decreased from 79.9% in 2009 to 71.8% in 2010.

Table 1—Average Assets 2010, 2009 and 2008

(dollars in thousands)

Average Assets:	2010	As a % of total assets	2009	As a % of total assets	2008	As a % of total assets
Cash and due from banks	$42,245	2.7%	35,361	2.6%	$30,256	2.5%
Short term investments	57,663	3.7%	29,165	2.2%	22,740	1.9%
Other interest-earning assets	5,059	0.3%	5,059	0.4%	4,963	0.4%
Securities	236,838	15.2%	156,847	11.5%	110,017	9.0%
Loans (net of allowance for loan losses)	1,121,228	71.8%	1,048,771	77.3%	971,289	79.9%
Premises and equipment	23,659	1.5%	19,097	1.4%	18,042	1.5%
Goodwill and acquisition intangibles	26,180	1.7%	17,521	1.3%	18,366	1.5%
Cash surrender value of life insurance	24,717	1.6%	23,636	1.7%	20,926	1.7%
Other assets	23,752	1.5%	22,062	1.6%	19,402	1.6%

Total average assets	$1,561,341	100.0%	1,357,519	100.0%	$1,216,001	100.0%

RESULTS OF OPERATIONS

Summary

2010 vs. 2009. Driven by higher revenue, net income available to common shareholders increased 35% from 2009 from $6,968,000 for the year ended December 31, 2009, to $9,425,000 for the year ended December 31, 2010. The growth in earnings from 2009 to 2010 was driven by increases in net interest income of $8,616,000 (19%) and non-interest income of $4,098,000 (25%). and was offset by a higher provision for loan losses of $2,675,000 (21%) and by an increase in non-interest expense of $5,747,000 (16%). The growth in the net interest income was driven relatively equally by growth in earning assets and by an improving net interest spread, which was the result of the cost of interest bearing liabilities falling faster than yields on earning assets and, as a result, the net interest margin increased from 3.64% in 2009 to 3.79% in 2010. Leading the growth in non-interest income was a $1,143,000 (76%) increase in mortgage banking income and a $1,278,000 (117%) increase in trust fee income. The low interest rate environment also led to the increase in mortgage banking income as homeowners refinanced their existing loans to lower rates. As discussed in the management overview section of this report, two acquisitions completed in the fourth quarter of 2009 had an impact on the financial comparisons between 2009 and 2010. The provision for loan losses reflected the current stressed economic conditions that has continued to put significant strains on the loan portfolio in 2010. These strains showed in the net charge-offs that increased from $7,582,000 (.71% of average loans) in net charge-offs in 2009 to $13,285,000 (1.18% of average loans) in 2010. While charge-offs increased in 2010, non-performing loans decreased from $25,562,000 or 2.21% of loans at December 31, 2009 versus $21,062,000 or 1.90% of loans at December 31, 2010.

2009 vs. 2008. Driven by higher loan loss provisions, the net income available to common shareholders decreased 39% from 2008 from $11,341,000 for the year ended December 31, 2008, to $6,968,000 for the year ended December 31, 2009. Net income available to common shareholders was also reduced in 2009 by $1,792,000 due to the payment of dividends and discount amortization from the preferred stock issued to the Treasury Department in the CPP. These preferred shares were not outstanding in 2008 and therefore had no impact on 2008.

The provision for loan losses rose by 164% in 2009, from $4,850,000 in 2008 to $12,825,000 in 2009 and was partially offset with increases of $4,131,000 or 10% in net interest income and $1,848,000 or 13% in non-interest income from 2008 to 2009. The provision for loan losses reflected the current economic conditions that had put significant strains on the loan portfolio in 2009. These strains showed in the net charge offs that increased from $3,445,000 (.35% of average loans) in 2008 to $7,582,000 (.71% of average loans) in 2009, and in non-performing loans that were $9,561,000 or .93% of loans at December 31, 2008 versus $25,562,000 or 2.21% of loans at December 31, 2009. The growth in net interest income was driven by balance sheet growth and included a $138,193,000 or 12% growth in average earning assets for the year, $84,842,000 in loans and $46,830,000 in available-for-sale securities. The increase in non-interest income included $728,000 in gains on the sale of securities and a $566,000 or 60% increase in mortgage banking income. While other financial institutions were hampered by securities losses and other than temporary impairment charges in their securities portfolio, the Bank took advantage of the low interest rate environment and sold $35,611,000 in government sponsored agency bonds for a gain of $728,000. The low interest rate environment also led to the increase in mortgage banking income as the demand by homeowners to refinance their existing loans to lower rates remained high throughout the year.

Net Interest Income

2010 vs. 2009. Net interest income grew to $53,409,000 in 2010, an increase of $8,616,000 (19%), over the $44,793,000 earned in 2009. As discussed above, the increase was driven by the growth in earning assets and an improved net interest spread. As illustrated in Table 3, both the volume and rate variances had a positive impact on net interest income in 2010 as compared with 2009. Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $4,606,000 and by a positive rate variance by $4,075,000. As illustrated in Table 2, the results of this favorable rate variance was a 24 basis point increase in the net interest spread from 3.36% in 2009 to 3.60% in 2010. Also illustrated in Table 2, the net interest margin of 3.79% for 2010 was 15 basis points greater than the 3.64% net interest margin for 2009. The cost of interest-bearing liabilities decreased 60 basis points from 1.71% for 2009 to 1.11% in 2010, while the yield on earning assets only decreased 36 basis points from 5.07% for 2009 to 4.71% in 2010. Contributing to the favorable volume variance was the Integra Bank acquisition that added approximately $107,000,000 in loans and $76,000,000 in deposits. As illustrated in Table 2, average earning assets increased $178,976,000 or 14% from 2009 to 2010, while average interest bearing liabilities only increased $146,096,000 or 14% in the same period. As further illustrated in Table 3, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $6,327,000 which was offset by a $2,252,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $4,420,000 or 70% of the decrease in interest expense as a result of rate. While BKFC benefited from falling rates in 2010 as compared to 2009, if rates continue to fall in 2011 the effect on BKFC will be negative, as shown and explained below under the heading “Asset/Liability Management and Market Risk.”

2009 vs. 2008. Net interest income grew to $44,793,000 in 2009, an increase of $4,131,000 (10%), over the $40,662,000 earned in 2008. As discussed above, the increase was driven by the growth in earning assets. As illustrated in Table 3, net interest income was positively impacted by the volume additions to the balance sheet by $4,811,000. While the decline in interest rates had been dramatic over the prior three years as a result of the deep economic recession, the effect on the net interest margin of the Bank has been nominal. This is a result of the conservative interest rate risk management program of the Bank that seeks to minimize the risk to earnings in both a falling or rising interest rate environment. As illustrated in Table 2, the net interest margin has remained within four basis points over the prior two years at 3.64% and 3.68% in 2009 and 2008, respectively. Also illustrated in Table 2, this risk management position is reflected in the small change in the interest rate spread, increasing 8 basis points in 2009 versus 2008 despite the significant drop in both the yield on earning assets and interest cost of interest bearing liabilities. In 2009, total average earning assets increased $138,193,000 or 12% with the growth in 2009 divided between loans, which increased $84,842,000 or 9%, and securities, which increased $46,830,000 or 43%. Despite an extremely volatile interest rate environment, BKFCs net interest spread increased from 3.28% in 2008 to 3.36% in 2009, which was offset by a reduction in the effects of free funds which decreased from .40% in 2008 to .28% in 2009. The effects of this rate environment are demonstrated in Table 2, where the yields on interest earning assets decreased by 112 basis points from 6.19% in 2008 to 5.07% in 2009, while the cost of interest bearing liabilities decreased 120 basis points from 2.91% in 2008 to 1.71% in 2009.

Average Yield. Table 2, shown below, illustrates the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the years presented. Average balances are daily averages for the Bank and include nonaccruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2—Average Balance Sheet Rates 2010, 2009 and 2008 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2010			2009			2008
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)(2)	$1,137,373	$61,535	5.41%	$1,066,886	$58,093	5.45%	$982,044	$63,559	6.47%
Securities(2)	236,838	5,812	2.45	156,847	5,354	3.41	110,017	4,881	4.44
Other interest-earning assets	62,722	395	0.63	34,224	298	0.87	27,703	820	2.96

Total interest-earning assets	1,436,933	67,742	4.71	1,257,957	63,745	5.07	1,119,764	69,260	6.19

Non-interest-earning assets	124,408			99,562			96,237

Total assets	$1,561,341			$1,357,519			$1,216,001

Interest-bearing liabilities:
Transaction accounts	679,597	3,012	.44	568,135	3,924	.69	517,302	9,244	1.79
Time deposits	450,712	9,054	2.01	416,179	12,505	3.00	370,017	15,778	4.26
Borrowings	67,628	1,207	1.78	67,527	1,528	2.26	76,803	2,998	3.90

Total interest-bearing liabilities	1,197,937	13,273	1.11	1,051,841	17,957	1.71	964,122	28,020	2.91

Non-interest-bearing liabilities	215,427			171,585			155,805

Total liabilities	1,413,364			1,223,426			1,119,927
Shareholders’ equity	147,977			134,093			96,074

Total liabilities and shareholders’ equity	$1,561,341			$1,357,519			$1,216,001

Net interest income		$54,469			$45,788			$41,240

Interest rate spread			3.60%			3.36%			3.28%

Net interest margin (net interest income as a percent of average interest-earning assets)			3.79%			3.64%			3.68%

Effect of net free funds (the difference between the net interest margin and the interest rate spread)			0.19%			0.28%			0.40%

Average interest-earning assets to interest-bearing liabilities	119.95%			119.60%			116.14%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 34.62% tax rate in 2010, 34.35% in 2009 and 34.40% in 2008. The tax equivalent adjustment was $1,060,000, $995,000 and $578,000, in 2010, 2009, and 2008, respectively.

Volume/Rate Analysis. Table 3 below illustrates the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to: (i) changes in volume (change in volume multiplied by prior year rate); (ii) changes in rate (change in rate multiplied by prior year volume); and (iii) a combination of changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 3—Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2010 vs. 2009			2009 vs. 2008
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$3,816	$(374)	$3,442	$5,184	$(10,651)	$(5,467)
Securities	2,236	(1,778)	458	1,767	(1,294)	473
Other interest-earning assets(1)	197	(100)	97	159	(680)	(521)

Total interest-earning assets	6,249	(2,252)	3,997	7,110	(12,625)	(5,515)

Interest expense attributable to:
Transaction accounts	$672	(1,584)	(912)	$831	(6,151)	(5,320)
Time deposits	969	(4,420)	(3,451)	1,796	(5,069)	(3,273)
Borrowings	2	(323)	(321)	(328)	(1,142)	(1,470)

Total interest-bearing liabilities	1,643	(6,327)	(4,684)	2,299	(12,362)	(10,063)

Increase (decrease) in net interest income	$4,606	$4,075	$8,681	$4,811	$(263)	$4,548

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

Provision for Loan Losses

Like many other financial institutions, the Bank has been significantly affected by the national economic recession, and the continued challenging economic environment. While the Bank experienced an increase in defaults and foreclosures in fiscal years 2009 and 2010, the levels of such activity has been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Management believes that with the continuing economic uncertainty, high unemployment rates and falling real estate values, negative trends in credit metrics and the resulting pressure on earnings will remain above historical levels. This will include continuing higher levels of charge-offs in the loan portfolio, and as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions for loan losses will lead to lower earnings and slower capital growth. Management also believes that the current economic conditions will lead to lower demand for loans within all loan types, specifically, real estate related requests.

As discussed above, the provision for loan losses reflected the current challenging economic environment facing the country and the region. Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, there were signs of improvement in 2010. The level of non-performing loans decreased from 2009, which allowed on a quarterly sequential basis for the provision expense to decrease as 2010 progressed. On a sequential basis, the provision for loan losses of $3,000,000 in the fourth quarter of 2010 was $1,500,000 lower than the provision recorded in the first and second quarters of 2010, and the net charge-offs percentage decreased from 1.41% and 1.26% in the first and second quarters of 2010 to 1.00% by the fourth quarter of 2010.

2010 vs. 2009. As discussed above under “Management Overview,” the provision for loan losses reflected the current economic conditions facing the country and the region. The provision for loan losses was $15,500,000 for the year ended December 31, 2010, compared to $12,825,000 for 2009. The increase of $2,675,000 (21%) reflected an increase in the level of charge-offs in 2010 and management’s continuing concerns of the effect that the current economic conditions will have on the Bank’s loan customers. For the year ended December 31, 2010, net charge-offs were $13,285,000 or 1.18% of average loan balances compared to 2009 figures of $7,582,000 or .71% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $21,062,000 (1.90% of loans outstanding) at December 31, 2010, compared to $25,562,000 (2.21% of loans outstanding) at December 31, 2009. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $21,857,000 at December 31, 2010 and $26,943,000 at December 31, 2009. This represents 1.31% of total assets at December 31, 2010 compared to 1.72% at December 31, 2009.

2009 vs. 2008. The provision for loan losses was $12,825,000 for the year ended December 31, 2009, compared to $4,850,000 for 2008. The increase of $7,975,000 (164%) reflected an increase in the level of charge-offs and non-performing loans in 2009. For the year ended December 31, 2009, net charge-offs were $7,582,000 or .71% of average loan balances compared to 2008 figures of $3,445,000 or .35% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $25,562,000 (2.21% of loans outstanding) at December 31, 2009, compared to $9,561,000 (.93% of loans outstanding) at December 31, 2008.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $26,943,000 at December 31, 2009 and $10,273,000 at December 31, 2008. This represents 1.72% of total assets at December 31, 2009 compared to .82% at December 31, 2008.

Accruing Troubled Debt Restructurings. In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $6,135,000 at December 31, 2010 versus $3,568,000 at December 31, 2009. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The increase in the ALL was directionally consistent in 2010 with the deteriorating credit metrics and the current challenging economic conditions. The ALL increased 15%, from $15,153,000 at December 31, 2009 to $17,368,000 at December 31, 2010, which increased the allowance for loan losses as a percentage of total loans from 1.31% at December 31, 2009, to 1.57% at December 31, 2010. The amount of the allowance allocated to impaired loans at year end 2010 was $5,744,000, which was down 3% from the $5,916,000 at year end 2009. The impairment process is described in the critical accounting policies section of this report. Contributing to both the increase in charge-offs in 2010 and the increase in the allowance for loan losses was the significant decrease in real estate values experienced in the current economic environment. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2009 to 2010. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes these economic strains will continue into 2011 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management and the loan review function. On at least a quarterly basis, a formal analysis of the adequacy of the ALL is prepared and reviewed by management and the Board of Directors. This analysis serves as a point in time assessment of the level of the ALL and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

For additional information on the ALL, see the critical accounting policies section of this discussion.

Table 4—Analysis of the allowance for loan losses for the periods indicated

	At December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Balance of allowance at beginning of period	$15,153	$9,910	$8,505	$6,918	$7,581
Recoveries of loans previously charged off:
Commercial loans	229	140	212	369	41
Consumer loans	487	309	249	106	40
Mortgage loans	5	2	2	23	0

Total recoveries	721	451	463	498	81

Loans charged off:
Commercial loans	11,499	6,310	2,675	1,097	2,208
Consumer loans	2,101	1,276	1,065	368	185
Mortgage loans	406	447	168	31	51

Total charge-offs	14,006	8,033	3,908	1,496	2,444

Net charge-offs	(13,285)	(7,582)	(3,445)	(998)	(2,363)
Provision for loan losses	15,500	12,825	4,850	1,575	1,700
Merger adjustment	0	0	0	1,010	0

Balance of allowance at end of period	$17,368	$15,153	$9,910	$8,505	$6,918

Net charge-offs to average loans outstanding for period	1.18%	0.71%	0.35%	0.11%	0.30%

Allowance at end of period to loans at end of period	1.57%	1.31%	0.97%	0.90%	.85%

Allowance to non-performing loans at end of period	82.46%	59.28%	103.65%	94.01%	139.11%

Table 5—Analysis of non-performing loans for the periods indicated

	At December 31
	2010	2009	2008	2007	2006
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$6,311	$8,588	$2,401	$1,391	$318
Residential real estate	4,208	5,113	2,325	1,731	1,630
Construction	5,329	7,302	2,778	2,281	601
Commercial	4,749	2,712	588	851	356
Consumer and other	51	111	119	135	—

Total	20,648	23,826	8,211	6,389	2,905

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$68	$220	$86	$297	$271
Residential real estate	263	758	812	1,739	799
Construction	—	682	0	205	—
Commercial	—	34	291	360	959
Consumer and other loans	83	42	161	57	39

Total	414	1,736	1,350	2,658	2,068

Total non-performing loans	$21,062	$25,562	$9,561	$9,047	$4,973

Non-performing loans as a percentage of total loans	1.90%	2.21%	0.93%	0.95%	0.61%
Accruing Troubled Debt Restructuring (TDRs)	$6,135	$3,568	$575	$—	$—
Other real estate owned	$795	$1,381	$712	$4,117	$2,981

Non-Interest Income

The following table shows the components of non-interest income and the percentage changes from 2010 to 2009 and from 2009 to 2008.

Table 6—Major Components of non-interest income (dollars in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
Non-interest income:	2010	2009	2008	2010/2009	2009/2008
	(dollars in thousands)
Service charges and fees	$9,889	$9,156	$8,918	8%	3%
Mortgage banking income	2,646	1,503	937	76	60
Trust fee income	2,373	1,095	1,111	117	(1)
Bankcard transaction revenue	2,921	2,225	1,924	31	16
Company owned life insurance earnings	959	923	794	4	16
Net securities gains	—	728	—	(100)	100
Losses on other real estate owned	(65)	(528)	(380)	88	39
Other	1,991	1,514	1,464	32	3

Total non-interest income	$20,714	$16,616	$14,768	25%	13%

2010 vs. 2009. The lower rates associated with the current economic cycle and the impact from the two acquisitions completed in 2009 contributed to the $4,098,000 or 25% increase in non-interest income in 2010 from $16,616,000 in 2009 to $20,714,000 in 2010. Mortgage banking income increased $1,143,000 or 76% from 2009 to 2010 as attractive rates on fixed rate residential mortgage loans led to a significant increase in the refinancing market. Other increases for 2010 included trust fee income (up $1,278,000, or 117%), bankcard transaction revenue (up $696,000, or 31%), and service charges and fees (up $733,000, or 8%). Contributing to the increase in trust fee income, bankcard transaction revenue and service charges and fees was the TAM and Integra Bank acquisitions described above. Management expects overdraft charges to decrease significantly in 2011 as a result of the full year effect of the new banking regulations limiting fees charged on overdrafts initiated by electronic transactions, which began in August of 2009. Management also expects bankcard revenue to decrease significantly in 2011 as a result of proposed rules under the Dodd-Frank Act, anticipated to become effective during 2011, that will govern the interchange fees that merchants pay to banks for certain debit card transactions.

2009 vs. 2008. The lower rates associated with the current economic cycle contributed to the $1,848,000 or 13% increase in non-interest income in 2009 from $14,768,000 in 2008 to $16,616,000 in 2009. Mortgage banking income increased $566,000 or 60% from 2008 to 2009 as attractive rates on fixed rate residential mortgage loans led to a significant increase in the refinancing market. Also, lower interest rates led to higher values of the Bank’s security portfolio and allowed the Bank to sell $35,611,000 of available-for-sale securities for a $728,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the Treasury Department and therefore their credit quality was not negatively affected by the current economic recession. Other increases for 2009 included service charges and fees (up $238,000, or 3%), bankcard transaction revenue (up $301,000, or 16%), and company owned life insurance earnings (up $129,000, or 16%). Contributing to the increase in company owned life insurance was the purchase of $2,000,000 in additional policies in 2009. The losses on the sale of other real estate owned included a loss of $462,000 on one property in the third quarter of 2009. Contributing to the increase in service charges and fees were the continued growth in cash management products, which offset a $209,000 or 4% decrease in overdraft charges.

The increase in bankcard transaction revenue reflected consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products.

Non-Interest Expense

The following table shows the components of non-interest expense and the percentage changes from 2010 to 2009 and from 2009 to 2008.

Table 7—Major Components of non-interest expense (in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
Non-interest expense:	2010	2009	2008	2010/2009	2009/2008
	(Dollars in thousands)
Salaries and employee benefits	$19,398	$16,139	$16,385	20%	(2)%
Occupancy and equipment	5,017	4,703	4,718	7	0
Data processing	1,830	1,597	1,365	15	17
Advertising	1,168	1,039	840	12	24
Electronic banking processing fees	1,161	1,013	1,030	15	(2)
Outside service fees	1,484	1,439	1,322	3	9
State bank taxes	1,966	1,797	1,576	9	14
Other real estate owned & loan collection	1,436	788	641	82	23
Amortization of intangible assets	1,472	1,094	1,278	35	(14)
FDIC insurance	2,242	2,407	764	(7)	215
Other	5,250	4,661	4,304	12	8

Total non-interest expense	$42,424	$36,677	$34,223	16%	7%

2010 vs. 2009. Non-interest expense increased $5,747,000 (16%), to $42,424,000 for 2010, compared to $36,677,000 for 2009. As discussed previously, 2010 included the effect of both the Integra Bank and TAM acquisitions. The largest increase in non-interest expense was in the salaries and benefits expense, which increased $3,259,000 (20%) in 2010 compared to 2009. Contributing to this increase was the added staff from both the Integra Bank and TAM acquisitions. The next largest increase in non-interest expense was other real estate owned and loan collection expense, which increased $648,000 (82%) in 2010 compared to 2009, as a result of the legal and collection costs associated with the higher levels of charge-offs discussed above in 2010 as compared to 2009. Contributing to the $165,000 (7%) decrease in FDIC insurance expense was the special assessment charged to all FDIC insured institutions in 2009. The FDIC special assessment and higher assessment had been imposed to increase the DIF’s reserve ratio, which has been impacted by an increased number of bank failures. The salaries and benefits in 2010 included an increase of $285,000 (69%) in commissions as compared to the same period in 2009. These added commissions were associated with the increase in mortgage banking income.

2009 vs. 2008. The largest increase in non-interest expense in 2009 was the FDIC insurance expense, which increased $1,643,000 or 215% from 2008. Higher numbers of bank failures in 2009, brought on by the current economic recession, forced the FDIC to replenish its reserve for bank failures and as a result it more than doubled the assessment it charged banks in 2009 as compared to 2008. In total, non-interest expense increased $2,454,000 (7%), to $36,677,000 for 2009, compared to $34,223,000 for 2008. The largest overhead expense in BKFC is salaries and benefits which accounted for 44% of the total non-interest expense and decreased $246,000 or 2% from 2008. For 2009, the bonus and profit sharing expense decreased $139,000 (49%) from 2008. As in 2008, no bonuses were paid to the senior management of the Bank. The increase in advertising was the result of a full year of amortization of the naming rights for the Bank of Kentucky Center at Northern Kentucky University and the Bank of Kentucky Field at Thomas More College, as these naming rights increased $227,000 or 200% from 2008. The increase of $232,000 in data processing was the result of the increasing number of items processed as a result of the Bank’s growing deposit base and overall activity. As a result of current economic conditions facing the banking industry, management expects continued high FDIC insurance expense for the foreseeable future.

Tax Expense

2010 vs. 2009. As a result of higher income before taxes, the federal income tax expense increased $1,381,000 (44%) to $4,528,000 for 2010 compared to $3,147,000 for 2009. The effective tax rate was 27.9% for 2010, which was an increase of 1.5% from 26.4% in 2009. The increase in effective tax rate is a result of income before taxes increasing by 36%, while tax exempt income increased by 6%.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 8 presents, as of December 31, 2010, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contracts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient.

Table 8—Contractual obligations (dollars in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of Deposit	$442,360	$314,324	$124,565	$3,471	$—
FHLB advances	10,000	—	—	10,000	—
Subordinated debentures	38,557	—	—	—	38,557
Other notes payable	204	12	25	25	142
Northern Kentucky University arena naming rights	3,428	857	1,714	857	—
Thomas More College athletic field naming rights	400	200	200	—	—
Lease commitments	2,227	655	1,062	414	96

Total	$497,176	$316,048	$127,566	$14,767	$38,795

(1)	Lease commitments represent the total minimum lease payments under non-cancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BKFC’s consolidated balance sheets. Table 9 presents, as of December 31, 2010, the Bank’s significant off-balance sheet commitments.

Table 9—Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused lines of credit and loan commitments	$288,321	$178,584	$34,616	$5,069	$70,052
Standby letters of credit	52,859	47,902	2,349	1	2,607
FHLB letters of credit	113,300	113,300	—	—	—

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

Liquidity and Capital Resources

Liquidity refers to the availability of sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses, meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary and meeting its quarterly dividend payment for the preferred stock associated with the CPP. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2010, as discussed in the financial condition section of this report, the growth in the short-term investments and securities were funded by the growth in deposits, the reduction in loans and the net funding from the issuance of the Common Stock in the 2010 Common Stock offering, less the partial repayment of the Treasury Department’s CPP investment. At December 31, 2010, the Bank’s customers had available $326,277,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $19,967,000. Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

In 2009 BKFC filed a universal shelf registration statement on Form S-3 that was declared effective in November, 2010. This registration statement permits BKFC to engage in offerings of up to $50 million aggregate principal amount of debt securities, Common Stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing. BKFC utilized the shelf registration to offer Common Stock in connection with the $28.1 million Common Stock offering completed in December, 2010. As of the date of this report, $21.9 million of unused capacity remains available for future use. We may in the future utilize the unused portion of our existing shelf registration statement, or any future registration statements that we may file with the SEC, to conduct subsequent registered debt or equity offerings.

If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. Further, the Bank also has $245,448,000 of securities designated as available-for-sale and an additional $2,431,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2010 to meet known and potential obligations.

As illustrated in BKFC’s statement of cash flows, the net change in cash and cash equivalents from 2010 as compared to 2009 was an increase of $73,926,000. Net income provided $11,671,000 of the $21,082,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in available-for-sale securities of $61,603,000. As discussed in the financial condition section of this report, the largest source of cash from financing activities came from the increase in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2010, BKFC paid cash dividends of $.56 per share totaling $3,174,000 on Common Stock and a total of $1,787,000 for dividends on preferred stock.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a Total Risk-Based Ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2010, BKFC’s Leverage Ratio and Total Risk-Based Ratios were 9.41% and 13.77%, respectively, which exceed all required ratios established for bank holding companies.

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

Adoption of New Accounting Standards

In April 2009, the FASB issued guidance impacting ASC 320-10, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether an impairment is other-than-temporary for debt securities. The additional guidance requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the guidance expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This guidance is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have a material effect on the results of operations or financial condition.

In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement must be applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities should be evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The adoption of this new guidance did not have a material affect on the Company’s results of operations or financial position.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next 12 months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $37,836,000 (2.27%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates. The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing; the movement of certain deposit rate indices in relationship to asset rate indices; and the extent of the decrease in the rate environment.

At December 31, 2010, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative. Over the preceding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $37,836,000 (2.27% of total assets). At December 31, 2009, interest rate sensitive liabilities exceeded interest rate sensitive assets by $186,363,000 (11.91% of total assets). Contributing to the decreased liability sensitive position from 2009 to 2010 was higher levels of short-term investments. Contributing to the increase in short-term investments was the deposit growth experienced in 2010 and the decrease in total loans. An assumption, based on historical behavior, contributing to BKFC’s gap position is that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than reacting immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have an immediate effect on the rates paid on those deposit accounts.

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

The changes in the estimates of an increasing rate scenario on the net interest income change, as shown below, between 2009 to 2010 were a result of the same influences that increased the liability sensitivity of BKFC’s gap position, and show that risk to income from rate changes is in a neutral range. Although the gap position is slightly negative, the results of the simulation show income would rise slightly in a rising rate environment, as a result of the timing of the repricing of assets and liabilities within that 12-month time frame. The exaggerated effects of the estimates for a decreasing rate environment are the results of the current rate environment. In December of 2008, the FRB lowered the targeted federal funds rate to .25%, and as a result most short-term deposit interest rates cannot drop 100 basis points while earning assets could in theory decrease by these amounts. The result of this extreme low rate environment is a declining rate scenario which produces a negative impact on earnings.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2010	2009
Increase 200 bp	.36%	(3.12)%
Increase 100 bp	.28	(1.36)
Decrease 100 bp	(4.08)	(1.50)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2010 (dollars in thousands) and shows the contractual repricing intervals, and related average interest rates, for each of the next five years and thereafter. As discussed above, while this table uses the contractual repricing intervals for NOW and savings accounts and therefore reflects the Bank’s ability to adjust rates on those accounts at any time, the Bank’s interest rate risk model incorporates assumptions based on historical behavior to determine the expected repricing of these deposits. The amounts included in loans exclude ALL, deferred fees, in process accounts and purchase accounting adjustments:

Table 10—Balance sheet repricing data (in thousands)

	2011	2012	2013	2014	2015	Thereafter	Total	Fair Value
Repricing in:
Federal Funds Sold	$132,249	—	—	—	—	—	$132,249	$132,249
Average Interest Rate	.25%	—	—	—	—	—	—	—
Interest Bearing Deposits	$100	—	—	—	—	—	$100	$100
Average Interest Rate	2.08%	—	—	—	—	—	—	—
Securities	$59,695	$42,918	$21,056	$42,082	$46,023	$73,452	$285,226	$285,710
Average Interest Rate	1.78%	2.27%	3.18%	2.43%	2.01%	4.24%	—	—
FHLB Stock	$4,959	—	—	—	—	—	$4,959	$4,959
Average Dividend Rate	4.00%	—	—	—	—	—	—	—
Loans	$707,482	$162,400	$176,715	$48,685	$16,791	$12,351	$1,124,424	$1,122,657
Average Interest Rate	4.72%	5.77%	5.56%	5.89%	5.46%	4.86%	—	—

Liabilities
Savings, NOW, MMA	$718,960	—	—	—	—	—	$718,960	$718,960
Average Interest Rate	.42%	—	—	—	—	—	—	—
CDs and IRAs	$314,324	$108,703	$15,862	$1,584	$1,887	—	$442,360	$448,715
Average Interest Rate	1.64%	1.65%	2.13%	3.39%	2.40%	—	—	—
Borrowings	$23,419	—	—	—	—	—	$23,419	$23,419
Average Interest Rate	.53%	—	—	—	—	—	—	—
Notes Payable	$38,000	—	—	$5,000	$5,000	$761	$48,761	$42,897
Average Interest Rate	1.92%	—	—	1.35%	1.70%	2.91%	—	—

Item 8.	Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Crestview Hills, Kentucky

FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2010 and 2009 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP
Indianapolis, Indiana
March 10, 2011

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

	2010	2009
ASSETS
Cash and due from banks	$40,415	$40,431
Federal funds sold and other short-term investments	132,249	58,307

Total cash and cash equivalents	172,664	98,738
Interest bearing deposits with banks	100	100
Available-for-sale securities	245,448	183,845
Held-to-maturity securities
(Fair value of $40,262 and $31,275)	39,778	30,722
Loans held for sale	15,279	6,798
Loans, net of allowance ($17,368 and $15,153)	1,088,641	1,139,831
Premises and equipment-net	23,170	23,588
Federal Home Loan Bank stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles	3,575	5,047
Company owned life insurance	25,199	24,240
Accrued interest receivable and other assets	24,182	25,241

	$1,664,884	$1,564,998

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$260,992	$200,069
Interest bearing deposits	1,161,320	1,143,203

Total deposits	1,422,312	1,343,272
Short-term borrowings	23,419	21,669
Notes payable	48,761	44,781
Accrued expenses and other liabilities	11,022	14,143

	1,505,514	1,423,865
Commitments and contingent liabilities		—
Shareholders’ equity
Preferred stock, no par value, $17,000 liquidation value, 34,000 shares authorized and 17,000 issued (2010) and $ 34,000 liquidation value, 34,000 shares authorized and issued (2009)	16,790	33,226
Common stock, no par value, 15,000,000 shares authorized, 7,432,295 (2010) and 5,666,707 (2009) shares issued	3,098	3,098
Additional paid-in capital	33,903	5,423
Retained earnings	104,683	98,432
Accumulated other comprehensive income	896	954

	159,370	141,133

	$1,664,884	$1,564,998

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except per share amounts)

	2010	2009	2008
Interest income
Loans, including related fees	$61,023	$57,738	$63,375
Securities
Taxable	4,229	3,493	3,737
Tax exempt	1,035	1,221	750
Other	395	298	820

	66,682	62,750	68,682
Interest expense
Deposits	12,066	16,429	25,022
Borrowings	1,207	1,528	2,998

	13,273	17,957	28,020

Net interest income	53,409	44,793	40,662

Provision for loan losses	15,500	12,825	4,850

Net interest income after provision for loan losses	37,909	31,968	35,812

Non-interest income
Service charges and fees	9,889	9,156	8,918
Mortgage banking income	2,646	1,503	937
Trust fee income	2,373	1,095	1,111
Bankcard transaction revenue	2,921	2,225	1,924
Company owned life insurance earnings	959	923	794
Net securities gains	—	728	—
Other	1,926	986	1,084

	20,714	16,616	14,768
Non-interest expense
Salaries and employee benefits	19,398	16,139	16,385
Occupancy and equipment	5,017	4,703	4,718
Data processing	1,830	1,597	1,365
Advertising	1,168	1,039	840
Electronic banking processing fees	1,161	1,013	1,030
Outside service fees	1,484	1,439	1,322
State bank taxes	1,966	1,797	1,576
Amortization of intangible assets	1,472	1,094	1,278
FDIC insurance	2,242	2,407	764
Other	6,686	5,449	4,945

	42,424	36,677	34,223

Income before income taxes	16,199	11,907	16,357

Federal income taxes	4,528	3,147	5,016

Net income	$11,671	$8,760	$11,341

Preferred stock dividend and discount accretion	2,246	1,792	—

Net income available to common shareholders	$9,425	$6,968	$11,341

Per share data
Earnings per share	$1.61	$1.24	$2.02

Earnings per share, assuming dilution	$1.61	$1.23	$2.02

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance January 1, 2008	$—	5,684,207	$3,098	$3,880	$86,305	$202	$93,485

Comprehensive income
Net income					11,341		11,341
Change in net unrealized gain (loss), net of tax						832	832

Total comprehensive income							12,173
Cash dividends - $.54 per share					(3,038)		(3,038)
Stock-based compensation expense				642			642
Exercise of stock options, including tax benefit		2,700		51			51
Repurchase and retirement of common shares		(80,300)		(1,865)			(1,865)

Balance December 31, 2008	—	5,606,607	3,098	2,708	94,608	1,034	101,448

Comprehensive income
Net income					8,760		8,760
Change in net unrealized gain (loss), net of tax						(80)	(80)

Total comprehensive income							8,680
Cash dividends - $.56 per share					(3,144)		(3,144)
Dividends paid and accrued on preferred stock					(1,497)		(1,497)
Issuance of preferred stock	32,931						32,931
Issuance of a warrant to purchase common shares				1,015		1,015	1,015
Stock-based compensation expense				494			494
Exercise of stock options, including tax benefit		10,100		206			206
Issuance of common shares		50,000		1,000			1,000
Accretion of preferred stock discount	295				(295)		—

Balance December 31, 2009	$33,226	5,666,707	$3,098	$5,423	$98,432	$954	$141,133

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except per share amounts)

	Preferred Stock	Shares	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
Balance December 31, 2009	$33,226	5,666,707	$3,098	$5,423	$98,432	$954	$141,133

Comprehensive income
Net income					11,671		11,671
Change in net unrealized gain (loss), net of tax						(58)	(58)

Total comprehensive income							11,613
Cash dividends - $.56 per share					(3,174)		(3,174)
Dividends paid and accrued on preferred stock					(1,682)		(1,682)
Preferred stock repurchased	(17,000)						(17,000)
Stock-based compensation expense				307			307
Issuance of common shares		1,765,588		28,173			28,173
Accretion of preferred stock discount	564				(564)		—

Balance December 31, 2010	$16,790	7,432,295	$3,098	$33,903	$104,683	$896	$159,370

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

(Dollar amounts in thousands)

	2010	2009	2008
Cash flows from operating activities
Net income	$11,671	$8,760	$11,341
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	822	1,578	1,459
Net amortization (accretion) on securities	2,300	1,188	34
Provision for loan losses	15,500	12,825	4,850
Federal Home Loan Bank stock dividend	—	—	(193)
Amortization of acquisition intangibles	1,472	1,094	1,278
Earnings on life insurance	(959)	(924)	(788)
Loss on sale/write-down of other real estate	67	528	380
Mortgage banking income	(2,646)	(1,503)	(937)
Proceeds from loans sold	142,219	119,405	60,061
Origination of loans held for sale	(148,054)	(122,075)	(59,076)
Net securities gains	—	(728)	—
Stock based compensation expense	307	494	642
Net change in:
Accrued interest receivable and other assets	473	(8,386)	788
Accrued expenses and other liabilities	(2,987)	(372)	(2,609)

Net cash from operating activities	20,185	11,884	17,230
Cash flows from investing activities
Proceeds from maturities and principal reductions of held-to-maturity securities	4,909	6,967	5,217
Purchase of held-to-maturity securities	(13,979)	(3,972)	(22,723)
Proceeds from maturities and sales of available-for-sale securities	180,770	131,451	189,473
Purchase of available-for-sale securities	(244,746)	(230,382)	(121,674)
Purchase of company owned life insurance	—	(2,000)	—
Loans made to customers, net of principal collections	34,297	(34,317)	(82,039)
Purchase of loans	—	(56,213)	—
Property and equipment expenditures, net	(1,363)	(5,309)	(2,668)
Proceeds from the sale of other real estate	2,671	1,613	4,920
Net payments in acquisition	—	18,089	—

Net cash from investing activities	(37,441)	(174,073)	(29,494)
Cash flows from financing activities
Net change in deposits	79,240	199,048	9,074
Net change in short-term borrowings	1,750	(6,484)	5,364
Advances on notes payable	10,000	—	20,000
Proceeds from issuance of preferred stock and warrant, net	—	33,946	—
Redemption of preferred stock	(17,000)	—	—
Payments on notes payable	(6,020)	(17)	(17,542)
Dividends paid on common stock	(3,174)	(3,144)	(3,038)
Stock repurchase and retirement	—	—	(1,865)
Proceeds from issuance of common stock	28,173	—	—
Dividends paid on preferred stock	(1,787)	(1,284)	—
Proceeds from exercise of stock options	—	206	51

Net cash from financing activities	91,182	222,271	12,044

Net change in cash and cash equivalents	73,926	60,082	(220)
Cash and cash equivalents at beginning of year	98,738	38,656	38,876

Cash and cash equivalents at end of year	$172,664	$98,738	$38,656

Supplemental cash flow information:
Cash paid for interest	$14,418	$18,858	$30,171
Cash paid for income taxes	5,000	4,815	5,220
Supplemental noncash disclosures:
Transfers from loans to other real estate	$2,152	$2,810	$1,895

See note 6 regarding assets acquired and liabilities assumed in acquisitions.

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the “Company”) and its wholly owned subsidiary, The Bank of Kentucky (the “Bank”). Intercompany transactions are eliminated in consolidation.

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

Securities: Securities are classified as held-to-maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available-for-sale when they might be sold before maturity. Available-for-sale securities are carried at fair value, with unrealized holding gains and losses reported in other comprehensive income, net of tax.

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

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether an entity intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss. If an entity intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

investment’s amortized cost basis and its fair value at the balance sheet date. Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors. The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings. The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes. The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

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

December 31, 2010, 2009 and 2008

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent 5 years. These loss ratios are calculated from a migration analysis of the charge offs over this period, but excludes the ratios from the most recent six month period as they are not appropriately seasoned. Prior to 2010, the ratio excluded the most recent twelve month period. Such change was made given the current market environment which accelerated charge-offs and therefore indicated a six-month seasoning was appropriate. The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the lower of the two loss ratio’s representing the lower end of the reserve range and the higher calculated ratio representing the reserve percentage for the higher end of the reserve range. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. The following portfolio segments have been identified: commercial, residential real estate, non residential real estate, construction, consumer and municipal obligations.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $795 and $1,381 of other real estate was owned on December 31, 2010 and 2009, respectively, and included in other assets.

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

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

business acquisitions. They are initially measured at fair value and then are amortized either on the straight-line method or an accelerated method over their estimated useful lives of four to ten years.

Prepaid FDIC Insurance: On September 29, 2009 the Federal Deposit Insurance Corporation (“FDIC”) adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years, as mandated by statute. As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011, and

2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until December 31, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $4,210 and $6,694 on December 30, 2010 and 2009, and is included in other assets.

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

December 31, 2010, 2009 and 2008

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

Dividend Restriction: Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders. See Note 19 for further discussion.

Long-term Assets: These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. If impaired, the assets are recorded at fair value.

Restrictions on Cash: Cash on hand or on deposit with the Federal Reserve Bank was required to meet regulatory reserve and clearing requirements.

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

Derivative Financial Instruments: As a result of loans acquired through the Integra Bank N.A. (“Integra Bank”) acquisition in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements, the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non interest income.

The Bank is exposed to losses if a counterparty fails to make its payments under a contract in which the Bank is in the receiving status. In this situation, the Bank receives collateral from the counterparty for the fair market value of the derivative. Also, the Bank minimizes, its credit risk by monitoring the credit standing of the counterparties. We anticipate the counterparties will be able to fully satisfy their obligations under these agreements.

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

Adoption of New Accounting Standards: In June 2009, the FASB issued Statement of Financial Accounting Standards No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (ASC 810). The new accounting requirement amends previous guidance relating to the transfers of financial assets and eliminates the concept of a qualifying special purpose entity. This Statement was applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009 for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. This Statement is applied to transfers occurring on or after the effective date. Additionally, on and after the effective date, the concept of a qualifying special-purpose entity is no longer relevant for accounting purposes. Therefore, formerly qualifying special-purpose entities are evaluated for consolidation by reporting entities on and after the effective date in accordance with the applicable consolidation guidance. Additionally, the disclosure provisions of this Statement were also amended and apply to transfers that occurred both before and after the effective date of this Statement. The effect of adopting this new guidance did not have a material affect on the Company’s results of operations or financial position.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

Available-for-Sale	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2010
U.S. Government, federal agencies and Government sponsored enterprises	$145,536	407	(876)	145,067
U.S. Government mortgage-backed	97,429	2,095	(268)	99,256
Corporate	1,125	—	—	1,125

	$244,090	2,502	(1,144)	245,448

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
2009
U.S. Government, federal agencies and Government sponsored enterprises	$99,400	$239	$(77)	$99,562
U.S. Government mortgage-backed	81,815	1,485	(202)	83,098
Corporate	1,185	—	—	1,185

	$182,400	$1,724	$(279)	$183,845

All mortgage-backed securities are secured by residential properties.

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

Held-to-Maturity	Amortized Cost	Gross Unrecognized Gains	Gross Unrecognized Losses	Fair Value
2010
Municipal and other obligations	$39,778	$713	$(229)	$40,262

2009
Municipal and other obligations	$30,722	$556	$(3)	$31,275

The fair value of debt securities and amortized cost, if different, at year-end 2010 by contractual maturity were as follows, with securities not due at a single maturity date, primarily mortgage backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Due in one year or less	$—	$—	$2,431	$2,446
Due after one year through five years	129,560	129,243	16,045	16,353
Due after five years through ten years	15,976	15,824	15,042	15,203
Due after ten years	1,125	1,125	6,260	6,260
Mortgage-backed	97,429	99,256	—	—

	$244,090	$245,448	$39,778	$40,262

At December 31, 2010 and 2009, securities with a carrying value of $244,220 and $200,882 were pledged to secure public deposits and repurchase agreements.

The proceeds from sales and calls of securities and the associated gains are listed below:

	2010	2009	2008
Proceeds	$—	$90,558	$—
Gross gains	—	728	—
Gross losses	—	—	—

The tax provision related to these net realized gains and losses was $0, $250, and $0, respectively.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2010 and 2009, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
2010
U.S. Gov’t., federal agencies and Government sponsored enterprises	$63,952	$(876)	$—	$—	$63,952	$(876)
U.S Gov’t. mortgage-backed	15,899	(268)	—	—	15,899	(268)
Municipal & other obligations	12,813	(229)	—	—	12,813	(229)

Total temporarily impaired	$92,664	$(1,373)	$—	$—	$92,664	$(1,373)

2009
U.S. Gov’t., federal agencies and Government sponsored enterprises	$20,920	$(77)	$—	$—	$20,920	$(77)
U.S Gov’t. mortgage-backed	52,662	(202)	—	—	52,662	(202)
Municipal & other obligations	—	—	852	(3)	852	(3)

Total temporarily impaired	$73,582	$(279)	$852	$(3)	$74,434	$(282)

As of December 31, 2010, the Bank’s security portfolio consisted of 164 securities, 45 of which were in an unrealized loss position; of $1,373. There was no other-than-temporary-impairment of securities as of or for the year ended December 31, 2010. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery.

NOTE 3 - LOANS

Year-end loans were as follows:

	2010	2009
Commercial	$216,660	$223,404
Residential real estate	260,625	267,857
Nonresidential real estate	482,173	476,089
Construction	107,611	148,288
Consumer	16,546	20,750
Municipal obligations	23,573	20,232

Gross loans	1,107,188	1,156,620
Less: Deferred loan origination fees and discount	(1,179)	(1,636)
Allowance for loan losses	(17,368)	(15,153)

Net loans	$1,088,641	$1,139,831

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 3 - LOANS (Continued)

Certain of the Company’s directors are loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2010
Beginning balance	$3,095
Effect of change in composition of board	1,039
New loans and advances on lines of credit	10,164
Loan payments	(11,883)

Ending balance	$2,415

Activity in the allowance for loan losses was as follows:

	2010	2009	2008
Beginning balance	$15,153	$9,910	$8,505
Provision charged to operations	15,500	12,825	4,850
Loans charged off	(14,006)	(8,033)	(3,908)
Recoveries	721	451	463

Ending balance	$17,368	$15,153	$9,910

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010.

	Commercial	Residential Real estate	Non Residential Real estate	Construction	Consumer	Municipal Obligations	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$595	$399	$3,365	$1,385	$—	$—	$5,744
Collectively evaluated for impairment	2,845	2,032	4,764	1,765	166	55	11,624

	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368

Loans
Loans individually evaluated for impairment	$1,769	$2,828	$15,583	$5,776	$—	$—	$25,956
Loans collectively evaluated for impairment	214,891	257,797	466,590	101,835	16,546	23,573	1,081,232

Total ending allowance balance	$216,660	$260,625	$482,173	$107,611	$16,546	$23,573	$1,107,188

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 3 - LOANS (Continued)

Nonperforming and impaired loans were as follows

	2010	2009	2008
Nonaccrual loans at year end	$20,648	$23,826	$8,211
Loans past due over 90 days, still accruing at year-end	414	1,736	1,350
Accruing restructured loans	6,135	3,568	575
Average impaired loans during the year	30,076	28,244	10,798
Interest income recognized during impairment	640	738	266
Interest income received during impairment	728	742	234
Loans designated as impaired at year end with allowance allocated	22,524	32,142	13,956
Impaired loans with no allowance allocated	3,432	3,922	—
Allowance allocated to impaired loans at year end	5,744	5,916	3,432

Nonperforming loans include both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

The Company has allocated $1,436 and $719 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2010 and 2009. The Company has committed to lend additional amounts totaling up to $0 and $0 as of December 31, 2010 and 2009 to customers with outstanding loans that are classified as troubled debt restructurings.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated
With no related allowance recorded
Commercial	$310	$310	$—
Residential real estate
Home equity lines of credit	—	—	—
Multifamily properties	34	34	—
Other	259	259	—
Nonresidential real estate
Owner occupied properties	725	725	—
Non owner occupied properties	1,495	1,495	—
Construction	609	609	—
With an allowance recorded
Commercial	1,459	1,459	595
Residential real estate
Home equity lines of credit	—	—	—
Multifamily properties	1,180	1,180	57
Other	1,355	1,355	342
Nonresidential real estate
Owner occupied properties	1,946	1,946	460
Non owner occupied properties	11,417	11,417	2,905
Construction	5,167	5,167	1,385

Total	$25,956	$25,956	$5,744

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010:

	Nonaccrual	Loans Over 90 Days Past Due
Commercial	$4,749	$—
Residential real estate
Home equity lines of credit	728	—
Multifamily properties	34	—
Other residential real estate	3,446	263
Nonresidential real estate
Owner occupied properties	984	68
Non owner occupied properties	5,327	—
Construction	5,329	—
Consumer
Credit card balances	—	83
Other consumer	51	—
Municipal obligations	—	—

Total	$20,648	$414

The following table presents the aging of the recorded investment in past due loans as of December 31, 2010 by class of loans:

	Loans 30-90 days past due	Loans over 90 days past due	Nonaccrual	Loans not past due	Total
Commercial	$1,836	$—	$4,749	$210,075	$216,660
Residential real estate
Home equity lines of credit	141	—	728	93,317	94,186
Multifamily properties	—	—	34	37,663	37,697
Other residential real estate	3,571	263	3,446	121,462	128,742
Nonresidential real estate
Owner occupied properties	1,352	68	984	231,870	234,274
Non owner occupied properties 4,525		—	5,327	238,047	247,899
Construction	220	—	5,329	102,062	107,611
Consumer
Credit card balances	102	83	—	5,852	6,037
Other consumer	67	—	51	10,391	10,509
Municipal obligations	—	—	—	23,573	23,573

Total	$11,814	$414	$20,648	$1,074,312	$1,107,188

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 3 - LOANS (Continued)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

Special Mention. Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution’s credit position at some future date.

Substandard. Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful. Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

	Pass	Special Mention	Substandard	Doubtful	Not Rated	Total
Commercial	$191,690	$9,415	$15,555	$—	—	$216,660
Residential real estate
Home equity lines of credit	—	—	871	6	93,309	94,186
Multifamily properties	35,483	1,303	911	—	—	37,697
Other residential real estate	40,975	137	9,186	—	78,444	128,742
Nonresidential real estate
Owner occupied properties	207,137	5,052	22,085	—	—	234,274
Non owner occupied properties	224,111	5,117	1 8,671	—	—	247,899
Construction	86,524	4,350	16,737	—	—	107,611
Consumer
Credit card balances	—	—	—	—	6,037	6,037
Other consumer	—	—	14	2	10,493	10,509
Municipal obligations	23,573	—	—	—		23,573

Total	$809,493	$25,374	$84,030	$8	$188,283	$1,017,188

Not rated loans represent the homogenous pools risk category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2010	2009
Land and improvements	$7,818	$7,818
Leasehold improvements	1,792	1,748
Buildings	18,770	18,455
Furniture, fixtures and equipment	10,720	9,815

Total	39,100	37,836
Accumulated depreciation	(15,930)	(14,248)

Net premises and equipment	$23,170	$23,588

Depreciation expense was $1,781, $1,673, and $1,602 for 2010, 2009, and 2008, respectively. Year-end depreciation expense included an additional $100 impairment expense for the Walton banking center that is no longer in use. This property is currently held for sale.

NOTE 5 - ACQUISITIONS

On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank, located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This acquisition was consistent with the Bank’s strategy to strengthen and expand its northern Kentucky market share. The acquisition offers the Bank the opportunity to increase profitability by introducing our existing retail and commercial products and services to the acquired customer base, as well as to add new customers in the expanded market. This transaction also included the deposits of two additional branches in northern Kentucky where the banking offices were excluded. This transaction added $76 million in deposits and $51 million in loans. The deposits were purchased at a premium of 6.50%, while the loans were purchased at an approximate 1% discount. The acquisition included a core deposit intangible asset of $1,579 and goodwill of $5,310. The results of operations for this acquisition have been included since the transaction date of December 11, 2009. In a separate transaction, the Bank also bought an additional $49 million in loans from Integra Bank in the third quarter and $7 million in the fourth quarter of 2009 at an approximate 1% discount. None of these purchased loans have shown evidence of credit deterioration since origination. Expenses associated with this transaction, approximately $200, were included in the other non-interest expense category on the income statement.

On December 31, 2009, the Bank completed the purchase of the Tapke Asset Management, LLC (“TAM”). TAM was an independent investment advisory firm, headquartered in Fort Wright, Kentucky. TAM was one of northern Kentucky’s largest independent investment advisory firms managing each client’s individual portfolios focused on their core equity, fixed income or balanced objectives. The purchase was consistent with the Bank’s strategy to strengthen and grow the Trust Department revenue and to give the Bank’s current customers access to more products and services backed by a team of investment professionals. The entire staff of TAM joined the Bank’s current team of investment associates, and will service the combined portfolio and clients going forward. As a result, the Bank oversees in excess of $676 million in client assets for year ended December 31, 2010. The expenses related to this transaction were not material to the financial statements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 5 - ACQUISITIONS (Continued)

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

NOTE 6 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

Goodwill did not change in 2010. The Integra Bank transaction included $5,310 in additional goodwill and the TAM transaction included $1,370 in additional goodwill in 2009. Further details of these transactions are included in Note 5.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2010		2009
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangibles	$5,947	$4,034	$5,947	$3,240
Trade name intangibles	165	95	165	—
Noncompete agreement intangibles	320	184	320	—
Other customer relationship intangibles	4,695	3,239	4,695	2,840

Total	$11,127	$7,552	$11,127	$6,080

Aggregate amortization expense was $1,472, $1,094, and $1,278 for 2010, 2009 and 2008, respectively.

Estimated amortization expense for each of the next five years:

2011	$840
2012	661
2013	531
2014	419
2015	347

NOTE 7 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $138,413 and $161,109 at year-end 2010 and 2009.

Scheduled maturities of time deposits are as follows:

2011	$314,324
2012	108,703
2013	15,862
2014	1,584
2015	1,887

$442,360

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 7 - INTEREST BEARING DEPOSITS (Continued)

Deposits from directors and their affiliates at year-end 2010 and 2009 were $11,074 and $8,257, comprising 0.78% and 0.61% of total deposits at those dates.

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2010	2009
Retail repurchase agreements	23,419	21,669

	$23,419	$21,669

In the first quarter of 2009, the Company paid off the $4,400 outstanding on the $10,000 revolving credit line from US Bank and closed the line. The line of credit was closed as a result of certain restrictive covenants and non usage fees being added to the note. The credit line was secured with 100% of the voting shares of the Bank. Repurchase agreements outstanding at year-end 2010 had remaining maturities ranging from one day up to one year.

Information regarding repurchase agreements for the years ended December 31, 2010 and 2009 is presented below:

	2010	2009
Average balance during the year	$22,497	$21,164
Maximum month end balance during the year	25,472	24,222
Average rate paid during the year	.60%	.88%
Year-end weighted average rate	.53%	.79%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following:

	2010	2009
FHLB advances	$10,000	$6,000
Subordinated debentures	38,557	38,557
Other notes payable	204	224

	$48,761	$44,781

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2010	2009
Convertible fixed rate advances with maturity in 2010 and an interest rate of 5.01%	$—	$6,000
Fixed rate advances with maturity in 2013 and an interest rate of 1.35%	5,000	—
Fixed rate advances with maturity in 2014 and an interest rate of 1.72%	5,000	—

	$10,000	$6,000

There are no principal payments on FHLB advances scheduled in 2011, only monthly interest payments.

In March 2008, the Bank issued $20,000 of LIBOR plus 1.75% floating rate subordinated debentures to USB Capital Resources, Inc. The debentures may be redeemed any time after March 2013 at face value. Final maturity is March of 2018. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 2 capital for regulatory capital purposes.

In May of 2007, The Bank of Kentucky Capital Trust II (the “Trust”), a trust subsidiary of the Company, issued $18,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities (“Trust Preferred Securities”) as part of a pooled offering. The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2012 at face value. The final maturity date is May of 2037. The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557 aggregate principal amount of junior subordinated debentures issued by the Company. These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037. The subordinated debentures are classified as liabilities on the balance sheet and count as Tier 1 capital for regulatory capital purposes, subject to certain limitations.

Other notes payable included a capitalized lease obligation.

The Bank maintains a $175,000 letter of credit from the Federal Home Loan Bank of Cincinnati (“FHLB”). The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 10 - PREFERRED STOCK

On February 13, 2009, the Company entered into a Letter Agreement with the United States Department of Treasury (the “Treasury Department”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), pursuant to which the Company issued 34,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) for a total price of $34,000. The Series A Preferred Stock is to pay cumulative dividends at an annual dividend rate of 5% for the first five years and thereafter at annual dividend rate of 9%. No cash dividends can be paid to common stockholders unless all dividends on the Series A Preferred Stock have been declared and paid in full (or an amount sufficient for the payment of the dividends on the Series A Preferred Stock has been set aside for the payment of such dividends). Pursuant to the American Recovery and Reinvestment Act of 2009, the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator.

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

On December 22, 2010, the Company repurchased $17,000 of the outstanding $34,000 of Series A Preferred Stock, issued in February 2009 to the Treasury Department pursuant to the TARP CPP.

As part of the CCP, any increase in the Company’s dividend level on its common shares from the September 2008 semi-annual payment of $.28 per share must be approved by the Treasury Department.

NOTE 11 - STOCK OFFERING

On November 22, 2010 the Company completed its public offering of 1,765,588 shares of its common stock at $17.00 per share, for net proceeds, after underwriting discount and expenses, of approximately $28,200. The number of shares sold includes 230,294 shares purchased by the underwriter pursuant to its over-allotment option, which was exercised in full.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 12 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $210, $171 and $294 for the years ended December 31, 2010, 2009 and 2008, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $2,463 and $1,976 at December 31, 2010 and 2009, respectively. Expense related to the program was $487, $205 and $623 for the years ended December 31, 2010, 2009 and 2008.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan which provide for the issuance of up to 1,200,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period. The options lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $307, $494, and $642 for 2010, 2009 and 2008, respectively. The total income tax benefit was $0, $23, and $27.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2010	2009	2008
Risk-free interest rate	—%	1.64%	3.36%
Expected term	- years	6.8 years	6.9 years
Expected stock price volatility	—%	18.49%	17.69%
Dividend yield	—%	2.65%	1.83%

No options were granted in 2010.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 13 - STOCK-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2010 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	616,245	$25.31
Granted	—
Exercised	—
Forfeited or expired	(92,515)	27.29

Outstanding at end of year	523,730	$24.96	3.90	$—

Exercisable at end of year	402,689	$25.26	3.15	$—

The Company expects approximately 99,000 of the nonvested shares to become exercisable.

Information related to the stock option plan during each year follows:

	2010	2009	2008
Intrinsic value of options exercised	$—	$39	$27
Cash received from option exercises	—	193	44
Tax benefit realized from option exercises	—	13	7
Weighted average fair value/share of options granted		2.80	4.18

As of December 31, 2010, there was $361 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.42 years.

NOTE 14 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2010	2009	2008
Income tax/(benefit)
Currently payable	$5,300	$5,154	$5,462
Deferred	(772)	(2,007)	(446)

	$4,528	$3,147	$5,016

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 14 - FEDERAL INCOME TAXES (Continued)

	2010	2009	2008
Statutory rate applied to income before income taxes	$5,669	$4,167	$5,725
Tax exempt income	(668)	(616)	(334)
Company owned life insurance income	(325)	(313)	(261)
Incentive stock options	107	150	194
Low-income housing tax credit	(249)	(248)	(248)
Historic tax credit	—	—	(35)
Other	(6)	7	(25)

	$4,528	$3,147	$5,016

Year-end deferred tax assets and liabilities were due to the following factors:

	2010	2009
Deferred tax assets from:
Allowance for loan losses	$5,136	$4,361
Benefit plans	1,062	923
Premises and equipment	682	563
Net operating loss carryforward	3,675	4,005
Acquisition intangibles	511	394
Other	304	113

	11,370	10,359
Deferred tax liabilities for:
FHLB stock dividends	(952)	(961)
Acquisition intangibles	(2,244)	(2,007)
Net unrealized gain on available-for-sale securities	(462)	(491)
Other	(44)	(33)

	(3,702)	(3,492)

Net deferred tax asset	$7,668	$6,867

At year end 2010, the Company had net operating loss carry forwards from a 2007 acquisition of approximately $10,653, which expire beginning in 2022 and have an annual limitation by section 382 of the Internal Revenue Code. No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before expiration.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 14 - FEDERAL INCOME TAXES (Continued)

The Company had no unrecognized tax benefits as of January 1, 2010 and 2009 and did not recognize any increase in unrecognized benefits during 2010 or 2009 relative to any tax positions taken in 2010 and 2009. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2010 and 2009. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2006.

NOTE 15 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2010	2009	2008
Basic
Net income available to common shareholders	$9,425	$6,968	$11,341

Weighted average common shares outstanding	5,858,619	5,615,458	5,621,186

Basic earnings per common share	$1.61	$1.24	$2.02

Diluted
Net income available to common shareholders	$9,425	$6,968	$11,341

Weighted average common shares outstanding for basic earnings per common share	5,858,619	5,615,458	5,621,186
Add: Dilutive effects of assumed exercises of stock options	—	5,541	2,579
Add: Dilutive effects of assumed exercise of stock warrant	—	37,157	—

Average shares and dilutive potential common shares	5,858,619	5,658,156	5,623,765

Diluted earnings per common share	$1.61	$1.23	$2.02

Stock options for 523,730, 564,685 and 574,100 shares of common stock were not considered in computing diluted earnings per common share for 2010, 2009 and 2008 because they were antidilutive. Also, 274,784 and 0 warrants were not considered in computing diluted earnings per common share for 2010 and 2009 because they were antidilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 16 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $870, $929, and $1,065 for 2010, 2009 and 2008, respectively. Minimum lease payments at December 31, 2010 for all non-cancelable leases were as follows:

2011	$657
2012	614
2013	486
2014	364
2015	111
Thereafter	96

Total minimum lease payments	$2,328

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2010		2009
	Fixed Rate	Variable Rate	Fixed Rate	Variable Rate
Commitments to make loans (at market rates)	$6,149	13,818	$1,534	8,543
Unused lines of credit	—	273,418	—	258,770
Unused letters of credit	—	52,859	—	49,902

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 4.75% to 6.50% in 2010 and 4.00% to 6.50% in 2009.

At December 31, 2010 and 2009, the Bank was required to have $8,122 and $5,325, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University granted to the Bank the naming rights for the new Northern Kentucky University Arena constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore, the Bank is paying $6,000 in seven equal annual installments beginning after substantial completion and opening of the Arena which occurred in September 2009. The cost of the naming rights will be amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2009.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

NOTE 17 - INTEREST RATE CONTRACTS

As a result of loans acquired through the Integra Bank acquisition in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no material net earnings impact. The notional amount of interest rate swaps at December 31, 2010 was $10,701 and $7,288 on December 31, 2009 with maturities ranging from four to eight years. The current fair value of these swaps was $716 and $675 at December 31, 2010 and 2009, respectively and is included in other assets and other liabilities for the value of each of the swaps.

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

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2010, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2010 and 2009, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

There have been no subsequent conditions or events that management believes have changed the institution’s category.

The consolidated and Bank’s capital amounts and ratios, at December 31, 2010 and 2009 are presented below:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Consolidated	$184,077	13.77%	$106,930	8.00%	N/A	N/A
Bank	180,545	13.52%	106,842	8.00%	$133,553	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$147,361	11.02%	$53,465	4.00%	N/A	N/A
Bank	143,833	10.77%	53,421	4.00%	$80,132	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$147,361	9.41%	$62,669	4.00%	N/A	N/A
Bank	143,833	9.22%	62,404	4.00%	$78,005	5.00%

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total Capital to risk weighted assets
Consolidated	$162,444	12.02%	$108,093	8.00%	N/A	N/A
Bank	158,878	11.77%	108,000	8.00%	$134,999	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$127,291	9.42%	$54,046	4.00%	N/A	N/A
Bank	123,725	9.16%	54,000	4.00%	$81,000	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$127,291	8.94%	$56,984	4.00%	N/A	N/A
Bank	123,725	8.73%	56,720	4.00%	$70,900	5.00%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

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

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE

Disclosures About Fair Value of Assets and Liabilities:

Accounting standards establish a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued using Level 3 inputs as there is no readily observable market activity. Management determines the value of this security based on expected cash flows, the credit quality of the security, and current market interest rates. Based on the credit and interest rate characteristics of this security, fair value approximates amortized cost.

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

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
	Total December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$145,067	—	145,067	—
U.S. government agency mortgage backed	99,256	—	99,256	—
Corporate	1,125	—	—	1,125
Derivatives	716	—	716	—

Total	$246,164	—	245,039	1,125

Liabilities
Derivatives	$716	—	716	—

Total	$716	—	716	—

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$99,562	$—	$99,562	$—
U.S. government agency mortgage backed	83,098	—	83,098	—
Corporate	1,185	—	—	1,185
Derivatives	675	—	675	—

Total	$184,520	$—	$183,335	$1,185

Liabilities
Derivatives	$675	$—	$675	$—

Total	$675	$—	$675	$—

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

There were no gains or losses included in earnings for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2010 and 2009. The change in level 3 securities was due to paydowns.

There were no changes in unrealized gains and losses recorded in other comprehensive income for the year ended December 31, 2010 and 2009 for Level 3 assets and liabilities that are still held at December 31, 2010 and 2009.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at December 31, 2010 Using:
	Total December 31 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$16,780	$—	$9,302	$7,478
Commercial	611	—	—	611
Nonresidential real estate	8,731	—	4,700	4,031
Residential real estate	2,371	—	850	1,521
Construction	5,067	—	3,752	1,315

		Fair Value Measurements at December 31, 2009 Using:
	Total December 31 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Impaired loans	$26,222	$—	$11,730	$14,496

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $22,524, with a valuation allowance of $5,744, resulting in reduction in provision for loan losses of $172 for 2010. For December 31, 2009, impaired loans, had a gross carrying amount of $32,142, with a valuation allowance of $5,916, resulting in an additional provision for loan losses of $2,484.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

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

Financial instruments at year-end were as follows at December 31:

	2010		2009
	Carrying Value	Fair Value	Carrying Value	Fair Value
Financial assets
Cash and cash equivalents	$172,664	$172,664	$98,738 $	98,738
Interest-bearing deposits with banks	100	100	100	100
Available-for-sale securities	245,448	245,448	183,845	183,845
Held-to-maturity securities	39,778	40,262	30,722	31,275
Loans held for sale	15,279	15,279	6,798	6,798
Loans (net)	1,088,641	1,086,874	1,139,831	1,132,167
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,456	4,456	4,504	4,504
Derivative assets	716	716	675	675

Financial liabilities
Deposits	(1,422,312)	(1,428,667)	(1,343,272)	(1,344,179)
Short-term borrowings	(23,419)	(23,419)	(21,669)	(21,669)
Notes payable	(48,761)	(42,897)	(44,781)	(37,294)
Accrued interest payable	(2,711)	(2,711)	(3,856)	(3,856)
Standby letters of credit	(342)	(342)	(303)	(303)
Derivative liabilities	(716)	(716)	(675)	(675)

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2010 and 2009

	2010	2009
Assets
Cash	$3,163	$3,183
Investment in bank subsidiary	173,841	155,567
Investment in unconsolidated trust	557	557
Other assets	538	609

	$178,099	$159,916

Liabilities and shareholders’ equity
Subordinated debentures	18,557	18,557
Other liabilities	172	226

Total liabilities	18,729	18,783

Shareholders’ equity	159,370	141,133

	$178,099	$159,916

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Dividends from subsidiary	$3,000	$3,000	$21,000
Interest expense	(330)	(465)	(1,494)
Operating expenses	(520)	(681)	(931)
Tax benefit	188	246	637

Income before equity in undistributed income of the Bank	2,338	2,100	19,212

Equity in undistributed income (dividends in excess of earnings) of the Bank	9,333	6,660	(7,871)

Net income	$11,671	$8,760	$11,341

Preferred stock dividend and discount accretion	(2,246)	(1,792)	—
Net income available to common shareholders	$9,425	$6,968	$11,341

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2010, 2009 and 2008

	2010	2009	2008
Cash flows from operating activities
Net income	$11,671	$8,760	$11,341

Adjustments to reconcile net income to net cash from operating activities
(Equity in undistributed income)/dividends in excess of earnings	(9,333)	(6,660)	7,871
Other changes	430	701	449

Net cash from operating activities	2,768	2,801	19,661

Cash flows from investing activities
Cash paid for acquisition		—	—
Contribution to Bank	(9,000)	(25,000)	—
Net change in investment in unconsolidated Subsidiary	—	—	526

Net cash from investing activities	(9,000)	(25,000)	526

Cash flows from financing activities
Net change in short-term borrowings	—	(4,400)	2,200
Proceeds from issuance of common stock	28,173	—	—
Proceeds from issuance of preferred stock and warrant net	—	33,946	—
Redemption of preferred stock	(17,000)	—	—
Redemption of subordinated debentures		—	(17,526)
Dividends paid on common stock	(3,174)	(3,144)	(3,038)
Dividends paid on preferred stock	(1,787)	(1,284)
Exercise of stock options	—	206	51
Stock repurchase and retirement	—	—	(1,865)

Net cash from financing activities	6,212	25,324	(20,178)

Net change in cash	(20)	3,125	9

Cash at beginning of year	3,183	58	49

Cash at end of year	$3,163	$3,183	$58

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 21 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	2010	2009	2008
Unrealized holding gains on available-for-sale securities	$(88)	$607	$1,240
Reclassification adjustment for losses (gains) realized in income	—	(728)	—

Net unrealized gains (losses)	(88)	(121)	1,240
Tax effect	(30)	41	(408)

	$(58)	$(80)	$832

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2010, 2009 and 2008

(Dollar amounts in thousands, except share and per share amounts)

NOTE 22 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2010 and 2009.

	2010
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Earnings Per Common Share
						Basic	Diluted
Quarter ended
March 31	$16,773	$3,839	$12,934	$4,500	$1,350	$.24	$.24
June 30	16,813	3,359	13,454	4,500	2,096	.37	.37
September 30	16,694	3,102	13,592	3,500	3,013	.53	.53
December 31	16,402	2,973	13,429	3,000	2,966	.46	.46

	2009
	Interest Income	Interest Expense	Net Interest Income	Provision for Loan Losses	Net Income Available to Common Shareholders	Earnings Per Common Share
						Basic	Diluted
Quarter ended
March 31	$15,113	$4,877	$10,236	$1,525	$2,558	$.46	$.46
June 30	15,528	4,550	10,978	2,800	1,552	.28	.27
September 30	15,787	4,370	11,417	4,000	1,039	.19	.18
December 31	16,322	4,160	12,162	4,500	1,819	.32	.32

(Continued)

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2010, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of The Bank of Kentucky Financial Corporation has prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

The Bank of Kentucky Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of management, including The Bank of Kentucky Financial Corporation’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system, and tests of the effectiveness of internal controls.

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2010. Management’s internal control over financial reporting as of December 31, 2010 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

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

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 11.	Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

Item 14.	Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2011 Annual Meeting of Shareholders.

PART IV

Item 15.	Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of March 2011.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below on March 11, 2011, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger
Martin J. Gerrety	Charles M. Berger
Treasurer and Assistant Secretary	Director
(principal financial officer and principal accounting officer)

/s/ Robert W. Zapp	/s/ Rodney S. Cain
Robert W. Zapp	Rodney S. Cain
President, Chief Executive Officer and Director (principal executive officer)	Director

/s/ Mary Sue Rudicill	/s/ John E. Miracle, D.M.D.
Mary Sue Rudicill	John E. Miracle, D.M.D.
Director	Director

/s/ Harry J. Humpert	/s/ Herbert H. Works
Harry J. Humpert	Herbert H. Works
Director	Director

/s/ Barry G. Kienzle	/s/ Ruth Seligman Doering
Barry G. Kienzle	Ruth Seligman Doering
Director	Director

/s/ John S. Cain
John S. Cain
Director

INDEX TO EXHIBITS

Exhibit Number	Description
2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Articles of Incorporation of The Bank of Kentucky Financial Corporation, including all amendments through February 12, 2009(2)

3.2	Second Amended and Restated By-laws of The Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

4.3	Warrant to Purchase up to 274,784 Shares of Common Stock of The Bank of Kentucky Financial Corporation(4)

4.4	Form of Series A Preferred Stock Certificate(5)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan(6)

10.3	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan(7)

10.4	Amendment to the Bank of Kentucky, Inc. Executive Deferred Contribution Plan, dated November 17, 2010(8)

10.5	The Bank of Kentucky, Inc. Executive Private Pension Plan(7)

10.6	Amendment to the Bank of Kentucky, Inc. Executive Private Pension Plan, dated November 17, 2010(8)

10.7	Amendment to the Bank of Kentucky, Inc. Group Insurance Endorsement Plan(7)

10.8	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(7)

10.9	Letter Agreement (including the Securities Purchase Agreement--Standard Terms) between The Bank of Kentucky Financial Corporation and the United States Department of the Treasury, dated as of February 13, 2009(9)

10.10	Form of Waiver, executed by each of the Senior Executive Officers(9)

10.11	Form of Letter Agreement between The Bank of Kentucky Financial Corporation and each of the Senior Executive Officers(9)

10.12	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan Trust Agreement, dated November 17, 2010(8)

21	Subsidiaries of The Bank of Kentucky Financial Corporation

23	Consent of Crowe Horwath LLP

31.1	Section 302 Certification of Robert W. Zapp, Chief Executive Officer

31.2	Section 302 Certification of Martin J. Gerrety, Treasurer and Assistant Secretary

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

99.1	Certification of Robert W. Zapp, Chief Executive Officer, pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 14, 2002.
(2)	Incorporated by reference to the Annual Report on Form 10-K, filed with the SEC on March 13, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on September 24, 2008.
(4)	Incorporated by reference to the Form 8-K, filed with the SEC on December 9, 2002.
(5)	Incorporated by reference to the Form S-8, filed with the SEC on October 2, 1997.
(6)	Incorporated by reference to the Form 8-K, filed with the SEC on April 25, 2007.
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004.
(8)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 23, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 19, 2009.