Form 10-Q
period 2011-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2011-05-06
CIK 934547

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2011

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No  ☒

As of April 21, 2011, 7,432,295 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION
PART  I  FINANCIAL INFORMATION

Item 1. Financial Statements
THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data - unaudited)
	March 31 2011	December 31 2010
Assets
Cash and cash equivalents	$97,712	$172,664
Interest bearing deposits with banks	250	100
Available-for-sale securities	288,155	245,448
Held-to-maturity securities	39,866	39,778
Loans held for sale	1,223	15,279
Total loans	1,118,136	1,106,009
Less: Allowances for loan losses	17,688	17,368
Net loans	1,100,448	1,088,641
Premises and equipment, net	22,856	23,170
FHLB stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles, net	3,353	3,575
Cash surrender value of life insurance	31,962	25,199
Accrued interest receivable and other assets	24,763	24,182
Total assets	$1,637,436	$1,664,884

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,390,706	$1,422,312
Short-term borrowings	24,667	23,419
Notes payable	48,756	48,761
Accrued interest payable and other liabilities	12,289	11,022
Total liabilities	1,476,418	1,505,514

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,432,295 (2011) and 7,432,295 (2010) shares issued and outstanding	3,098	3,098
Additional paid-in capital	33,954	33,903
Preferred stock, no par value, $17,000 liquidation value, 34,000 shares authorized and 17,000 shares issued and outstanding	16,835	16,790
Retained earnings	105,857	104,683
Accumulated other comprehensive income	1,274	896
Total shareholders’ equity	161,018	159,370
Total liabilities and shareholders’ equity	$1,637,436	$1,664,884

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(Dollars in thousands, except per share data - unaudited)

	2011	2010
INTEREST INCOME
Loans, including related fees	$14,321	$15,265
Securities and other	1,678	1,508
Total interest income	15,999	16,773

INTEREST EXPENSE
Deposits	2,397	3,545
Borrowings	254	294
Total interest expense	2,651	3,839

Net interest income	13,348	12,934
Provision for loan losses	3,000	4,500
Net interest income after provision for loan losses	10,348	8,434

NON-INTEREST INCOME
Service charges and fees	2,157	2,267
Mortgage banking income	278	322
Company owned life insurance earnings	263	237
Bankcard transaction revenue	789	672
Net securities gains	231	-
Other	1,205	1,107
Total non-interest income	4,923	4,605

NON-INTEREST EXPENSE
Salaries and benefits	4,754	4,565
Occupancy and equipment	1,248	1,450
Data processing	494	461
Advertising	323	248
Other	3,530	3,889
Total non-interest expense	10,349	10,613

INCOME BEFORE INCOME TAXES	4,922	2,426
Less: income taxes	1,410	566
NET INCOME	$3,512	$1,860
Preferred stock dividend and discount accretion	257	510
Net Income available to common shareholders	$3,255	$1,350
Net income per common share:
Earnings per share, basic	$.44	$.24
Earnings per share, diluted	$.44	$.24

  See accompanying notes.

 THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31
(Dollars in thousands, except per share data -unaudited)

	2011	2010

Balance January 1	$159,370	$141,133
Comprehensive income:
Net income	3,512	1,860
Change in net unrealized gain(loss), net of tax	378	204
Total comprehensive income	3,890	2,064

Cash dividends paid	(2,081)	(1,587)
Stock-based compensation expense	51	78
Paid and accrued dividends on preferred stock	(212)	(425)
Balance March 31	$161,018	$141,263

Dividends per share	$0.28	$0.28

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31
 (Dollars in thousands - unaudited)

	2011	2010

Cash Flows from Operating Activities

Net income	$3,512	$1,860
Adjustments to reconcile net income to net cash
From operating activities	18,514	6,789
Net cash from operating activities	22,026	8,649

Cash Flows from Investing Activities

Net change in interest bearing balances	(150)	-
Proceeds from paydowns and maturities of held-to-maturity securities	2,364	1,155
Proceeds from paydowns and maturities of available-for-sale securities	35,530	66,105
Purchases of held-to-maturity securities	(2,460)	-
Purchases of available-for-sale securities	(91,346)	(93,406)
Purchases of company owned life insurance	(6,500)	-
Net change in loans	(15,171)	7,775
Proceeds from the sale of other real estate	146	735
Proceeds from the sale of securities	13,367	-
Property and equipment expenditures	(102)	(795)
Net cash from investing activities	(64,322)	(18,431)

Cash Flows from Financing Activities

Net change in deposits	(31,606)	33,196
Net change in short-term borrowings	1,248	1,164
Cash dividends paid	(2,293)	(2,012)
Payments on note payable	(5)	(5)
Net cash from financing activities	(32,656)	32,343

Net change in cash and cash equivalents	(74,952)	22,561
Cash and cash equivalents at beginning of period	172,664	98,738
Cash and cash equivalents at end of period	$97,712	$121,299

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2011
(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”).  All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles.  Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented.  These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three month period.  Diluted earnings per share are computed assuming that average stock options and warrants outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period.  The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2011 and 2010, were 461,942 and 544,105, respectively.  The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2011	2010
Weighted average shares outstanding	7,432,295	5,666,707
Dilutive effects of assumed exercises of stock options and warrants	26,925	14,808
Shares used to compute diluted earnings per share	7,459,220	5,681,515

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

The Company recorded stock option expense of $51,000, with no tax effect in the first quarter of 2011 and $78,000, with no tax effect in the first quarter of 2010.

Note 5 – Cash and Cash Equivalents:

Cash and cash equivalents include cash on hand, amounts due from banks, federal funds sold and investments in money market mutual funds.  The Company reports net cash flows for customer loan and deposit transactions, interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

Note 6 – Reclassification:

Certain prior period amounts have been reclassified to conform to the current period presentation. Such reclassifications have no effect on previously reported net income or shareholders’ equity.

Note 7 – New Accounting Pronouncements:

In January 2010, the FASB issued an update (ASU No. 2010-06, Improving Disclosures about Fair Value Measurements) impacting FASB ASC 820-10, Fair Value Measurements and Disclosures.  The amendments in this update require new disclosures about significant transfers in and out of Level 1 and Level 2 fair value measurements.  The amendments also require a reporting entity to provide information about activity for purchases, sales, issuances and settlements in Level 3 fair value measurements and clarify disclosures about the level of disaggregation and disclosures about inputs and valuation techniques.  This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2009 and did not have a material impact on the Company's consolidated financial position or results of operations.

Recently Issued and Not Yet Effective Accounting Standards:

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. This guidance is effective for interim and annual reporting periods beginning after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  For purposes of measuring impairment on newly identified troubled debt restructurings, the amendments should be applied prospectively for the first interim or annual period beginning on or after June 15, 2011.  This amendment is not expected to have a material impact on the Company’s consolidated financial position or results of operations.

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):
		Gross	Gross
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
March 31, 2011	Cost	Gains	Losses	Value

U.S. government, federal agencies and government sponsored enterprises	$186,420	$496	$(526)	$186,390
U.S. government residential mortgage-backed	98,679	2,154	(193)	100,640
Corporate	1,125	-	-	1,125
	$286,224	$2,650	$(719)	$288,155

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
December 31, 2010	Cost	Gains	Losses	Value

U.S. government, federal agencies and government sponsored enterprises	$145,536	$407	$(876)	$145,067
U.S. government residential mortgage-backed	97,429	2,095	(268)	99,256
Corporate	1,125	-	-	1,125
	$244,090	$2,502	$(1,144)	$245,448

The carrying amount, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2011
Municipal and other obligations	$39,866	$928	$(46)	$40,748

2010
Municipal and other obligations	$39,778	$713	$(229)	$40,262

The fair value of debt securities and carrying amount, if different, at March 31, 2011 by contractual maturity were as follows, with securities not due at a single maturity date, primarily mortgage backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Carrying	Fair
	Cost	Value	Value	Value
Due in one year or less	$-	$-	$2,024	$2,034
Due after one year through five years	160,031	159,915	21,403	21,820
Due after five years through ten years	26,389	26,475	10,179	10,634
Due after ten years	1,125	1,125	6,260	6,260
U.S. government agency mortgage-backed	98,679	100,640	-	-

	$286,224	$288,155	$39,866	$40,748

Proceeds on the sale of $13,367,000 of available-for-sale securities resulted in gains of $231,000 for the first three months of 2011, with no losses.  There were no sales of available-for-sale securities in 2010.

Management evaluates securities for other-than-temporary impairment (“OTTI”) at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation.  Investment securities classified as available-for-sale or held-to-maturity are evaluated for OTTI under ASC 320, Accounting for Certain Investments in Debt and Equity Securities.

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the entity has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery.  The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

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

As of March 31, 2011, the Bank’s security portfolio consisted of 175 securities, 47 of which were in an unrealized loss position of $765.  There was no other-than-temporary-impairment of securities at March 31, 2011. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and its likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At March 31, 2011, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at March 31, 2011.

At March 31, 2011 and December 31, 2010, securities with a carrying value of $273,756 and $244,220 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$82,869	$(526)	$-	$-	$82,869	$(526)
U.S. government mortgage-backed	21,440	(193)	-	-	21,440	(193)
Municipal & other obligations	11,169	(46)	-	-	11,169	(46)

Total temporarily impaired	$115,478	$(765)	$-	$-	$115,478	$(765)

December 31, 2010
U.S. government, federal agencies and government sponsored enterprises	$63,952	$(876)	$-	$-	$63,952	$(876)
U.S government mortgage-backed	15,899	(268)	-	-	15,899	(268)
Municipal & other obligations	12,813	(229)	-	-	12,813	(229)

Total temporarily impaired	$92,664	$(1,373)	$-	$-	$92,664	$(1,373)

Note 9 - Loans

Loan balances were as follows:
	3/31/2011	12/31/2010
Commercial	$218,891	$216,660
Residential real estate	260,651	260,625
Nonresidential real estate	494,769	482,173
Construction	105,683	107,611
Consumer	16,285	16,546
Municipal obligations	23,016	23,573
Gross loans	1,119,295	1,107,188
Less: Deferred loan origination fees and discount	(1,159)	(1,179)
Allowance for loan losses	(17,688)	(17,368)

Net loans	$1,100,448	$1,088,641

Activity in the allowance for loan losses was as follows for the three months ended March 31, 2011:
	3/31/2011	3/31/2010

Beginning balance	$17,368	$15,153
Provision charged to operations	3,000	4,500
Loans charged off	(2,866)	(4,138)
Recoveries	186	92

Ending balance	$17,688	$15,607

The following tables present the activity in the allowance for loan losses for the three months ending March 31, 2011 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2011 and December 31, 2010.

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
March 31, 2011
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	349	38	1,515	983	130	(15)	3,000
Loans charged off	(532)	(329)	(1,252)	(506)	(247)	-	(2,866)
Recoveries	22	38	2	-	124	-	186

Total ending allowance balance	$3,279	$2,178	$8,391	$3,627	$173	$40	$17,688

Ending allowance balance attributable to loans
Individually evaluated for impairment	$503	$444	$3,122	$2,296	$-	$-	$6,365
Collectively evaluated for impairment	2,776	1,734	5,269	1,331	173	40	11,323

Total ending allowance balance	$3,279	$2,178	$8,391	$3,627	$173	$40	$17,688

Loans
Loans individually evaluated for impairment	$1,408	$3,611	$13,311	$8,467	$-	$-	$26,797
Loans collectively evaluated for impairment	217,483	257,040	481,458	97,216	16,285	23,016	1,092,498

Total ending loans balance	$218,891	$260,651	$494,769	$105,683	$16,285	$23,016	$1,119,295

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
December 31, 2010
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$595	$399	$3,365	$1,385	$-	$-	$5,744
Collectively evaluated for impairment	2,845	2,032	4,761	1,765	166	55	11,624

Total ending allowance balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368

Loans
Loans individually evaluated for impairment	$1,769	$2,828	$15,583	$5,776	$-	$-	$25,956
Loans collectively evaluated for impairment	214,891	257,797	466,590	101,835	16,546	23,573	1,081,232

Total ending loans balance	$216,660	$260,625	$482,173	$107,611	$16,546	$23,573	$1,107,188

The following table presents loans individually evaluated for impairment by class of loans as of March 31, 2011:

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$310	$310	$-	$310	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	34	34	-	34	-	-
Other	145	145	-	202	-	-

Nonresidential real estate
Owner occupied properties	67	67	-	781	-	-
Non owner occupied properties	544	544	-	635	-	-

Construction	-	-	-	305	-	-

With an allowance recorded
Commercial	1,098	1,098	503	1,279	3	-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	872	872	134	1,026	14	14
Other	2,560	2,560	310	1,958	17	17

Nonresidential real estate
Owner occupied properties	2,108	2,108	312	2,027	-	-
Non owner occupied properties	10,592	10,592	2,810	11,005	46	46

Construction	8,467	8,467	2,296	6,817	49	43

Total	$26,797	$26,797	$6,365	$26,379	$129	$120

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$310	$310	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	34	34	-
Other	259	259	-

Nonresidential real estate
Owner occupied properties	725	725	-
Non owner occupied properties	1,495	1,495	-

Construction	609	609	-

With an allowance recorded
Commercial	1,459	1,459	595

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,180	1,180	57
Other	1,355	1,355	342

Nonresidential real estate
Owner occupied properties	1,946	1,946	460
Non owner occupied properties	11,417	11,417	2,905

Construction	5,167	5,167	1,385

Total	$25,956	$25,956	$5,744

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of March 31, 2011 and December 31, 2010:
			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2011	2010	2011	2010
Commercial	$1,458	$4,749	$288	$-
Residential real estate
Home equity lines of credit	894	728	-	-
Multifamily properties	-	34	-	-
Other residential real estate	2,746	3,446	-	263

Nonresidential real estate
Owner occupied properties	2,538	984	33	68
Non owner occupied properties	7,680	5,327	-	-

Construction	4,373	5,329	284	-

Consumer
Credit card	-	-	32	83
Other consumer	46	51	-	-

Municipal obligations	-	-	-	-
Total	$19,735	$20,648	$637	$414

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
March 31, 2011
Commercial	$973	$288	$1,458	$216,172	$218,891
Residential real estate
Home equity lines of credit	318	-	894	92,085	93,297
Multifamily properties	-	-	-	36,873	36,873
Other residential real estate	5,522	-	2,746	122,213	130,481

Nonresidential real estate
Owner occupied properties	3,099	33	2,538	229,746	235,416
Non owner occupied properties	707	-	7,680	250,966	259,353

Construction	2,012	284	4,373	99,014	105,683

Consumer
Credit card balances	46	32	-	5,828	5,906
Other consumer	16	-	46	10,317	10,379

Municipal obligations	-	-	-	23,016	23,016

Total	$12,693	$637	$19,735	$1,086,230	$1,119,295

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2010
Commercial	$1,836	$-	$4,749	$210,075	$216,660
Residential real estate
Home equity lines of credit	141	-	728	93,317	94,186
Multifamily properties	-	-	34	37,663	37,697
Other residential real estate	3,571	263	3,446	121,462	128,742

Nonresidential real estate
Owner occupied properties	1,352	68	984	231,870	234,274
Non owner occupied properties	4,525	-	5,327	238,047	247,899
Construction	220	-	5,329	102,062	107,611

Consumer
Credit card balances	102	83	-	5,852	6,037
Other consumer	67	-	51	10,391	10,509

Municipal obligations	-	-	-	23,573	23,573

Total	$11,814	$414	$20,648	$1,074,312	$1,107,188

Troubled Debt Restructurings:

The Company has allocated $1,282 and $1,436 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2011 and December 31, 2010.  The Company has not committed to lend additional amounts as of March 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  The Company uses the following definitions for risk ratings:

Special Mention.  Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

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

Doubtful.  Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions and values, highly questionable and improbable.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
March 31, 2011
Commercial	$195,250	$8,599	$15,042	$-	-	$218,891
Residential real estate
Home equity lines of credit	-	-	868	27	92,402	93,297
Multifamily properties	35,968	-	905	-	-	36,873
Other residential real estate	43,589	1,563	8,047	-	77,282	130,481

Nonresidential real estate
Owner occupied properties	207,665	5,678	22,073	-	-	235,416
Non owner occupied properties	235,544	5,299	18,510	-	-	259,353
Construction	86,069	3,820	15,794	-	-	105,683

Consumer
Credit card balances	-	-	-	-	5,906	5,906
Other consumer	-	-	12	-	10,367	10,379
Municipal obligations	23,016	-	-	-		23,016
Total	$827,101	$24,959	$81,251	$27	$185,957	$1,119,295

(1)  Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2010
Commercial	$191,690	$9,415	$15,555	$-	-	$216,660
Residential real estate
Home equity lines of credit	-	-	871	6	93,309	94,186
Multifamily properties	35,483	1,303	911	-	-	37,697
Other residential real estate	40,975	137	9,186	-	78,444	128,742

Nonresidential real estate
Owner occupied properties	207,137	5,052	22,085	-	-	34,274
Non owner occupied properties	224,111	5,117	1 8,671	-	-	247,899
Construction	86,524	4,350	16,737	-	-	107,611

Consumer
Credit card balances	-	-	-	-	6,037	6,037
Other consumer	-	-	14	2	10,493	10,509
Municipal obligations	23,573	-	-	-		23,573
Total	$809,493	$25,374	$84,030	$8	$188,283	$1,017,188

(1) Not rated loans represent the homogenous pools risk category.

Note 10 –Fair Value:
Accounting guidance establishes a fair value hierarchy which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

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

The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs).  One corporate security is valued using Level 3 inputs as there is no readily observable market activity.  Management determines the value of this security based on expected cash flows, the credit quality of the security and current market interest rates.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements at
		March 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$186,390	$-	$186,390	$-
U.S. government agency mortgage backed	100,640	-	100,640	-
Corporate	1,125	-	-	1,125
Derivatives	701	-	701	-
Total	$288,856	$-	$287,731	$1,125

Liabilities
Derivatives	$701	$-	$701	$-
Total	$701	$-	$701	$-

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$145,067	-	145,067	-
U.S. government agency mortgage backed	99,256	-	99,256	-
Corporate	1,125	-	-	1,125
Derivatives	716	-	716	-
Total	$246,164	-	245,039	1,125

Liabilities
Derivatives	$716	-	716	-
Total	$716	-	716	-

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2011.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2011 for Level 3 assets and liabilities that are still held at March 31, 2011.

Assets and Liabilities Measured on a Non-Recurring Basis
(Dollars in thousands)
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$182	$-	$-	$182
Nonresidential real estate	9,013	-	4,623	4,390
Residential real estate	1,692	-	517	1,175
Construction	8,444	-	922	7,522

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$611	$-	$-	$611
Nonresidential real estate	8,731	-	4,700	4,031
Residential real estate	2,371	-	850	1,521
Construction	5,067	-	3,752	1,315

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $25,696, with a valuation allowance of $6,365, resulting in an increase in provision for loan losses of $621 for 2011.  For December 31, 2010, impaired loans had a gross carrying amount of $22,524, with a valuation allowance of $5,744, resulting in a reduction in provision for loan losses of $172.

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

The carrying amounts and estimated fair values of financial instruments, at March 31, 2011 and December 31, 2010 are as follows (in thousands):

	March 31,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets
Cash and cash equivalents	$97,712	$97,712	$172,664	$172,664
Interest-bearing deposits with banks	250	250	100	100
Available-for-sale securities	288,155	288,155	245,448	245,448
Held-to-maturity securities	39,866	40,748	39,778	40,262
Loans held for sale	1,223	1,223	15,279	15,279
Loans (net)	1,100,448	1,099,701	1,088,641	1,086,874
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,383	4,383	4,456	4,456
Derivative assets	701	701	716	716

Financial liabilities
Deposits	$(1,390,706)	$(1,394,462)	$(1,422,312)	$(1,428,667)
Short-term borrowings	(24,667)	(24,667)	(23,419)	(23,419)
Notes payable	(48,756)	(44,288)	(48,761)	(42,897)
Accrued interest payable	(2,465)	(2,465)	(2,711)	(2,711)
Standby letters of credit	(250)	(250)	(342)	(342)
Derivative assets	(701)	(701)	(716)	(716)

The estimated fair value approximates carrying amounts for all items except those described below.  Estimated fair value for both securities available-for-sale and held to maturity is as previously described for securities available-for-sale.  It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes for similar loans.  Estimated fair value for loans is based on the interest rates charged at period-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid.  Estimated fair value for time deposits is based on the interest rates paid at period end for new deposits, applied until maturity.  Estimated fair value of debt is based on current interest rates for similar financing.  Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.

Note 11- Preferred Stock:

On February 13, 2009, the Company entered into a Letter Agreement with the United States Department of Treasury (the “Treasury Department”) under the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”), pursuant to which the Company issued 34,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (the “Series A Preferred Stock”) for a total price of $34 million.  The Series A Preferred Stock is to pay cumulative dividends at an annual dividend rate of 5% for the first five years and thereafter at an annual dividend rate of 9%.  No cash dividends can be paid to common shareholders unless all dividends on the Series A Preferred Stock have been declared and paid in full (or an amount sufficient for the payment of the dividends on the Series A Preferred Stock has been set aside for the payment of such dividends).  Pursuant to the American Recovery and Reinvestment Act of 2009, the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator.

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

On December 22, 2010, the Company repurchased $17 million of the outstanding $34 million of Series A Preferred Stock, issued in February 2009 to the Treasury Department pursuant to the TARP CPP.

As part of the CPP, any increase in the Company’s dividend level on its common shares from the September 2008 semi-annual payment of $.28 per share must be approved by the Treasury Department.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this quarterly report. References to “we,” “us,” and “our” in this section refer to BKFC and its subsidiaries, including the Bank, unless otherwise specified or unless the context otherwise requires.

FORWARD-LOOKING STATEMENTS

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

•
general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses or a reduced demand for credit or fee-based products and services;

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

•
changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act and any regulations promulgated thereunder;

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

BKFC has prepared all of the consolidated financial information in this quarterly report on Form 10-Q for the period ended March 31, 2011 (this “Report”) in accordance with GAAP.  In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

We have identified the accounting policy related to the allowance for loan losses as critical to the understanding of BKFC’s results of operations, since the application of this policy requires significant management assumptions and estimates that could result in reporting materially different amounts if conditions or underlying circumstances were to change.

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The allowance for loan losses is maintained at a level the Bank considers to be adequate and is based upon ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans.  Loan losses are charged and recoveries are credited to the allowance for loan losses.  Provisions for loan losses are based on the Bank’s review of its historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses.  The Bank’s strategy for credit risk management includes a combination of well-defined credit policies, uniform underwriting criteria and ongoing risk monitoring and review processes for all commercial and consumer credit exposures.  The credit risk management strategy also includes assessments of compliance with commercial and consumer policies, risk ratings and other important credit information.  The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality.  The Bank strives to identify potential problem loans early and promptly undertake the appropriate actions necessary to mitigate or eliminate the increasing risk identified in these loans.

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies.  A loan is considered impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan.  The specific reserve component is an estimate of loss based upon an impairment review of larger loans that are considered impaired.  The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts with respect to a particular loan, the Bank utilizes one of the following methods for determining the proper impairment of a loan:

•	the present value of expected future cash flows of a loan;
•	the market price of the loan based upon readily available information for that type of loan; and
•	the fair value of collateral.

The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the fair market value of the collateral, less the estimated cost to liquidate.  For non-collateral dependent loans (such as accruing troubled debt restructurings, which we refer to as TDRs), the allowance is based on the present value of expected future cash flows discounted by the loan’s effective interest rate.  A small portion of the Bank’s loans which are impaired under the ASC 310 process carry no specific reserve allocation.  These loans were reviewed for impairment and are considered adequately collateralized with respect to their respective outstanding principal loan balances.  The majority of these loans are loans which have had their respective impairment (or specific reserve) amounts charged off, or are loans related to other impaired loans which continue to have a specific reserve allocation.  It is the Bank’s practice to maintain these impaired loans, as analyzed and provided for in the ASC 310 component of the allowance for loan losses, to avoid the double counting of any estimated losses that may have been included in the ASC 450-10 component of the allowance for loan losses.

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

If a partially charged-off loan has been restructured in a manner that is reasonably assured of repayment and performance according to prudently modified terms, and has sustained historical payment performance for a reasonable period of time prior to and/or after the restructuring, it may be returned to accrual status and classified as a TDR loan.  However, if the above conditions can not be reasonably met, the loan remains on non-accrual status.

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

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality.  Factors that management considers in this analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in the mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards and an examination of results from bank regulatory agencies and an internal review by the Bank’s Risk Management and Credit Administration divisions.

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

OVERVIEW

Economic Overview

The U.S. economy began the first quarter of 2011 accelerating strongly and ended with slight deceleration.  The primary factor behind the deceleration was higher oil prices.  Unemployment finished the quarter at 8.8% and real GDP came in at 1.8%, down from December 31, 2010 figures of 9.4% and 3.1%, respectively.  Full year 2011 forecasts for unemployment and GDP are 8.70% and 2.90%, reflective of a continued moderate expansion.

2011 First Quarter Performance Overview

The results of the first quarter of 2011 reflect improving credit metrics, continued revenue growth and increased expense control.  The first quarter 2011 results also benefited from the 50% reduction in preferred stock dividends and amortization as a result of the December 2010 repurchase of $17 million of the outstanding $34 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), previously issued to the Treasury Department as part of the TARP CPP program.  The 83% increase in diluted earnings per share for the first quarter of 2011 as compared to the same period in 2010, was the result of a 33% reduction in the provisioning for loan losses, 4% growth in revenue and a 2% decrease in noninterest expense as compared to the same period in 2010.  The reduction in the provision for loan losses was accompanied by lower levels of non-performing loans and charged-off loans from both the previous year and on a sequential basis from the fourth quarter of 2010.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at March 31, 2011 were $1,637,436,000 as compared to $1,664,884,000 at December 31, 2010, a decrease of $27,448,000 (2%). Cash and cash equivalents decreased $74,952,000 (43%) from $172,644,000 at December 31, 2010 to $97,712,000 at March 31, 2011.  Loans outstanding increased $12,127,000 (1%) from $1,106,009,000 at December 31, 2010 to $1,118,136,000 at March 31, 2011, while available-for-sale securities and cash surrender value of life insurance increased $42,707,000 (17%) and $6,763,000 (27%), respectively, from December 31, 2010 to March 31, 2011.

As Table 1 illustrates, the increase in the loan portfolio in the first quarter of 2011 was the result of an increase in commercial real estate loans of $12,596,000 (3%) and was offset with a decrease in construction and land development loans of $1,928,000 (2%).  The quarterly increase in loans in the first quarter of 2011 was the first quarterly increase in loans since the fourth quarter of 2009.  Management expects continued loan growth in 2011 as the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Contributing to the decrease in cash and cash equivalents at March 31, 2011 was the decrease in deposits and the increase in available-for-sale securities as compared to December 31, 2010.

Driving the 27% increase in the cash surrender value of life insurance was the purchase of an additional $6,500,000 in Bank owned life insurance policies. These policies generate a return in the form of added cash surrender value earnings, which are used to offset personnel benefit cost.

Deposits decreased $31,606,000 (2%) to $1,390,706,000 at March 31, 2011, compared to $1,422,312,000 at December 31, 2010.  The largest decrease in deposits came from interest bearing transaction deposits which decreased $16,492,000, or 4% from December 31, 2010.  The Bank’s interest bearing transaction accounts include public fund accounts which decreased $20,629,000 or 7% from the end of 2010.  Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the Federal Home Loan Bank (the “FHLB”).

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	March 31, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$494,769	44.2%	$482,173	43.6%
One- to four-family residential real estate loans	260,651	23.3	260,625	23.5
Commercial loans	218,891	19.6	216,660	19.6
Consumer loans	16,285	1.4	16,546	1.5

Construction and land development loans	105,683	9.4	107,611	9.7
Municipal obligations	23,016	2.1	23,573	2.1
Total loans	$1,119,295	100.0%	$1,107,188	100.0%
Less:
Deferred loan fees	1,159		1,179
Allowance for loan losses	17,688		17,368
Net loans	$1,100,448		$1,088,641

Type of Deposit:
Non interest bearing deposits	$245,960	17.7%	$261,117	18.4%
Interest bearing transaction deposits	376,384	27.1	392,876	27.6
Money market deposits	251,846	18.1	250,120	17.6
Savings deposits	83,524	6.0	75,770	5.3
Certificates of deposits	364,525	26.2	374,345	26.3
Individual retirement accounts	68,467	4.9	68,084	4.8
Total deposits	$1,390,706	100.0%	$1,422,312	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common shareholders for the quarter ended March 31, 2011 was $3,255,000 ($.44 diluted earnings per share) as compared to $1,350,000 ($.24 diluted earnings per share) during the same period of 2010, an increase of $1,905,000 (141%).  The primary reason for the substantial increase in net income from the first quarter of 2010 as compared to the first quarter of 2011 was a $1,500,000 (33%) decrease in the provision for loan losses, which was reflective of improving credit metrics as compared to the first quarter of 2010.  Additionally, total revenue increased by $732,000 (4%), and noninterest expense decreased by $264,000 (2%) for the first quarter of 2011 as compared to the same period of 2010.  As described above in the section entitled “Overview,” the first quarter 2011 results also reflect a decrease of $253,000 (50%) in Preferred Stock dividends and amortization.  The increase in revenue for the first quarter of 2011 as compared to the first quarter of 2010 included a $414,000 (3%) increase in net interest income and $318,000 (7%) increase in non-interest income.  Contributing to the increase in non-interest income were gains on the sale of securities, which increased $231,000 (100%) from the first quarter of 2010.  Contributing to the decrease in non-interest expense was a $163,000 (42%) reduction in the amortization of intangible assets and a $117,000 (32%) decrease in loan collection expense. Contributing to the decrease in the provision for loan losses was lower levels of net charge-offs and non-performing loans in the first quarter of 2011 versus the same period in 2010.

NET INTEREST INCOME

Net interest income increased $414,000 (3%) in the first quarter of 2011 as compared to the same period in 2010.  As illustrated in Table 4, both the volume and rate variances had a positive impact on net interest income in the first quarter of 2011 as compared with the first quarter of 2010.  Table 3 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $27,000 and by a positive rate variance by $437,000.  As illustrated in Table 2, average earning assets increased $75,766,000 or 5% from the first quarter of 2010 to the first quarter of 2011, while average interest bearing liabilities only increased $13,657,000 or 1% in the same period.  As further illustrated in Table 4, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $1,143,000, which was offset by a $706,000 decrease in interest income as a result of rate.  Driving the decrease in interest expense were time deposits, which contributed $762,000 or 67% of the decrease in interest expense as a result of rate.  While BKFC benefited from low rates in the first quarter of 2011, if rates were to continue to fall in 2011, the effect on BKFC is expected to be negative, as shown and explained below.

As illustrated in Table 2, the net interest margin of 3.63% for the first quarter of 2011 was 6 basis points lower than the 3.69% net interest margin for the first quarter of 2010.  The cost of interest bearing liabilities decreased 40 basis points from 1.27% for the first quarter of 2010 to .87% in the first quarter of 2011, while the yield on earning assets decreased 43 basis points from 4.77% for the first quarter of 2010 to 4.34% for the first quarter of 2011.  Contributing to the decrease in the net interest margin from the first quarter of 2010 was the mix of earning assets.  The average balance in securities, which yielded 2.27% in the first quarter of 2011, increased on average $86,051,000 (40%) from the first quarter of 2010, while the average balance in loans, which yielded 5.29% in the first quarter of 2011, decreased by $44,622,000 (4%) from the first quarter of 2010.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results.  As shown below, the March 31, 2011 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates.  As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

 Net interest income estimates are summarized below.
	Net Interest Income Change
Increase 200 bp	(2.48	) %
Increase 100 bp	(1.15)
Decrease 100 bp	(4.51)
Table 2 sets forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated.  Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented.  Average balances are daily averages for the Bank and include non-accruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2011 and 2010 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2011			Three Months ended March 31, 2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,108,477	$14,462	5.29%	$1,153,099	$15,397	5.42%
Securities (2)	302,331	1,692	2.27	216,280	1,510	2.83
Other interest-earning assets	111,484	138	0.50	77,147	109	0.57

Total interest-earning assets	1,522,292	16,292	4.34	1,446,526	17,016	4.77

Non-interest-earning assets	127,655			125,648
Total assets	$1,649,947			$1,572,174

Interest-bearing liabilities:
Transaction accounts	729,022	671	0.37	702,534	950	0.55
Time deposits	439,361	1,726	1.59	458,603	2,595	2.29
Borrowings	73,555	254	1.41	67,144	294	1.78
Total interest-bearing liabilities	1,241,938	2,651	.87	1,228,281	3,839	1.27

Non-interest-bearing liabilities	247,815			202,695

Total liabilities	1,489,753			1,430,976

Shareholders’ equity	160,194			141,198

Total liabilities and shareholders’ equity	$1,649,947			$1,572,174

Net interest income		$13,641			$13,177
Interest rate spread			3.47%			3.50%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.63%			3.69%
Effect of net free funds (earning assets funded by non- interest bearing liabilities)			0.16%			0.19%
Average interest-earning assets to interest-bearing liabilities	122.57%			117.77%

(1)	Includes non-accrual loans.
(2)
Income presented on a tax equivalent basis using a 34.83% and 34.00% tax rate in the first quarters of 2011 and 2010, respectively. The tax equivalent adjustment was $293,000 and $243,000 in the first quarters of 2011 and 2010, respectively.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2011 Compared to Three months ended March 31, 2010
	Increase (Decrease)

	Due to Volume	Due to Rate	Total
Interest income attributable to:
Loans receivable	$(596)	$(318)	$(914)

Securities	533	(372)	161
Other interest-earning assets(1)	45	(16)	29

Total interest-earning assets	(18)	(706)	(724)

Interest expense attributable to:
Transaction accounts	35	(314)	(279)
Time deposits	(107)	(762)	(869)
Borrowings	27	(67)	(40)

Total interest-bearing liabilities	(45)	(1,143)	(1,188)

Increase (decrease) in net interest income	$27	$437	$464

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

Like many other financial institutions, the Bank has been significantly affected by the national economic downturn that began over three years ago.  While the Bank has experienced an increase in defaults and foreclosures in this economic period, the levels of such activity have been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Management believes that with the continuing economic uncertainty, high unemployment rates and depressed real estate values, the resulting pressure on earnings will remain above historical levels.  This will include continuing higher than historic levels of charge-offs in the loan portfolio and, as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet.  Higher provisions will lead to lower earnings and slower capital growth.  Management also believes that the current economic conditions will lead to lower demand for loans within all loan types, especially real estate related requests.

As discussed above, the provision for loan losses reflected the current deep economic downturn facing the country and the region.  Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, on a sequential basis there are signs of improvement which have allowed provision expense to decrease from its previous levels.  The provision for loan losses was $3,000,000 for the first quarter of 2011, compared to $4,500,000 for the same period in 2010.  The decrease of $1,500,000 (33%) reflected a decrease in the level of non-performing loans and net charge-offs in the first quarter of 2011 as compared to the same period in 2010. For the first quarter of 2011, net charge-offs were $2,680,000 or .98% of average loan balances compared to 2010 figures of $4,046,000 or 1.41% of average loan balances.  As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $20,372,000 (1.82% of loans outstanding) at March 31, 2011, compared to $21,806,000 (1.91% of loans outstanding) at March 31, 2010.   Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers.  Management continues to monitor the non-performing relationships and has established appropriate reserves.

The aggregate amounts of the Bank’s classified assets at March 31, 2011 and December 31, 2010 were as follows:

	3/31/11	12/31/10
	(Dollars in thousands)
Special mention (risk rating 6)	$24,959	$25,374
Substandard (risk rating 7 & 8)	81,251	84,030
Doubtful (risk rating 9)	27	8

Total classified assets	$106,237	$109,412

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $21,455,000 at March 31, 2011 versus $23,341,000 at March 31, 2010.  This represents 1.32% of total assets at March 31, 2011 compared to 1.47% at March 31, 2010.

Accruing Troubled Debt Restructurings (TDRs).  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral.  Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $3,294,000 at March 31, 2011 versus $6,332,000 at March 31, 2010.  The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”).  The increase in the ALL was directionally consistent in 2011 with the change in the credit metrics and the current economic conditions since March 31, 2010.   The ALL increased  $2,081,000 (13%) from $15,607,000 at March 31, 2010 to $17,688,000 at March 31, 2011, which increased the allowance for loan losses as a percentage of total loans from 1.37% at March 31, 2010, to 1.58% at March 31, 2011.  Removing the loans purchased from Integra Bank N.A. (“Integra”) in December of 2009, the ALL would be approximately 1.73% of loans.   The loans from Integra were purchased at a discount of .98%, and current accounting does not allow this discount to be added to the ALL.  The amount of the allowance allocated to impaired loans at the end of the first quarter of 2011 was $6,365,000, which was up $1,551,000 from $4,814,000 at March 31, 2010.  The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Report.  Contributing to both the increase in charge-offs and in the ALL during the current economic environment is the significant decrease in real estate values. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the first quarter of 2010 to the first quarter of 2011.  The Bank does not originate or purchase sub-prime loans for its portfolio.  Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.  Management believes these economic strains will continue through 2011 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2011	2010

Balance of allowance at beginning of period	$17,368	$15,153
Recoveries of loans previously charged off:
Commercial loans	39	8
Consumer loans	126	83
Mortgage loans	21	1
Total recoveries	186	92
Loans charged off:
Commercial loans	2,290	3,000
Consumer loans	234	865
Mortgage loans	342	273
Total charge-offs	2,866	4,138
Net charge-offs	(2,680)	(4,046)
Provision for loan losses	3,000	4,500
Balance of allowance at end of period	$17,688	$15,607

Net charge-offs to average loans outstanding for period	0.98%	1.41%

Allowance at end of period to loans at end of period	1.58%	1.37%

Allowance to non-performing loans at end of period	87%	72%

Table 5 - Analysis of non-performing loans for the periods indicated (in thousands)

	March 31, 2011	December 31, 2010

Loans accounted for on a non-accrual basis:
Nonresidential real estate	10,218	6,311
Residential real estate	3,640	4,208
Construction	4,373	5,329
Commercial	1,458	4,749
Consumer and other	46	51
Total	19,735	20,648
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	33	68
Residential real estate	-	263
Construction	284	-
Commercial	288	-
Consumer and other loans	32	83
Total	637	414
Total non-performing loans	20,372	21,062
Non-performing loans as a percentage of total loans	1.82%	1.90%
Accruing restructured loans	3,294	6,135
Other real estate owned	1,083	795

NON-INTEREST INCOME

Table 6-Major components of non-interest income (in thousands)

	Three Months ended March 31,
Non-interest income:	2011	2010

Service charges and fees	$2,157	$2,267
Net securities gains	231	-
Mortgage banking income	278	322
Trust fee income	663	550
Bankcard transaction revenue	789	673
Company owned life insurance earnings	263	237
Gain/(loss) on other real estate owned	16	141
Other	526	415

Total non-interest income	$4,923	$4,605

As illustrated in Table 6, total non-interest income increased $318,000 (7%) for the first three months of 2011, from $4,605,000 at March 31, 2010 to $4,923,000 at March 31, 2011.  Contributing to the increase in non-interest income was a $231,000 (100%) increase in net securities gains.   Other increases for the three months ended March 31, 2011, included trust fee income (up $113,000 or 21% from March 31, 2010) and bankcard transaction revenue (up $116,000 or 17% from March 31, 2010), which were offset by lower gains on other real estate owned (down $125,000 or 89% from March 31, 2010) and lower service charges and fees (down $110,000 or 5% from March 31, 2010).  The Bank took advantage of the current low interest rate environment to sell $13,367,000 of available-for-sale mortgage backed securities for a $231,000 gain.    The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the Treasury Department and therefore their credit quality was not negatively affected by the current economic recession. Contributing to the increase in trust fee income was the rise in the stock market from the first quarter of 2010 which resulted in higher market values of the trust accounts.  The decrease in service charges and fees reflects lower overdraft charges as a result of the new banking regulations limiting fees charged on overdrafts initiated by electronic transactions, which began in August of 2010.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. Management expects bankcard revenue to decrease significantly in 2011 as a result of proposed rules under the Dodd-Frank Act, anticipated to become effective during 2011, that will govern the interchange fees that merchants pay to banks for certain debit card transactions.

NON-INTEREST EXPENSE

Table 7-Major components of non-interest expense (in thousands)

	Three Months ended March 31,
Non-interest expense:	2011	2010

Salaries and benefits	$4,754	$4,565
Occupancy and equipment	1,248	1,450
Data processing	494	461
Advertising	323	248
Electronic banking	307	282
Outside servicing fees	237	470
State bank taxes	536	490
Other real estate owned and loan collection	253	370
Amortization of intangible assets	221	384
FDIC insurance	583	585
Other	1,393	1,308

Total non-interest expense	$10,349	$10,613

As illustrated in Table 7, non-interest expense decreased to $10,349,000 in the first three months of 2011 from $10,613,000 in the same period of 2010, a decrease of $264,000 (2%).  Contributing to the decrease in non-interest expense was occupancy and equipment expense (down $202,000 or 14% from March 31, 2010), amortization of intangible assets (down $163,000 or 42% from March 31, 2010) and other real estate owned and loan collection expense (down $117,000 or 32% from March 31, 2010) which were partially offset with an increase in salaries and benefits expense (up $189,000 or 4% from March 31, 2010) in the first three months of 2011 compared to the same period in 2010.  Contributing to this decrease in occupancy and equipment expense was a $100,000 write down of a banking office in the first quarter of 2010 that is currently available-for-sale.  The other real estate owned and loan collection expense reflects the improving credit metrics, while the decrease in amortization of intangible assets reflects the drop off in the amortization of intangibles associated with the 2002 Peoples Bancorporation transaction, which were fully amortized at the end of 2010.

INCOME TAX EXPENSE

During the first quarter of 2011, income tax expense increased $844,000 (149%) from $566,000 in the first quarter of 2010 to $1,410,000 in the same period of 2011 as a result of higher earnings.  For the first quarter of 2011, the effective tax rate increased to 28.64% compared to 23.33% for the same period of 2010. Contributing to the increase in the effective tax rates was a decrease in tax free income as compared to income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $74,952,000, from $172,664,000 at December 31, 2010 to $97,712,000 at March 31, 2011.

The Company’s total shareholders’ equity increased $1,648,000 from $159,370,000 at December 31, 2010 to $161,018,000 at March 31, 2011.  In the first three months of 2011, the Company paid a cash dividend of $.28 per share totaling $2,081,000 to common shareholders and $212,000 to preferred shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand.  The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.  The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice.  Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2011, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $50,668,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more.  At March 31, 2011, the Bank's leverage and total risk-based capital ratios were 9.17% and 13.78% respectively, which exceed the well-capitalized thresholds.

In 2009, the Company filed a universal shelf registration statement on Form S-3 that was declared effective in November, 2010. This registration statement permits the Company to engage in offerings of up to $50 million aggregate principal amount of debt securities, common stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing. The Company utilized the shelf registration to conduct a $30 million common stock offering completed in December, 2010. As of the date of this report, $20 million of unused capacity remains available for future use. We may in the future utilize the unused portion of our existing shelf registration statement, or any future registration statements that we may file with the SEC, to conduct subsequent registered debt or equity offerings.

On February 13, 2009, the Company entered into a Letter Agreement with the Treasury Department under the TARP CPP, pursuant to which the Company issued 34,000 shares of Series A Preferred Stock for a total price of $34 million.  The Series A Preferred Stock is to pay cumulative dividends at an annual dividend rate of 5% for the first five years and thereafter at an annual dividend rate of 9%.  No cash dividends can be paid to common shareholders unless all dividends on the Series A Preferred Stock have been declared and paid in full (or an amount sufficient for the payment of the dividends on the Series A Preferred Stock has been set aside for the payment of such dividends).  Pursuant to the American Recovery and Reinvestment Act of 2009, the Company may redeem the Series A Preferred Stock at any time, subject to the approval of its primary federal regulator.

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

On December 22, 2010, the Company repurchased $17 million of the outstanding $34 million of Series A Preferred Stock, issued in February 2009 to the Treasury Department pursuant to the TARP CPP.

As part of the TARP CPP, any increase in the Company’s dividend level on its common shares from the September 2008 semi-annual payment of $.28 per share must be approved by the Treasury Department.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no other significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2010.  For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2010.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2010.  For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2010.  Market risk is discussed further under the heading “Net Interest Income” above.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be included in the reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2011, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Bank of Kentucky Financial Corporation

Date:	May 6, 2011	/s/ Robert W. Zapp
Robert W. Zapp
President
(principal executive officer)

Date:	May 6, 2011_	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)