Form 10-Q
period 2011-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2011-08-05
CIK 934547

United States Securities and Exchange Commission
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For quarterly period ended June 30, 2011

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

As of July 11, 2011, 7,432,995 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART  I  FINANCIAL INFORMATION
Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands - unaudited)

	June 30 2011	December 31 2010
Assets
Cash and cash equivalents	$61,098	$172,664
Interest bearing deposits with banks	250	100
Available-for-sale securities	277,784	245,448
Held-to-maturity securities	42,168	39,778
Loans held for sale	1,107	15,279
Total loans	1,128,511	1,106,009
Less: Allowances for loan losses	17,816	17,368
Net loans	1,110,695	1,088,641
Premises and equipment, net	22,576	23,170
FHLB stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles, net	3,139	3,575
Cash surrender value of life insurance	32,241	25,199
Accrued interest receivable and other assets	23,813	24,182
Total assets	$1,601,719	$1,664,884
Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,355,284	$1,422,312
Short-term borrowings	20,610	23,419
Notes payable	48,750	48,761
Accrued interest payable and other liabilities	10,682	11,022
Total liabilities	1,435,326	1,505,514

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,432,995 (2011) and 7,432,295 (2010) shares issued and outstanding	3,098	3,098
Additional paid-in capital	34,018	33,903
Preferred stock, no par value, $17,000 liquidation value, 34,000 shares authorized and 17,000 shares issued and outstanding (2011)	16,882	16,790
Retained earnings	109,392	104,683
Accumulated other comprehensive income	3,003	896
Total shareholders’ equity	166,393	159,370
Total liabilities and shareholders’ equity	$1,601,719	$1,664,884

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(Dollars in thousands, except per share data - unaudited)
	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
INTEREST INCOME
Loans, including related fees	$14,612	$15,309	$28,933	$30,574
Securities and other	1,811	1,504	3,489	3,012
Total interest income	16,423	16,813	32,422	33,586

INTEREST EXPENSE
Deposits	2,142	3,061	4,539	6,606
Borrowings	254	298	508	592
Total interest expense	2,396	3,359	5,047	7,198

Net interest income	14,027	13,454	27,375	26,388
Provision for loan losses	3,000	4,500	6,000	9,000
Net interest income after provision for loan losses	11,027	8,954	21,375	17,388

NON-INTEREST INCOME
Service charges and fees	2,424	2,622	4,581	4,889
Mortgage banking income	228	337	506	659
Net securities gains	-	-	231	-
Company owned life insurance earnings	279	231	542	468
Bankcard transaction revenue	859	749	1,648	1,420
Trust fee income	723	602	1,386	1,152
Other	461	399	1,003	957
Total non-interest income	4,974	4,940	9,897	9,545

NON-INTEREST EXPENSE
Salaries and benefits	5,045	4,764	9,799	9,329
Occupancy and equipment	1,241	1,187	2,489	2,637
Data processing	467	443	961	904
Advertising	399	314	722	562
Other	3,483	3,608	7,013	7,497
Total non-interest expense	10,635	10,316	20,984	20,929

INCOME BEFORE INCOME TAXES	5,366	3,578	10,288	6,004
Less: income taxes	1,572	968	2,982	1,534
NET INCOME	$3,794	$2,610	$7,306	$4,470
Preferred stock dividend and discount accretion	(259)	(514)	(516)	(1,024)
Net Income available to common shareholders	$3,535	$2,096	$6,790	$3,446
Comprehensive Income	$5,523	$3,993	$9,413	$6,057
Net income per common share:
Earnings per share, basic	$.48	$.37	$.91	$.61
Earnings per share, diluted	$.47	$.37	$.91	$.61

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30
(Dollars in thousands, except per share data - unaudited)

	2011	2010

Balance January 1	$159,370	$141,133
Comprehensive income:
Net income	7,306	4,470
Change in net unrealized gain(loss), net of tax	2,107	1,587
Total comprehensive income	9,413	6,057

Cash dividends paid	(2,081)	(1,587)
Exercise of stock options (700 (2011) and 0 (2010) shares), including tax benefit	13	-
Stock-based compensation expense	101	157
Accrued dividends on preferred stock	(425)	(850)
Balance June 30	$166,393	$144,910

Dividends per share	$0.28	$0.28

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30
 (Dollars in thousands - unaudited)

	2011	2010

Cash Flows from Operating Activities

Net income	$7,306	$4,470
Adjustments to reconcile net income to net cash From operating activities	22,192	8,170
Net cash from operating activities	29,498	12,640

Cash Flows from Investing Activities

Net change in interest bearing balances	(150)	-
Proceeds from paydowns and maturities of held-to-maturity securities	4,019	2,800
Proceeds from paydowns and maturities of available-for-sale securities	95,626	98,559
Purchases of held-to-maturity securities	(6,428)	(1,286)
Purchases of available-for-sale securities	(139,408)	(117,934)
Purchases of company owned life insurance	(6,500)	-
Net change in loans	(31,700)	23,244
Proceeds from the sale of other real estate	2,684	1,693
Proceeds from the sale of securities	13,367	-
Property and equipment expenditures	(235)	(1,017)
Net cash from investing activities	(68,725)	6,059

Cash Flows from Financing Activities

Net change in deposits	(67,028)	(42,323)
Net change in short-term borrowings	(2,809)	(3,572)
Proceeds from exercise of stock options	14	-
Cash dividends paid	(2,505)	(2,437)
Payments on note payable	(11)	(11)
Net cash from financing activities	(72,339)	(48,343)

Net change in cash and cash equivalents	(111,566)	(29,644)
Cash and cash equivalents at beginning of period	172,664	98,738
Cash and cash equivalents at end of period	$61,098	$69,094

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2011
(unaudited, dollars in thousands)

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

Note 3 – Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares outstanding during the three and six month periods.  Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period.  For the three months ended June 30, 2011 and 2010, 326,682 and 837,204 options were not considered, as they were not dilutive, and for the six months ended June 30, 2011 and 2010, 399,160 and 846,830 options were not considered, as they were not dilutive.  The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Weighted average shares outstanding	7,432,487	5,666,707	7,432,391	5,666,707
Dilutive effects of assumed exercises of stock options and warrants	69,244	-	48,539	-
Shares used to compute diluted earnings per share	7,501,731	5,666,707	7,480,930	5,666,707

Note 4 – Stock Compensation:

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan (the “Plan”), which provides for the issuance of up to 1,200,000 shares of common stock.  The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant.  For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The Company recorded stock option expense of $51,000 (net of taxes) and $101,000 (net of taxes) in the three and six months ended June 30, 2011, and $79,000 (net of taxes) and $157,000 ($157,000 net of taxes) in the three and six months ended June 30, 2010.

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

Note 7 – New Accounting Pronouncements:

In April 2011, the FASB issued an update (ASU No. 2011-04, Fair Value Measurement) to existing guidance on fair value measurement.  There are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.  The following disclosure requirements for public companies were added as a result of the update:

•
Level 3 measurements - qualitative discussion of the sensitivity of fair value to changes in unobservable inputs as well as quantitative disclosures about unobservable inputs and assumptions developed by the reporting entity and used in a level 3 measurement.  This disclosure requirement would not apply when the entity utilizes 3rd party pricing information without adjustment.

•	The reasons for when the highest and best use of a non-financial asset differs from its current use.
•	All transfers between level 1 and level 2, not just significant transfers.
•	The ASC 825 fair value table (i.e. FAS 107 table) is now required to be presented by hierarchy level.

The amendments in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011.

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

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) were as follows (in thousands):

		Gross	Gross
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2011
U.S. government, federal agencies and government sponsored enterprises	$168,102	$1,144	$(3)	$169,243
U.S. government residential mortgage-backed	104,007	3,457	(48)	107,416
Corporate	1,125	-	-	1,125
	$273,234	$4,601	$(51)	$277,784

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U.S. government, federal agencies and government sponsored enterprises	$145,536	$407	$(876)	$145,067
U.S. government residential mortgage-backed	97,429	2,095	(268)	99,256
Corporate	1,125	-	-	1,125
	$244,090	$2,502	$(1,144)	$245,448

The carrying amount, unrecognized gains and losses and fair value of securities held to maturity were as follows:
		Gross	Gross
Held-to-Maturity	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
2011
Municipal and other obligations	$42,168	$1,063	$(27)	$43,204

2010
Municipal and other obligations	$39,778	$713	$(229)	$40,262

The fair value of debt securities and carrying amount, if different, at June 30, 2011 by contractual maturity were as follows, with securities not due at a single maturity date, primarily mortgage backed securities, shown separately:

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Carrying	Fair
	Cost	Value	Value	Value
Due in one year or less	$-	$-	$2,710	$2,741
Due after one year through five years	129,681	130,547	16,597	17,055
Due after five years through ten years	38,421	38,696	16,601	17,148
Due after ten years	1,125	1,125	6,260	6,260
U.S. government agency mortgage-backed	104,007	107,416	-	-

	$273,234	$277,784	$42,168	$43,204

Proceeds on the sale of $13,367,000 of available-for-sale securities resulted in gains of $231,000 for the first six months of 2011, with no losses.  There were no sales of available-for-sale securities in 2010.

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

As of June 30, 2011, the Bank’s security portfolio consisted of 181 securities, 19 of which were in an unrealized loss position of $78.  There was no other-than-temporary-impairment of securities at June 30, 2011. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-Backed Securities

At June 30, 2011, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at June 30, 2011.

At June 30, 2011 and December 31, 2010, securities with a carrying value of $286,580 and $244,220, respectively, were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at June 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2011
U.S. government, federal agencies and government sponsored enterprises	$5,089	$(3)	$-	$-	$5,089	$(3)
U.S. government mortgage-backed	13,263	(48)	-	-	13,263	(48)
Municipal & other obligations	5,802	(27)	-	-	5,802	(27)

Total temporarily impaired	$24,154	$(78)	$-	$-	$24,154	$(78)

December 31, 2010

U.S. government, federal agencies and government sponsored enterprises	$63,952	$(876)	$-	$-	$63,952	$(876)
U.S government mortgage-backed	15,899	(268)	-	-	15,899	(268)
Municipal & other obligations	12,813	(229)	-	-	12,813	(229)

Total temporarily impaired	$92,664	$(1,373)	$-	$-	$92,664	$(1,373)

Note 9 - Loans

Loan balances were as follows:
	6/30/2011	12/31/2010
Commercial	$215,327	$216,660
Residential real estate	259,716	260,625
Nonresidential real estate	503,327	482,173
Construction	108,464	107,611
Consumer	15,459	16,546
Municipal obligations	27,456	23,573
Gross loans	1,129,749	1,107,188
Less: Deferred loan origination fees and discount	(1,238)	(1,179)
Allowance for loan losses	(17,816)	(17,368)

Net loans	$1,110,695	$1,088,641

Activity in the allowance for loan losses was as follows for the six months ended June 30, 2011:
	6/30/2011	6/30/2010

Beginning balance	$17,368	$15,153
Provision charged to operations	6,000	9,000
Loans charged off	(5,829)	(7,876)
Recoveries	277	254

Ending balance	$17,816	$16,531

The following tables present the activity in the allowance for loan losses for the six months ending June 30, 2011 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2011 and December 31, 2010.

			Non
		Residential	Residential			Municipal
June 30, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	1,387	396	1,138	2,844	253	(18)	6,000
Loans charged off	(920)	(464)	(2,484)	(1,499)	(462)	-	(5,829)
Recoveries	24	40	2	1	210	-	277

Total ending allowance balance	$3,931	$2,403	$6,782	$4,496	$167	$37	$17,816

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,320	$828	$1,931	$3,587	$-	$-	$7,666
Collectively evaluated for impairment	2,611	1,575	4,851	909	167	37	10,150

Total ending allowance balance	$3,931	$2,403	$6,782	$4,496	$167	$37	$17,816

Loans
Loans individually evaluated for impairment	$3,794	$6,059	$10,219	$10,119	$-	$-	$30,191
Loans collectively evaluated for impairment	211,533	253,657	493,108	98,345	15,459	27,456	1,099,558

Total ending loans balance	$215,327	$259,716	$503,327	$108,464	$15,459	$27,456	$1,129,749

			Non
		Residential	Residential			Municipal
December 31, 2010	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$595	$399	$3,365	$1,385	$-	$-	$5,744
Collectively evaluated for impairment	2,845	2,032	4,761	1,765	166	55	11,624

Total ending allowance balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368

Loans
Loans individually evaluated for impairment	$1,769	$2,828	$15,583	$5,776	$-	$-	$25,956
Loans collectively evaluated for impairment	214,891	257,797	466,590	101,835	16,546	23,573	1,081,232

Total ending loans balance	$216,660	$260,625	$482,173	$107,611	$16,546	$23,573	$1,107,188

The following table presents loans individually evaluated for impairment by class of loans as of , and for the six months ended June 20, 2011:

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$722	$432	$-	$371	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	17	-	-
Other	2,529	2,529	-	1,337	-	-

Nonresidential real estate
Owner occupied properties	341	218	-	143	-	-
Non owner occupied properties	1,196	1,190	-	867	-	-

Construction	1,757	928	-	464	-	-

With an allowance recorded
Commercial	3,616	3,361	1,320	2,230	7	4

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	870	870	247	871	28	19
Other	2,679	2,660	581	2,610	36	34

Nonresidential real estate
Owner occupied properties	897	897	178	1,503	1	1
Non owner occupied properties	9,332	7,915	1,753	9,252	125	120

Construction	10,432	9,191	3,587	8,829	127	108

Total	$34,371	$30,191	$7,666	$28,494	$324	$286

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$310	$310	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	34	34	-
Other	259	259	-

Nonresidential real estate
Owner occupied properties	725	725	-
Non owner occupied properties	1,495	1,495	-

Construction	609	609	-

With an allowance recorded
Commercial	1,459	1,459	595

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,180	1,180	57
Other	1,355	1,355	342

Nonresidential real estate
Owner occupied properties	1,946	1,946	460
Non owner occupied properties	11,417	11,417	2,905

Construction	5,167	5,167	1,385

Total	$25,956	$25,956	$5,744

The following tables present the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of June 30, 2011 and December 31, 2010:

			Loans Past Due Over
	Nonaccrual		90 Days Still Accruing
	2011	2010	2011	2010
Commercial	$4,020	$4,749	$-	$-
Residential real estate
Home equity lines of credit	1,025	728	-	-
Multifamily properties	-	34	-	-
Other residential real estate	3,015	3,446	-	263

Nonresidential real estate
Owner occupied properties	1,447	984	-	68
Non owner occupied properties	2,990	5,327	-	-

Construction	3,780	5,329	47	-

Consumer
Credit card	-	-	30	83
Other consumer	45	51	23	-

Municipal obligations	-	-	-	-
Total	$16,322	$20,648	$100	$414

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
June 30, 2011
Commercial	$1,351	$-	$4,020	$209,956	$215,327
Residential real estate
Home equity lines of credit	284	-	1,025	90,222	91,531
Multifamily properties	-	-	-	36,207	36,207
Other residential real estate	1,603	-	3,015	127,360	131,978

Nonresidential real estate
Owner occupied properties	2,298	-	1,447	240,007	243,752
Non owner occupied properties	2,231	-	2,990	254,354	259,575
Construction	-	47	3,780	104,637	108,464

Consumer
Credit card balances	32	30	-	6,109	6,171
Other consumer	894	23	45	8,326	9,288

Municipal obligations	-	-	-	27,456	27,456

Total	$8,693	$100	$16,322	$1,104,634	$1,129,749

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2010
Commercial	$1,836	$-	$4,749	$210,075	$216,660
Residential real estate
Home equity lines of credit	141	-	728	93,317	94,186
Multifamily properties	-	-	34	37,663	37,697
Other residential real estate	3,571	263	3,446	121,462	128,742

Nonresidential real estate
Owner occupied properties	1,352	68	984	231,870	234,274
Non owner occupied properties	4,525	-	5,327	238,047	247,899
Construction	220	-	5,329	102,062	107,611

Consumer
Credit card balances	102	83	-	5,852	6,037
Other consumer	67	-	51	10,391	10,509

Municipal obligations	-	-	-	23,573	23,573

Total	$11,814	$414	$20,648	$1,074,312	$1,107,188

Troubled Debt Restructurings:

The Company has allocated $2,715 and $1,436 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2011 and December 31, 2010.  The Company has not committed to lend additional amounts as of June 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
June 30, 2011
Commercial	$193,700	$7,593	$14,034	$-	-	$215,327
Residential real estate
Home equity lines of credit	-	-	1,141	27	90,363	91,531
Multifamily properties	35,303	-	904	-	-	36,207
Other residential real estate	46,325	285	8,086	-	77,282	131,978

Nonresidential real estate
Owner occupied properties	216,572	14,625	12,555	-	-	243,752
Non owner occupied properties	236,770	8,645	14,160	-	-	259,575
Construction	91,885	3,764	12,815	-	-	108,464

Consumer
Credit card balances	-	-	-	-	6,171	6,171
Other consumer	-	-	11	-	9,277	9,288
Municipal obligations	27,456	-	-	-		27,456
Total	$848,011	$34,912	$63,706	$27	$183,093	$1,129,749

(1)  Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2010
Commercial	$191,690	$9,415	$15,555	$-	-	$216,660
Residential real estate
Home equity lines of credit	-	-	871	6	93,309	94,186
Multifamily properties	35,483	1,303	911	-	-	37,697
Other residential real estate	40,975	137	9,186	-	78,444	128,742

Nonresidential real estate
Owner occupied properties	207,137	5,052	22,085	-	-	234,274
Non owner occupied properties	224,111	5,117	1 8,671	-	-	247,899
Construction	86,524	4,350	16,737	-	-	107,611

Consumer
Credit card balances	-	-	-	-	6,037	6,037
Other consumer	-	-	14	2	10,493	10,509
Municipal obligations	23,573	-	-	-		23,573
Total	$809,493	$25,374	$84,030	$8	$188,283	$1,107,188

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements at
		June 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$169,243	$-	$169,243	$-
U.S. government agency mortgage backed	107,416	-	107,416	-
Corporate	1,125	-	-	1,125
Derivatives	796	-	796	-
Total	$278,580	$-	$277,455	$1,125

Liabilities
Derivatives	$796	$-	$796	$-
Total	$796	$-	$796	$-

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$145,067	-	145,067	-
U.S. government agency mortgage backed	99,256	-	99,256	-
Corporate	1,125	-	-	1,125
Derivatives	716	-	716	-
Total	$246,164	-	245,039	1,125

Liabilities
Derivatives	$716	-	716	-
Total	$716	-	716	-

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2011.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2011 for Level 3 assets and liabilities that are still held at June 30, 2011.

Assets and Liabilities Measured on a Non-Recurring Basis
(Dollars in thousands)
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,435	$-	$-	$2,435
Nonresidential real estate	6,354	-	2,177	4,177
Residential real estate	1,764	-	742	1,022
Construction	6,705	-	1,883	4,822

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$611	$-	$-	$611
Nonresidential real estate	8,731	-	4,700	4,031
Residential real estate	2,371	-	850	1,521
Construction	5,067	-	3,752	1,315

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $24,894, with a valuation allowance of $7,666, resulting in an increase in provision for loan losses of $1,922 for the first half of 2011.  For December 31, 2010, impaired loans had a gross carrying amount of $22,524, with a valuation allowance of $5,744, resulting in a reduction in provision for loan losses of $172.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and, in certain circumstances, consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  The market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final fair value is based on a reconciliation of these three approaches.  The loans classified as Level 2 had current and viable appraisals, while loans classified as Level 3 had older appraisals and required the use of other unobservable inputs.

The carrying amounts and estimated fair values of financial instruments, at June 30, 2011 and December 31, 2010 are as follows (in thousands):
	June 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets
Cash and cash equivalents	$61,098	$61,098	$172,664	$172,664
Interest-bearing deposits with banks	250	250	100	100
Available-for-sale securities	277,784	277,784	245,448	245,448
Held-to-maturity securities	42,168	43,204	39,778	40,262
Loans held for sale	1,107	1,107	15,279	15,279
Loans (net)	1,110,695	1,105,395	1,088,641	1,086,874
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,723	4,723	4,456	4,456
Derivative assets	796	796	716	716

Financial liabilities
Deposits	$(1,355,284)	$(1,357,515)	$(1,422,312)	$(1,428,667)
Short-term borrowings	(20,610)	(20,610)	(23,419)	(23,419)
Notes payable	(48,750)	(44,829)	(48,761)	(42,897)
Accrued interest payable	(2,285)	(2,285)	(2,711)	(2,711)
Standby letters of credit	(200)	(200)	(342)	(342)
Derivative liabilities	(796)	(796)	(716)	(716)

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

Note 12 -Pending Acquisition:

On June 30, 2011 the Company executed a purchase and assumption agreement with the United Kentucky Bank of Pendleton County, Inc. (“United Kentucky Bank”).  Under the terms of the purchase and assumption agreement, Company will assume approximately $26 million of deposit liabilities, as well as other expressly identified liabilities, and purchase certain assets, including United Kentucky Bank’s Falmouth, Kentucky office and ATM and $14 million in selected loans, from United Kentucky Bank.

Upon closing the transaction, the Company will pay a $300,000 (or approximately 1.1%) deposit premium for the deposit liabilities, while the loans will be acquired at book value, less applicable reserves. All other assets will be purchased at their book values. The transaction is subject to regulatory approval and customary closing conditions.  The parties expect the transaction to close during the fourth quarter of 2011.

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2010.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

BKFC has prepared all of the consolidated financial information in this Quarterly Report on Form 10-Q (this “Report”) in accordance with GAAP.  In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period.  There can be no assurances that actual results will not differ from those estimates.

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

OVERVIEW

Economic Overview

The second quarter was marked by a weakening in economic conditions driven by the supply chain disruption resulting from the Japanese tsunami, higher oil prices, and an inventory correction from overstocking in previous periods.  Manufacturing data fell toward (but not into) levels that indicate economic contraction, the unemployment rate increased from 8.8% in March to 9.2% in June, and real GDP is tracking at 2%, a slight increase from 1.8% in the first quarter of 2011.  Full year 2011 forecasts for unemployment and GDP are 8.90% and 2.50%, reflective of a continued moderate expansion.

2011 Second Quarter and Six Month Performance Overview

The results of the second quarter and first six months of 2011 reflect improving credit metrics, continued revenue growth and expense control.  The second quarter and first six months of 2011 results also benefited from the 50% reduction in preferred stock dividends and amortization as a result of the December 2010 repurchase of $17 million of the outstanding $34 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), previously issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  The 27% increase in diluted earnings per share for the second quarter of 2011 as compared to the same period in 2010, was the result of a 33% reduction in the provisioning for loan losses and 3% growth in revenue as compared to the same period in 2010.  For the first six months of 2011, diluted earnings per share increased 49%, with a 33% reduction in provisioning for loan losses, 4% growth in revenue and stability in overhead expenses.  The reduction in the provision for loan losses was accompanied by lower levels of non-performing loans and charged-off loans from both the second quarter and first six months of 2010.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at June 30, 2011 were $1,601,719,000 as compared to $1,664,884,000 at December 31, 2010, a decrease of $63,165,000 (4%). Cash and cash equivalents decreased $111,566,000 (65%) from $172,644,000 at December 31, 2010 to $61,098,000 at June 30, 2011.  Loans outstanding increased $22,502,000 (2%) from $1,106,009,000 at December 31, 2010 to $1,128,511,000 at June 30, 2011, while available-for-sale securities and cash surrender value of life insurance increased $32,336,000 (13%) and $7,042,000 (28%), respectively, from December 31, 2010 to June 30, 2011.

As Table 1 illustrates, the increase in the loan portfolio in the second quarter of 2011 was the result of an increase in commercial real estate loans of $21,154,000 (4%) and was offset with a decrease in commercial loans of $1,333,000 (1%).  The loan growth in the first and second quarters of 2011 has increased $5,547,000 (1%) from June 30, 2010 levels, reversing a trend of loan balance contraction dating back to the fourth quarter of 2009. Management expects continued loan growth in 2011 as the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Contributing to the decrease in cash and cash equivalents at June 30, 2011 was the decrease in deposits and the increase in available-for-sale securities as compared to December 31, 2010.

Driving the 28% increase in the cash surrender value of life insurance was the purchase of an additional $6,500,000 in Bank owned life insurance policies. These policies generate a return in the form of added cash surrender value earnings, which are used to offset personnel benefit cost.

Deposits decreased $67,028,000 (5%) to $1,355,284,000 at June 30, 2011, compared to $1,422,312,000 at December 31, 2010.  The largest decrease in deposits came from interest bearing transaction deposits which decreased $37,607,000, or 10% from December 31, 2010.  The Bank’s interest bearing transaction accounts include public fund accounts which decreased $35,282,000 or 12% from the end of 2010.  Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the Federal Home Loan Bank (the “FHLB”).

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	June 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$503,327	44.5%	$482,173	43.6%

One- to four-family residential real estate loans	259,716	23.0	260,625	23.5

Commercial loans	215,327	19.1	216,660	19.6
Consumer loans	15,459	1.4	16,546	1.5

Construction and land development loans	108,464	9.6	107,611	9.7
Municipal obligations	27,456	2.4	23,573	2.1
Total loans	$1,129,749	100.0%	$1,107,188	100.0%
Less:
Deferred loan fees	1,238		1,179
Allowance for loan losses	17,816		17,368
Net loans	$1,110,695		$1,088,641

Type of Deposit:
Non-interest bearing deposits	$253,824	18.7%	$261,117	18.4%
Interest bearing transaction deposits	355,269	26.2	392,876	27.6
Money market deposits	243,535	18.0	250,120	17.6
Savings deposits	85,669	6.3	75,770	5.3
Certificates of deposits	349,489	25.8	374,345	26.3
Individual retirement accounts	67,498	5.0	68,084	4.8
Total deposits	$1,355,284	100.0%	$1,422,312	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common stockholders for the six months ended June 30, 2011 increased from $3,446,000 ($.61 diluted earnings per share) in 2010 to $6,790,000 ($.91 diluted earnings per share) in 2011, an increase of $3,344,000 (97%). Net income available to common shareholders for the quarter ended June 30, 2011 was $3,535,000 ($.47 diluted earnings per share) as compared to $2,096,000 ($.37 diluted earnings per share) during the same period of 2010, an increase of $1,439,000 (69%).  The primary reason for the substantial increase in net income from the second quarter of 2010 as compared to the second quarter of 2011 was a $1,500,000 (33%) decrease in the provision for loan losses, which was reflective of improving credit metrics as compared to the second quarter of 2010.  Additionally, total revenue increased by $607,000 (3%), as compared to the same period of 2010, which was offset by a $319,000 (3%) increase in non-interest expense.  As described above in the section entitled “Overview”, the second quarter 2011 results also reflect a decrease of $255,000 (50%) in preferred stock dividends and amortization.  The increase in revenue for the second quarter of 2011 as compared to the second quarter of 2010 included a $573,000 (4%) increase in net interest income and $34,000 (1%) increase in non-interest income.  Contributing to the increase in non-interest income were gains on the sale of securities, which increased $231,000 (100%) from the second quarter of 2010.  Contributing to the increase in non-interest expense was a $281,000 (6%) increase in salaries and benefit expense. Contributing to the decrease in the provision for loan losses was lower levels of net charge-offs and non-performing loans in the second quarter of 2011 versus the same period in 2010.

NET INTEREST INCOME

Net interest income increased $573,000 (4%) in the second quarter of 2011, as compared to the same period in 2010, while the year to date total increased $987,000 (4%) from $26,388,000 in 2010 to $27,375,000 in 2011.  As illustrated in Table 4, both the volume and rate variances had a positive impact on net interest income in the second quarter of 2011 as compared with the second quarter of 2010.  Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $270,000 and by a positive rate variance by $369,000.  As illustrated in Table 2, average earning assets increased $53,033,000 or 4% from the second quarter of 2010 to the second quarter of 2011, while average interest bearing liabilities only increased $5,113,000 in the same period.  As further illustrated in Table 4, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $874,000, which was offset by a $505,000 decrease in interest income as a result of rate.  Driving the decrease in interest expense were time deposits, which contributed $647,000 or 74% of the decrease in interest expense as a result of rate.  While BKFC benefited from low rates in the second quarter of 2011, if rates were to continue to fall in 2011, the effect on BKFC is expected to be negative, as shown and explained below.

As illustrated in Table 2, the net interest margin of 3.84% for the second quarter of 2011 was 3 basis points higher than the 3.81% net interest margin for the second quarter of 2010.  The cost of interest bearing liabilities decreased 32 basis points from 1.11% for the second quarter of 2010 to 0.79% in the second quarter of 2011, while the yield on earning assets decreased 26 basis points from 4.74% for the second quarter of 2010 to 4.48% for the second quarter of 2011.  Table 3 shows that the net interest margin of 3.74% for the first six months of 2011 was 1 basis point lower than the first six months of 2010.  On a linked quarter basis, the net interest margin increased 21 basis points from the 3.63% net interest margin in the first quarter of 2011. Contributing to the increase in the net interest margin from the first quarter of 2011 was a 48% decrease in average balances in lower yielding short-term earning assets.   The majority of the short-term earning assets are invested in Federal Funds sold to other financial institutions.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results.  As shown below, the June 30, 2011 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates.  As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

 Net interest income estimates are summarized below.
	Net Interest Income Change
Increase 200 bp	(1.87	) %
Increase 100 bp	(0.81)
Decrease 100 bp	(5.37)

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2011 and 2010 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2011			Three Months ended June 30, 2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,119,767	$14,770	5.29%	$1,139,730	$15,426	5.43%
Securities (2)	319,377	1,881	2.36	243,572	1,536	2.53
Other interest-earning assets	57,607	84	0.58	60,416	97	0.64

Total interest-earning assets	1,496,751	16,735	4.48	1,443,718	17,059	4.74

Non-interest-earning assets	137,239			124,119
Total assets	$1,633,990			$1,567,837

Interest-bearing liabilities:
Transaction accounts	721,948	513	0.29	695,866	646	0.37
Time deposits	423,038	1,629	1.54	450,254	2,415	2.15
Borrowings	72,580	254	1.40	66,333	298	1.80
Total interest-bearing liabilities	1,217,566	2,396	0.79	1,212,453	3,359	1.11

Non-interest-bearing liabilities	252,718			212,297

Total liabilities	1,470,284			1,424,750

Shareholders’ equity	163,706			143,087

Total liabilities and shareholders’ equity	$1,633,990			$1,567,837

Net interest income		$14,339			$13,700
Interest rate spread			3.69%			3.63%
Net interest margin (net-interest income as a percent of average interest-earning assets)			3.84%			3.81%
Effect of net free funds (earning assets funded by non interest bearing liabilities)			0.15%			0.18%
Average interest-earning assets to interest-bearing liabilities	122.93%			119.07%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% and 34.23% tax rate in 2011 and 2010, respectively. The tax equivalent adjustment was $312,000 and $246,000 in 2011 and 2010, respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2011 and 2010 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2011			Six Months ended June 30, 2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,114,153	$29,234	5.29%	$1,146,378	$30,803	5.42%
Securities (2)	310,901	3,573	2.32	230,001	3,067	2.69
Other interest-earning assets	84,397	222	0.53	68,735	206	0.60

Total interest-earning assets	1,509,451	33,029	4.41	1,445,114	34,076	4.76

Non-interest-earning assets	133,063			124,880
Total assets	$1,642,514			$1,569,994

Interest-bearing liabilities:
Transaction accounts	725,063	1,184	0.33	699,182	1,596	0.46
Time deposits	431,155	3,355	1.57	454,405	5,010	2.22
Borrowings	73,065	508	1.40	66,736	592	1.79
Total interest-bearing liabilities	1,229,283	5,047	0.83	1,220,323	7,198	1.19

Non-interest-bearing liabilities	251,281			207,529

Total liabilities	1,480,564			1,427,852

Shareholders’ equity	161,950			142,142

Total liabilities and shareholders’ equity	$1,642,514			$1,569,994

Net interest income		$27,982			$26,878
Interest rate spread			3.58%			3.57%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.74%			3.75%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.16%			0.18%
Average interest-earning assets to interest-bearing liabilities	122.79%			118.42%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% and 34.23% tax rate in 2011 and 2010, respectively. The tax equivalent adjustment was $607,000 and $490,000 in 2011 and 2010, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2011 Compared to Three months ended June 30, 2010			Six months ended June 30, 2011 Compared to Six months ended June 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$(268)	$(388)	$(656)	$(862)	$(707)	$(1,569)

Securities	453	(108)	345	980	(474)	506
Other interest-earning assets(1)	(4)	(9)	(13)	44	(28)	16

Total interest-earning assets	181	(505)	(324)	162	(1,209)	(1,047)

Interest expense attributable to:
Transactions accounts	24	(157)	(133)	58	(470)	(412)
Time deposits	(139)	(647)	(786)	(247)	(1,408)	(1,655)
Borrowings	26	(70)	(44)	53	(137)	(84)

Total interest-bearing liabilities	(89)	(874)	(963)	(136)	(2,015)	(2,151)

Increase (decrease) in net interest income	$270	$369	$639	$298	$806	$1,104

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

As discussed above, the provision for loan losses reflected the current deep economic downturn facing the country and the region.  Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, on a sequential basis there are signs of improvement which have allowed provision expense to decrease from its previous levels.  The provision for loan losses was $3,000,000 for the second quarter of 2011, compared to $4,500,000 for the same period in 2010.  The decrease of $1,500,000 (33%) reflected a decrease in the level of non-performing loans and net charge-offs in the second quarter of 2011 as compared to the same period in 2010. For the second quarter of 2011, net charge-offs were $2,872,000 or 1.00% of average loan balances compared to 2010 figures of $3,576,000 or 1.26% of average loan balances.  As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $16,422,000 (1.46% of loans outstanding) at June 30, 2011, compared to $22,397,000 (1.99% of loans outstanding) at June 30, 2010.   Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers.  Management continues to monitor the non-performing relationships and has established appropriate reserves.

The aggregate amounts of the Bank’s classified assets at June 30, 2011 and December 31, 2010 were as follows:

	6/30/11	12/31/10
	(Dollars in thousands)
Special mention (risk rating 6)	$34,912	$25,374
Substandard (risk rating 7 & 8)	63,706	84,030
Doubtful (risk rating 9)	27	8

Total classified assets	$98,645	$109,412

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $18,324,000 at June 30, 2011 versus $23,794,000 at June 30, 2010.  This represents 1.15% of total assets at June 30, 2011 compared to 1.57% at June 30, 2010.

Accruing Troubled Debt Restructurings (TDRs).  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral.  Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $7,022,000 at June 30, 2011 versus $3,441,000 at June 30, 2010.  The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”).  The increase in the ALL was directionally consistent in 2011 with the current economic conditions.  The ALL increased  $1,285,000 (8%) from $16,531,000 at June 30, 2010 to $17,816,000 at June 30, 2011, which increased the allowance for loan losses as a percentage of total loans from 1.47% at June 30, 2010, to 1.58% at June 30, 2011.  Removing the loans purchased from Integra Bank N.A. (“Integra”) in December of 2009, the ALL would be approximately 1.73% of loans.   The loans from Integra were purchased at a discount of .98%, and current accounting does not allow this discount to be added to the ALL.  The amount of the allowance allocated to impaired loans at the end of the second quarter of 2011 was $7,666,000, which was up $3,197,000 from $4,469,000 at June 30, 2010.  The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Report.  Contributing to both the increase in charge-offs and in the ALL during the current economic environment is the significant decrease in real estate values. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the second quarter of 2010 to the second quarter of 2011.  The Bank does not originate or purchase sub-prime loans for its portfolio.  Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.  Management believes these economic strains will continue through 2011 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following table sets forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2011	2010	2011	2010
Balance of allowance at beginning of period	$17,688	$15,607	$17,368	$15,153
Recoveries of loans previously charged off:
Commercial loans	3	39	43	47
Consumer loans	88	120	213	203
Mortgage loans	0	3	21	4
Total recoveries	91	162	277	254
Loans charged off:
Commercial loans	2,641	3,116	4,931	6,116
Consumer loans	303	606	645	1,471
Mortgage loans	19	16	253	289
Total charge-offs	2,963	3,738	5,829	7,876
Net charge-offs	(2,872)	(3,576)	(5,552)	(7,622)
Provision for loan losses	3,000	4,500	6,000	9,000
Balance of allowance at end of period	$17,816	$16,531	$17,816	$16,531
Net charge-offs to average loans outstanding for period	1.03%	1.26%	1.00%	1.33%

Allowance at end of period to loans at end of period	1.58%	1.47%	1.58%	1.47%

Allowance to non-performing loans at end of period	108%	74%	108%	74%

Table 6 - Analysis of Non-Performing Loans for the Periods Indicated (in thousands)

	June 30,	December 31,
	2011	2010
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$4,437	$6,311
Residential real estate	4,040	4,208
Construction	3,780	5,329
Commercial	4,020	4,749
Consumer and other	45	51
Total	16,322	20,648
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$68
Residential real estate	-	263
Construction	47	-
Commercial	-	-
Consumer and other loans	53	83
Total	100	414
Total non-performing loans	$16,422	$21,062
Non-performing loans as a percentage of total loans	1.46%	1.90%
Accruing restructured loans	$7,022	$6,135
Other real estate owned	$1,902	$795

NON-INTEREST INCOME

Table 7-Major Components of Non-Interest Income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest income:	2011	2010	2011	2010

Service charges and fees	$2,424	$2,622	$4,581	$4,889
Net securities gains	-	-	231	-
Mortgage banking income	228	337	506	659
Trust fee income	723	602	1,386	1,152
Bankcard transaction revenue	859	749	1,648	1,422
Company owned life insurance earnings	279	231	542	468
Gain/(loss) on other real estate owned	(94)	30	(78)	171
Other	555	369	1,081	784

Total non-interest income	$4,974	$4,940	$9,897	$9,545

As illustrated in Table 7, total non-interest income increased $352,000 (4%) for the first six months of 2011 from $9,545,000 at June 30, 2010 to $9,897,000 at June 30, 2011.  For the second quarter of 2011, non-interest income increased $34,000 (1%) to $4,974,000 compared to $4,940,000 for the same period in 2010.  Contributing to the increases for the first six months ended June 30, 2011 was a $231,000 (100%) increase in net securities gains.  Other increases for the first six months of 2011 included trust fee income (up $234,000 or 20% from June 30, 2010) and bankcard transaction revenue (up $226,000 or 16% from June 30, 2010), which were offset by lower service charges and fees (down $308,000 or 6% from June 30, 2010) and lower gains on other real estate owned (down $249,000 or 145% from June 30, 2010).  The Bank took advantage of the current low interest rate environment to sell $13,367,000 of available-for-sale mortgage backed securities for a $231,000 gain in the first quarter of 2011.  The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the current economic recession. Contributing to the increase in trust fee income was the rise in the stock market from the second quarter of 2010 which resulted in higher market values of the trust accounts.  The decrease in service charges and fees reflects lower overdraft charges as a result of the new banking regulations limiting fees charged on overdrafts initiated by electronic transactions, which began in August of 2010.

The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. Management expects bankcard revenue to decrease in 2011 as a result of new rules under the Dodd-Frank Act, anticipated to become effective during 2011, that will govern the interchange fees that merchants pay to banks for certain debit card transactions.

NON-INTEREST EXPENSE

Table 8-Major Components of Non-Interest Expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest expense:	2011	2010	2011	2010

Salaries and benefits	$5,045	$4,764	$9,799	$9,329
Occupancy and equipment	1,241	1,187	2,489	2,637
Data processing	467	443	961	904
Advertising	399	314	722	562
Electronic banking	338	298	645	580
Outside servicing fees	279	456	516	926
State bank taxes	550	507	1,086	997
Other real estate owned and loan collection	416	257	669	627
Amortization of intangible assets	215	375	554	759
FDIC insurance	384	587	967	1,172
Other	1,301	1,128	2,576	2,436

Total non-interest expense	$10,635	$10,316	$20,984	$20,929

As illustrated in Table 8 above, non-interest expense increased to $20,984,000 in the first half of 2011 and to $10,635,000 for the second quarter of 2011 from $20,929,000 and $10,316,000 in the same periods of 2010, an increase of $55,000 (0%) and $319,000 (3%), respectively.  The largest increase in non-interest expense for the first half of 2011 was salaries and benefits expense (up $470,000 or 5% from June 30, 2010) and was offset with lower outside services fees (down $410,000 or 44% from June 30, 2010), amortization of intangible assets (down $205,000 or 27% from June 30, 2010, and FDIC insurance expense (down $205,000 or 17% from June 30, 2010) in the first six months of 2011 compared to the same period in 2010.  Contributing to this decrease in outside services were lower consulting fees and lower cost for data security services.  The decrease in amortization of intangible assets reflects the drop off in the amortization of intangibles associated with the 2002 Peoples Bancorporation transaction, which were fully amortized at the end of 2010. The lower FDIC insurance expense reflects the changes in the deposit insurance assessment methodology associated with Dodd/Frank legislation.

INCOME TAX EXPENSE

During the first six months of 2011, income tax expense increased $1,448,000 (94%) from $1,534,000 in the first six months of 2010 to $2,982,000 in the same period of 2011 as a result of higher earnings.  During the second quarter of 2011, income tax expense increased $604,000 (62%) from $968,000 in the second quarter of 2010 to $1,572,000 in the same period of 2011 as a result of higher earnings.  For the second quarter of 2011, the effective tax rate increased to 29.30% compared to 27.05% for the same period of 2010. The effective tax rate increased to 28.99% for the first six months of 2011 compared to 25.55% for the same period in 2010.  Contributing to the increase in the effective tax rates was a decrease in tax free income as compared to income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $111,566,000, from $172,664,000 at December 31, 2010 to $61,098,000 at June 30, 2011.

The Company’s total shareholders’ equity increased $7,023,000 from $159,370,000 at December 31, 2010 to $166,393,000 at June 30, 2011.  In the first six months of 2011, the Company paid a cash dividend of $.28 per share totaling $2,081,000 to common shareholders and $425,000 to preferred shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand.  The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.  The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice.  Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2011, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $53,772,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more.  At June 30, 2011, the Bank's leverage and total risk-based capital ratios were 9.53% and 13.98% respectively, which exceed the well-capitalized thresholds.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2011, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	(Removed and Reserved)

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description

31.1	Rule 13a – 14(a) Certification of Robert W. Zapp

31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety

32.1	Section 1350 Certification of Robert W. Zapp

32.2	Section 1350 Certification of Martin J. Gerrety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	August 5, 2011	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	August 5, 2011	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)