Form 10-Q
period 2011-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2011-11-02
CIK 934547

United States

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2011

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

As of October 12, 2011, 7,432,995 shares of the registrant's common stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

THE BANK OF KENTUCKY FINANCIAL CORPORATION

PART  I  FINANCIAL INFORMATION

Item 1. Financial Statements
THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands - unaudited)

	September 30	December 31
	2011	2010
Assets
Cash and cash equivalents	$67,657	$172,664
Interest bearing deposits with banks	250	100
Available-for-sale securities	294,388	245,448
Held-to-maturity securities	45,392	39,778
Loans held for sale	6,612	15,279
Total loans	1,118,630	1,106,009
Less: Allowance for loan losses	17,941	17,368
Net loans	1,100,689	1,088,641
Premises and equipment, net	22,653	23,170
FHLB stock, at cost	4,959	4,959
Goodwill	21,889	21,889
Acquisition intangibles, net	2,937	3,575
Cash surrender value of life insurance	32,540	25,199
Accrued interest receivable and other assets	24,433	24,182
Total assets	$1,624,399	$1,664,884

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,369,215	$1,422,312
Short-term borrowings	26,248	23,419
Notes payable	48,745	48,761
Accrued interest payable and other liabilities	10,905	11,022
Total liabilities	1,455,113	1,505,514

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,432,995 (2011) and 7,432,295 (2010) shares issued and outstanding	3,098	3,098
Additional paid-in capital	34,068	33,903
Preferred stock, no par value, $17,000 liquidation value, 34,000 shares authorized and 17,000 shares issued and outstanding (2011and 2010)	16,930	16,790
Retained earnings	111,325	104,683
Accumulated other comprehensive income	3,865	896
Total shareholders’ equity	169,286	159,370
Total liabilities and shareholders’ equity	$1,624,399	$1,664,884
See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
INTEREST INCOME
Loans, including related fees	$14,488	$15,366	$43,421	$45,940
Securities and other	1,792	1,328	5,281	4,340
Total interest income	16,280	16,694	48,702	50,280

INTEREST EXPENSE
Deposits	1,954	2,781	6,493	9,387
Borrowings	250	321	758	913
Total interest expense	2,204	3,102	7,251	10,300

Net interest income	14,076	13,592	41,451	39,980
Provision for loan losses	2,550	3,500	8,550	12,500
Net interest income after provision for loan losses	11,526	10,092	32,901	27,480

NON-INTEREST INCOME
Service charges and fees	2,470	2,589	7,051	7,478
Mortgage banking income	703	1,041	1,209	1,700
Net securities gains	-	-	231	-
Trust fee income	630	620	2,016	1,772
Other	1,494	1,377	4,687	4,222
Total non-interest income	5,297	5,627	15,194	15,172

NON-INTEREST EXPENSE
Salaries and benefits	5,351	5,110	15,150	14,439
Occupancy and equipment	1,216	1,195	3,705	3,832
Data processing	500	442	1,461	1,346
Advertising	464	338	1,186	900
Other	3,196	3,640	10,209	11,137
Total non-interest expense	10,727	10,725	31,711	31,654

INCOME BEFORE INCOME TAXES	6,096	4,994	16,384	10,998
Less: income taxes	1,822	1,466	4,804	3,000
NET INCOME	$4,274	$3,528	$11,580	$7,998
Preferred stock dividend and discount accretion	(261)	(515)	(777)	(1,539)
Net Income available to common shareholders	4,013	3,013	10,803	6,459
COMPREHENSIVE INCOME	$5,136	$3,388	$14,549	$9,445
Earnings per share, basic	$.54	$.53	$1.45	$1.14
Earnings per share, diluted	$.54	$.53	$1.45	$1.14
See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Dollars in thousands, except per share data -unaudited)

	2011	2010

Balance as of January 1	$159,370	$141,133
Comprehensive Income:
Net Income	11,580	7,998
Change in net unrealized gain(loss), net of tax	2,969	1,447
Total Comprehensive Income	14,549	9,445

Cash dividends paid on common stock	(4,162)	(3,173)
Exercise of stock options (700 and 0 shares), including tax benefit	14	-
Stock-based compensation expense	152	233
Accrued dividends on preferred stock	(637)	(1,275)
Balance as of September 30	$169,286	$146,363

Dividends per share	$0.56	$0.56

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30
(Dollars in thousands - unaudited)

	2011	2010

Cash Flows from Operating Activities

Net income	$11,580	$7,998
Adjustments to reconcile net income to net cash From operating activities	19,113	(1,480)
Net cash from operating activities	30,693	6,518

Cash Flows from Investing Activities

Net change in interest bearing balances	(150)	-
Proceeds from paydowns and maturities of held-to-maturity securities	4,399	3,705
Proceeds from paydowns and maturities of available-for-sale securities	172,311	147,266
Purchases of held-to-maturity securities	(10,048)	(10,858)
Purchases of available-for-sale securities	(231,932)	(165,619)
Purchases of company owned life insurance	(6,500)	-
Net change in loans	(24,377)	22,472
Proceeds from the sale of other real estate	3,021	1,965
Proceeds from sale of securities	13,367	-
Property and equipment expenditures	(722)	(1,133)
Net cash from investing activities	(80,631)	(2,202)

Cash Flows from Financing Activities

Net change in deposits	(53,097)	(71,817)
Net change in short-term borrowings	2,829	14,506
Proceeds from exercise of stock options	14	-
Cash dividends paid	(4,799)	(4,448)
Payments on note payable	(16)	(15)
Net cash from financing activities	(55,069)	(61,774)

Net change in cash and cash equivalents	(105,007)	(57,458)
Cash and cash equivalents at beginning of period	172,664	98,738
Cash and cash equivalents at end of period	$67,657	$41,280

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2011
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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of common shares outstanding during the three and nine month periods.  Diluted earnings per share are computed assuming that average stock options outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period.  For the three months ended September 2011 and 2010, 416,604 and 817,264 options were not considered, as they were not dilutive, and for the nine months ended September 2011 and 2010, 354,616 and 836,850 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months		Nine Months
	Ended		Ended
	September 30		September 30
	2011	2010	2011	2010

Weighted average shares outstanding	7,432,995	5,666,707	7,432,762	5,666,707
Dilutive effects of assumed exercises of stock options and warrant	55,748	-	41,332	-
Shares used to compute diluted Earnings per share	7,488,743	5,666,707	7,474,094	5,666,707

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

The Company recorded stock option expense of $51,000 ($51,000, net of taxes) and $152,000 ($152,000, net of taxes) for the three and nine months ended September 30, 2011, and stock option expense of $76,000 ($76,000, net of taxes) and $233,000 ($233,000, net of taxes) in the three and nine months ended September 30, 2010.

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

Note 7 – Summary of Signigicant Acouunting Policies:

In September 2011, the FASB issued an update to existing guidance relating to goodwill impairment testing. The amendments in this update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing the totality of events or circumstances, it is not more likely than not that the fair value of the reporting unit is less than its carrying amount, the entity is required to perform the first step of the two-step impairment. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss. This update is effective for the Company for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 with early adoption is permitted. The Company is currently evaluating the impact of adopting the new guidance on the consolidated financial statements, but it is not expected to have a material impact.

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring.  The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant.  The effect of adopting this standard did not have a material impact on the Company’s consolidated financial position or results of operations.

Note 8 – Securities:

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-sale	Cost	Gains	Losses	Value
September 30, 2011
U.S. Government, federal agencies and government sponsored enterprises	$156,076	$1,385	$(25)	$157,436
U.S. Government residential mortgage-backed	131,331	4,506	(10)	135,827
Corporate	1,125	-	-	1,125
	$288,532	$5,891	$(35)	$294,388

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2010
U.S. government, federal agencies and government sponsored enterprises	$145,536	$407	$(876)	$145,067
U.S. government residential mortgage-backed	97,429	2,095	(268)	99,256
Corporate	1,125	-	-	1,125
	$244,090	$2,502	$(1,144)	$245,448

Note 8 - Securities (Continued)

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:
		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2011
Municipal and other obligations	$45,392	$1,736	$(0)	$47,128

2010
Municipal and other obligations	$39,778	$713	$(229)	$40,262

The amortized cost and fair value of debt securities at September 30, 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$-	$-	$2,728	$2,750
Due after one year through five years	109,756	110,589	17,721	18,321
Due after five years through ten years	46,320	46,847	18,683	19,797
Due after ten years	1,125	1,125	6,260	6,260
U.S. Government agency mortgage-backed	131,331	135,827	-	-
	$288,532	$294,388	$45,392	$47,128

Proceeds on the sale of $13,367,000 of available-for-sale securities resulted in gains of $231,000 for the first nine months of 2011, with no losses.  There were no sales of available-for-sale securities in 2010.

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

As of September 30, 2011, the Bank’s security portfolio consisted of 196 securities, 8 of which were in an unrealized loss position of $35,000.  There was no other-than-temporary-impairment of securities at September 30, 2011. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-Backed Securities

At September 30, 2011, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at September 30, 2011.

At September 30, 2011 and December 31, 2010, securities with a carrying value of $308,823,000 and $244,220,000, respectively, were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2011 and December 31, 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2011
U.S. government, federal agencies and government sponsored enterprises	$14,695	$(25)	$-	$-	$14,695	$(25)
U.S. government mortgage-backed	11,688	(10)	-	-	11,688	(10)
Municipal & other obligations	370	-	-	-	370	-

Total temporarily impaired	$26,753	$(35)	$-	$-	$26,753	$(35)
December 31, 2010
U.S. government, federal agencies and government sponsored enterprises	$63,952	$(876)	$-	$-	$63,952	$(876)
U.S government mortgage-backed	15,899	(268)	-	-	15,899	(268)
Municipal & other obligations	12,813	(229)	-	-	12,813	(229)

Total temporarily impaired	$92,664	$(1,373)	$-	$-	$92,664	$(1,373)

Note 9 - Loans

Loan balances were as follows:
	9/30/2011	12/31/2010

Commercial	$193,697	$216,660
Residential real estate	260,018	260,625
Nonresidential real estate	517,461	482,173
Construction	106,406	107,611
Consumer	14,794	16,546
Municipal obligations	27,460	23,573
Gross loans	1,119,836	1,107,188
Less: Deferred loan origination fees and discount	(1,206)	(1,179)
Allowance for loan losses	(17,941)	(17,368)

Net loans	$1,100,689	$1,088,641

Activity in the allowance for loan losses was as follows for the third quarter and nine months ended September 30, 2011:

	Three months ended September 30,		Nine Months ended September 30,
	9/30/2011	9/30/2010	9/30/2011	9/30/2010
Beginning balance	$17,816	$16,531	$17,368	$15,153
Provision charged to operations	2,550	3,500	8,550	12,500
Loans charged off	(2,564)	(3,112)	(8,393)	(10,989)
Recoveries	139	244	416	499

Ending balance	$17,941	$17,163	$17,941	$17,163

The following tables present the activity in the allowance for loan losses for the three months ended September 30, 2011 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

			Non
		Residential	Residential			Municipal
September 30, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,931	$2,403	$6,782	$4,496	$167	$37	$17,816
Provision for loan losses	262	384	1,590	181	154	(21)	2,550
Loans charged off	(1,014)	(210)	(586)	(501)	(253)	-	(2,564)
Recoveries	28	2	16	-	93	-	139

Total ending allowance balance	$3,207	$2,579	$7,802	$4,176	$161	$16	$17,941

Ending allowance balance attributable to loans
Individually evaluated for impairment	$504	$724	$3,278	$3,256	$-	$-	$7,762
Collectively evaluated for impairment	2,703	1,855	4,524	920	161	16	10,179

Total ending allowance balance	$3,207	$2,579	$7,802	$4,176	$161	$16	$17,941

Loans
Loans individually evaluated for impairment	$1,689	$5,839	$23,029	$8,616	$-	$-	$39,173
Loans collectively evaluated for impairment	192,008	254,179	494,432	97,790	14,794	27,460	1,080,663

Total ending loans balance	$193,697	$260,018	$517,461	$106,406	$14,794	$27,460	$1,119,836

The following tables present the activity in the allowance for loan losses for the nine months ended September 30, 2011 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 and December 31, 2010.

			Non
		Residential	Residential			Municipal
September 30, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	1,649	780	2,728	3,025	407	(39)	8,550
Loans charged off	(1,934)	(674)	(3,070)	(2,000)	(715)	-	(8,393)
Recoveries	52	42	18	1	303	-	416

Total ending allowance balance	$3,207	$2,579	$7,802	$4,176	$161	$16	$17,941

Ending allowance balance attributable to loans
Individually evaluated for impairment	$504	$724	$3,278	$3,256	$-	$-	$7,762
Collectively evaluated for impairment	2,703	1,855	4,524	920	161	16	10,179

Total ending allowance balance	$3,207	$2,579	$7,802	$4,176	$161	$16	$17,941

Loans
Loans individually evaluated for impairment	$1,689	$5,839	$23,029	$8,616	$-	$-	$39,173
Loans collectively evaluated for impairment	192,008	254,179	494,432	97,790	14,794	27,460	1,080,663

Total ending loans balance	$193,697	$260,018	$517,461	$106,406	$14,794	$27,460	$1,119,836

			Non
		Residential	Residential			Municipal
December 31, 2010	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$595	$399	$3,365	$1,385	$-	$-	$5,744
Collectively evaluated for impairment	2,845	2,032	4,761	1,765	166	55	11,624

Total ending allowance balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368

Loans
Loans individually evaluated for impairment	$1,769	$2,828	$15,583	$5,776	$-	$-	$25,956
Loans collectively evaluated for impairment	214,891	257,797	466,590	101,835	16,546	23,573	1,081,232

Total ending loans balance	$216,660	$260,625	$482,173	$107,611	$16,546	$23,573	$1,107,188

The following table presents individually impaired loans by class of loans as of, and for the three months ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$310	$-	$371	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-

Other	2,121	2,121	-	2,325	-	-

Nonresidential real estate
Owner occupied properties	1,011	955	-	587	-	-
Non owner occupied properties	897	897	-	1,044	-	-

Construction	2,036	889	-	909	-	-

With an allowance recorded
Commercial	1,379	1,379	504	2,370	10	5

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	868	868	291	869	14	9
Other	2,869	2,850	433	2,755	18	17

Nonresidential real estate
Owner occupied properties	9,471	9,348	1,093	5,123	80	25
Non owner occupied properties	13,667	11,830	2,185	9,870	90	90

Construction	8,962	7,726	3,256	8,459	76	75

Total	$43,630	$39,173	$7,762	$34,682	$288	$221

The following table presents individually impaired loans by class of loans as of, and for the nine months ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$310	$-	$351	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	17	-	-
Other	2,121	2,121	-	1,288	-	-

Nonresidential real estate
Owner occupied properties	1,011	955	-	503	-	-
Non owner occupied properties	897	897	-	848	-	-

Construction	2,036	889	-	559	-	-

With an allowance recorded Commercial	1,379	1,379	504	1,959	17	9

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	868	868	291	922	42	28
Other	2,869	2,850	433	2,441	54	51

Nonresidential real estate
Owner occupied properties	9,471	9,348	1,093	2,884	81	26
Non owner occupied properties	13,667	11,830	2,185	10,044	215	210

Construction	8,962	7,726	3,256	8,035	230	189

Total	$43,630	$39,173	$7,762	$29851	$612	$513

The following table presents individually impaired loans by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$310	$310	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	34	34	-
Other	259	259	-

Nonresidential real estate
Owner occupied properties	725	725	-
Non owner occupied properties	1,495	1,495	-

Construction	609	609	-

With an allowance recorded
Commercial	1,459	1,459	595

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,180	1,180	57
Other	1,355	1,355	342

Nonresidential real estate
Owner occupied properties	1,946	1,946	460
Non owner occupied properties	11,417	11,417	2,905

Construction	5,167	5,167	1,385

Total	$25,956	$25,956	$5,744

The following table presents the aging of the recorded investment in past due loans by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
September 30, 2011
Commercial	$993	$-	$1,319	$191,385	$193,697
Residential real estate
Home equity lines of credit	578	-	667	90,800	92,045
Multifamily properties	-	-	-	36,437	36,437
Other residential real estate	2,618	1	3,572	125,345	131,536

Nonresidential real estate
Owner occupied properties	10,873	-	2,375	246,094	259,342
Non owner occupied properties	390	-	5,403	252,326	258,119
Construction	1,604	-	2,583	102,219	106,406

Consumer
Credit card balances	10	44	-	6,046	6,100
Other consumer	870	-	45	7,779	8,694

Municipal obligations	-	-	-	27,460	27,460

Total	$17,936	$45	$15,964	$1,085,891	$1,119,836

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2010
Commercial	$1,836	$-	$4,749	$210,075	$216,660
Residential real estate
Home equity lines of credit	141	-	728	93,317	94,186
Multifamily properties	-	-	34	37,663	37,697
Other residential real estate	3,571	263	3,446	121,462	128,742

Nonresidential real estate
Owner occupied properties	1,352	68	984	231,870	234,274
Non owner occupied properties	4,525	-	5,327	238,047	247,899
Construction	220	-	5,329	102,062	107,611

Consumer
Credit card balances	102	83	-	5,852	6,037
Other consumer	67	-	51	10,391	10,509

Municipal obligations	-	-	-	23,573	23,573

Total	$11,814	$414	$20,648	$1,074,312	$1,107,188

Troubled Debt Restructurings:

The Company has allocated $1,772,000 and $1,436,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2011 and December 31, 2010.  The Company has not committed to lend additional amounts as of September 30, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending September 30, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:
Commercial	2	$173	$310
Residential real estate	2	1,346	1,274
Nonresidential real estate	6	13,820	13,598
Construction	2	1,571	163
Consumer	-	-	-
Total	12	$16,910	$15,345

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge offs of $605,419 during the third quarter ending September 30, 2011 and $755,019 for the nine months ending September 30, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2011:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment
Commercial	2	$310
Residential real estate	1	706
Nonresidential real estate	2	7,906
Construction	2	163
Consumer	-	-

Total	7	$9,085

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge offs of $85,066 during the third quarter ending September 30, 2011 and $234,666 for the nine months ending September 30, 2011.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including:  current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors.  The Company analyzes loans individually by classifying the loans as to credit risk.  This analysis includes loans with an outstanding balance greater than $100,000 and non-homogeneous loans, such as commercial and commercial real estate loans.  This analysis is performed on a quarterly basis.  Loans with balance below $100,000 and homogenous loans, such as residential real estate and consumer loans, are analyzed for credit quality based on aging status, which was previously presented. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
September 30, 2011
Commercial	$169,325	$11,635	$12,737	$-	-	$193,697
Residential real estate
Home equity lines of credit	900	-	767	15	90,363	92,045
Multifamily properties	35,535	-	902	-	-	36,437
Other residential real estate	43,677	1,050	9,527	-	77,282	131,536

Nonresidential real estate
Owner occupied properties	228,012	7,862	23,468	-	-	259,342
Non owner occupied properties	232,412	7,241	18,376	90	-	258,119
Construction	90,539	4,017	11,850	-	-	106,406

Consumer
Credit card balances	-	-	-	-	6,100	6,100
Other consumer	-	-	11	-	8,683	8,694
Municipal obligations	27,460	-	-	-		27,460
Total	$827,860	$31,805	$77,638	$105	$182,428	$1,119,836

(1)  Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2010
Commercial	$191,690	$9,415	$15,555	$-	-	$216,660
Residential real estate
Home equity lines of credit	-	-	871	6	93,309	94,186
Multifamily properties	35,483	1,303	911	-	-	37,697
Other residential real estate	40,975	137	9,186	-	78,444	128,742

Nonresidential real estate
Owner occupied properties	207,137	5,052	22,085	-	-	234,274
Non owner occupied properties	224,111	5,117	1 8,671	-	-	247,899
Construction	86,524	4,350	16,737	-	-	107,611

Consumer
Credit card balances	-	-	-	-	6,037	6,037
Other consumer	-	-	14	2	10,493	10,509
Municipal obligations	23,573	-	-	-		23,573
Total	$809,493	$25,374	$84,030	$8	$188,283	$1,107,188

(1) Not rated loans represent the homogenous pools risk category.

Note 10 – Fair Value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below:
		Fair Value Measurements at
		September 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government- sponsored entities and agencies	$157,436	$-	$157,436	$-
U.S. government agency mortgage backed	135,827	-	135,827	-
Corporate	1,125	-	-	1,125
Derivatives	1,128	-	1,128	-
Total	$295,516	$-	$294,391	$1,125

Liabilities
Derivatives	$1,128	$-	$1,128	$-
Total	$1,128	$-	$1,128	$-

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$145,067	-	145,067	-
U.S. government agency mortgage backed	99,256	-	99,256	-
Corporate	1,125	-	-	1,125
Derivatives	716	-	716	-
Total	$246,164	-	245,039	1,125

Liabilities
Derivatives	$716	-	716	-
Total	$716	-	716	-

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2011.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2011 for Level 3 assets and liabilities that are still held at September 30, 2011.

Assets and Liabilities Measured on a Non-Recurring Basis
(Dollars in thousands)
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$239	$-	$-	$239
Nonresidential real estate	18,630	-	1,025	17,605
Residential real estate	2,039	-	578	1,461
Construction	5,346	-	265	5,081

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$611	$-	$-	$611
Nonresidential real estate	8,731	-	4,700	4,031
Residential real estate	2,371	-	850	1,521
Construction	5,067	-	3,752	1,315

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $39,173,000 with a valuation allowance of $7,762,000, resulting in an increase in provision for loan losses of $2,018,000 for the first nine months of 2011.  For December 31, 2010, impaired loans had a gross carrying amount of $22,524, with a valuation allowance of $5,744,000, resulting in a reduction in provision for loan losses of $172.

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

The carrying amounts and estimated fair values of financial instruments, at September 30, 2011 and December 31, 2010 are as follows (in thousands):
	September 30,		December 31,
	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets
Cash and cash equivalents	$67,657	$67,657	$172,664	$172,664
Interest-bearing deposits with banks	250	250	100	100
Available-for-sale securities	294,388	294,388	245,448	245,448
Held-to-maturity securities	45,392	47,128	39,778	40,262
Loans held for sale	6,612	6,612	15,279	15,279
Loans (net)	1,100,689	1,094,340	1,088,641	1,086,874
Federal Home Loan Bank stock	4,959	N/A	4,959	N/A
Accrued interest receivable	4,561	4,561	4,456	4,456
Derivative assets	1,128	1,128	716	716

Financial liabilities
Deposits	$(1,369,215)	$(1,372,164)	$(1,422,312)	$(1,428,667)
Short-term borrowings	(26,248)	(26,248)	(23,419)	(23,419)
Notes payable	(48,745)	(45,397)	(48,761)	(42,897)
Accrued interest payable	(1,619)	(1,619)	(2,711)	(2,711)
Standby letters of credit	(266)	(266)	(342)	(342)
Derivative liabilities	(1,128)	(1,128)	(716)	(716)

The estimated fair value approximates carrying amount for all items except those described below.  Estimated fair value for both securities available for sale and held to maturity is as previously described for securities available for sale.  It is not practicable to determine the fair value of Federal Home Loan Bank (“FHLB”) stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes for similar loans.  Estimated fair value for loans is based on the interest rates charged at period-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid.  Estimated fair value for time deposits is based on the interest rates paid at period end, for new deposits, applied until maturity.  Estimated fair value of debt is based on current interest rates for similar financing.  Estimated fair value of standby letters of credit are based on their related current unearned fee balances.  Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.  Estimated fair value for derivatives is determined as previously described above.

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

OVERVIEW

Economic Overview

Despite some positive economic news in the third quarter of 2011, the overall economy is still in a very muted recovery after a very deep recession highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry.  The third quarter of 2011 saw increased economic activity as gross domestic product expanded at a rate of 2.5% from the previous quarter. Private payrolls increased by 137,000 in September 2011 as compared to a revised 75,000 in June 2011.  The increase in private job creation also had a positive impact on the unemployment rate, lowering it to 9.1% from 9.2% at the end of the second quarter of 2011.  The expectation for the fourth quarter of 2011 is that the economy will continue to expand as at a rate greater than 2%, with anticipated increased consumer spending as the holiday season approaches, although such expectations for domestic growth may be subject to risk as a result of the current European financial crisis.  Interest rates remain low as a result of the continuing actions by the Federal Reserve with respect to the target fed funds rate.

2011 Third Quarter and Nine Month Performance Overview

The results of the third quarter and first nine months of 2011 reflect improving credit metrics, continued revenue growth and expense control.  The third quarter and first nine months of 2011 results also benefited from the 50% reduction in preferred stock dividends and amortization as a result of the December 2010 repurchase of $17 million of the outstanding $34 million of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), previously issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”).  The 2% increase in diluted earnings per share for the third quarter of 2011 as compared to the same period in 2010, was the result of a 27% reduction in the provisioning for loan losses and 3% growth in revenue as compared to the same period in 2010.  Offsetting the effects of lower expenses and higher revenue on diluted earnings per share was the increase in shares of common stock outstanding resulting from the issuance of 1.8 million additional shares in the Company’s commonstock offering completed in the fourth quarter of 2010.  For the first nine months of 2011, diluted earnings per share increased 27%, with a 32% reduction in provisioning for loan losses, 3% growth in revenue and stability in overhead expenses.  The reduction in the provision for loan losses was accompanied by lower levels of non-performing loans and charged-off loans from both the third quarter and first nine months of 2010.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at September 30, 2011 were $1,624,399,000 as compared to $1,664,884,000 at December 31, 2010, a decrease of $40,485,000 (2%). Cash and cash equivalents decreased $105,007,000 (61%) from $172,644,000 at December 31, 2010 to $67,657,000 at September 30, 2011.  Loans outstanding increased $12,621,000 (1%) from $1,106,009,000 at December 31, 2010 to $1,118,630,000 at September 30, 2011, while available-for-sale securities and cash surrender value of life insurance increased $48,940,000 (20%) and $7,341,000 (29%), respectively, from December 31, 2010 to September 30, 2011.

As Table 1 illustrates, the increase in the loan portfolio in 2011 was the result of an increase in commercial real estate loans of $35,288,000 (7%) and was offset with a decrease in commercial loans of $22,963,000 (11%).  Total loans decreased $9,881,000 (1%) in the third quarter of 2011, reversing two consecutive quarters of loan growth.  Management expects that loan growth will continue to be slow in the current economic climate, however the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Contributing to the decrease in cash and cash equivalents at September 30, 2011 was the decrease in deposits and the increase in available-for-sale securities as compared to December 31, 2010.

Driving the 29% increase in the cash surrender value of life insurance was the purchase of an additional $6,500,000 in Bank owned life insurance policies. These policies generate a return in the form of added cash surrender value earnings, which are used to offset personnel benefit cost.

Deposits decreased $53,097,000 (4%) to $1,369,215,000 at September 30, 2011, compared to $1,422,312,000 at December 31, 2010.  The largest decrease in deposits came from interest bearing transaction deposits which decreased $41,263,000, or 11% from December 31, 2010.  The Bank’s interest bearing transaction accounts include public fund accounts which decreased $48,882,000 or 20% from the end of 2010.  Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the Federal Home Loan Bank (the “FHLB”).

Table- 1 Composition of the Bank’s Loans and Deposits at the Dates Indicated

	September 30, 2011		December 31, 2010
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	517,461	46.2%	$482,173	43.6%

One- to four-family residential real estate loans	260,018	23.2	260,625	23.5
Commercial loans	193,697	17.3	216,660	19.6
Consumer loans	14,794	1.3	16,546	1.5

Construction and land development loans	106,406	9.5	107,611	9.7
Municipal obligations	27,460	2.5	23,573	2.1
Total loans	$1,119,836	100.0%	$1,107,188	100.0%
Less:
Deferred loan fees	1,206		1,179
Allowance for loan losses	17,941		17,368
Net loans	$1,100,689		$1,088,641

Type of Deposit:
Non interest bearing deposits	$271,417	19.8%	$261,117	18.4%
Interest bearing transaction deposits	351,613	25.7	392,876	27.6
Money market deposits	253,093	18.5	250,120	17.6
Savings deposits	87,273	6.3	75,770	5.3
Certificates of deposits	339,424	24.8	374,345	26.3
Individual retirement accounts	66,395	4.9	68,084	4.8
Total Deposits	$1,369,215	100.0%	$1,422,312	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common stockholders for the nine months ended September 30, 2011, increased from $6,459,000 ($1.14 diluted earnings per share) in 2010 to $10,803,000 ($1.45 diluted earnings per share) in 2011, an increase of $4,344,000 (67%). Net income available to common shareholders for the quarter ended September 30, 2011 was $4,013,000 ($.54 diluted earnings per share) as compared to $3,013,000 ($.53 diluted earnings per share) during the same period of 2010, an increase of $1,000,000 (33%).  The primary reason for the substantial increase in net income from the third quarter of 2010 as compared to the third quarter of 2011 was a $950,000 (27%) decrease in the provision for loan losses, which was reflective of improving credit metrics as compared to the third quarter of 2010.  Additionally, as described above in the section entitled “Overview”, the third quarter 2011 results also reflect a decrease of $254,000 (49%) in preferred stock dividends and amortization.  Contributing to the decrease in the provision for loan losses was lower levels of net charge-offs and non-performing loans in the third quarter of 2011 versus the same period in 2010.

NET INTEREST INCOME

Net interest income increased $484,000 (4%) in the third quarter of 2011, as compared to the same period in 2010, while the year to date total increased $1,471,000 (4%) from $39,980,000 in 2010 to $41,451,000 in 2011.   Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $628,000, which was partially offset with a negative rate variance of $85,000.  As illustrated in Table 2, average earning assets increased $103,913,000 or 7% from the third quarter of 2010 to the third quarter of 2011, while average interest bearing liabilities only increased $43,572,000 or 4% in the same period.  As further illustrated in Table 4, the favorable volume variance was driven by the increase in interest income attributable to securities of $518,000.  Driving the increase in interest income from securities was a $89,809,000 or 38% increase in the average balance of securities outstanding from the third quarter of 2010 to the third quarter of 2011.  As shown in Table 4 below, while the third quarters had a slightly negative rate variance the rate variance for the first nine months was a positive $716,000.   As the third quarter results show if rates were to continue to fall in 2011, the effect on BKFC is expected to be negative, as shown and explained below.

As illustrated in Table 2 below, the net interest margin of 3.83% for the third quarter of 2011 was 14 basis points lower than the 3.97% net interest margin for the third quarter of 2010.  The cost of interest bearing liabilities decreased 34 basis points from 1.07% for the third quarter of 2010 to 0.73% in the third quarter of 2011, while the yield on earning assets decreased 43 basis points from 4.85% for the third quarter of 2010 to 4.42% for the second quarter of 2011.  Table 3 shows that the net interest margin of 3.72% for the first nine months of 2011 was 10 basis points lower than the first nine months of 2010.  On a linked quarter basis, the net interest margin decreased 1 basis point from the 3.84% net interest margin in the second quarter of 2011. Contributing to the decrease in the net interest margin from the third quarter of 2011 was a 41% decrease in average balances in lower yielding short-term earning assets.   The majority of the short-term earning assets are invested in Federal Funds sold to other financial institutions.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  By simulating the effects of movements in interest rates the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results.  As shown below, the September 30, 2011 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates.  As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest bearing liabilities already having a cost below 1.00%.

 Net interest income estimates are summarized below.
	Net Interest Income Change
Increase 200 bp	(1.81	) %
Increase 100 bp	(0.77)
Decrease 100 bp	(5.87)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2011 and 2010 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2011			Three Months ended September 30, 2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,126,118	$14,652	5.16%	$1,123,503	$15,497	5.47%
Securities (2)	324,144	1,881	2.30	234,335	1,384	2.34
Other interest-earning assets	39,721	69	0.69	28,232	76	1.07

Total interest-earning assets	1,489,983	16,602	4.42	1,386,070	16,957	4.85

Non-interest-earning assets	133,736			123,751
Total assets	$1,623,719			$1,509,821

Interest-bearing liabilities:
Transaction accounts	711,046	524	0.29	637,835	732	0.46
Time deposits	411,193	1,430	1.38	446,100	2,049	1.82
Borrowings	72,421	250	1.37	67,153	321	1.90
Total interest-bearing liabilities	1,194,660	2,204	0.73	1,151,088	3,102	1.07

Non-interest-bearing liabilities	261,219			213,096

Total liabilities	1,455,879			1,364,184

Shareholders’ equity	167,840			145,637

Total liabilities and shareholders’ equity	$1,623,719			$1,509,821

Net interest income		$14,398			$13,855
Interest rate spread			3.69%			3.78%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.83%			3.97%
Effect of net free funds (earning assets funded by non interest bearing liabilities)			0.15%			0.19%
Average interest-earning assets to interest-bearing liabilities	124.72%			120.41%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% and 34.37% tax rate in 2011 and 2010, respectively. The tax equivalent adjustment was $322,000 and $263,000 in 2011 and 2010, respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2011 and 2010 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2011			Nine Months ended September 30, 2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,118,185	$43,886	5.25%	$1,138,669	$46,303	5.44%
Securities (2)	315,364	5,454	2.31	231,462	4,456	2.57
Other interest-earning assets	69,341	291	0.56	55,086	282	0.68

Total interest-earning assets	1,502,890	49,631	4.40	1,425,217	51,041	4.77
Non-interest-earning assets	132,355			124,499
Total assets	$1,635,245			$1,549,716

Interest-bearing liabilities:
Transaction accounts	720,339	1,708	0.32	678,509	2,328	0.46
Time deposits	424,428	4,785	1.51	451,607	7,059	2.09
Borrowings	72,879	758	1.39	66,877	913	1.83
Total interest-bearing liabilities	1,217,646	7,251	0.80	1,196,993	10,300	1.15

Non-interest-bearing liabilities	252,033			210,045

Total liabilities	1,469,679			1,407,038

Shareholders’ equity	165,566			142,678

Total liabilities and shareholders’ equity	$1,635,245			$1,549,716

Net interest income		$42,380			$40,741
Interest rate spread			3.60%			3.62%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.72%			3.82%
Effect of net free funds (earning assets funded by non interest bearing liabilities)			0.16%			0.20%
Average interest-earning assets to interest-bearing liabilities	123.43%			119.07%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% and 34.37% tax rate in 2011 and 2010, respectively. The tax equivalent adjustment was $929,000 and $761,000 in 2011 and 2010, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30, 2011 Compared to Three months ended September 30, 2010			Nine months ended September 30, 2011 Compared to Nine months ended September 30, 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$35	$(880)	$(845)	$(825)	$(1,592)	$(2,417)

Securities	518	(21)	497	1,491	(493)	998
Other interest-earning assets(1)	25	(32)	(7)	9	65	(56)

Total interest-earning assets	578	(933)	(355)	731	(2,141)	(1,410)

Interest expense attributable to:
Transactions accounts	76	(284)	(208)	137	(757)	(620)
Time deposits	(150)	(469)	(619)	(405)	(1,869)	(2,274)
Borrowings	24	(95)	(71)	77	(232)	(155)

Total interest-bearing liabilities	(50)	(848)	(898)	(192)	(2,857)	(3,049)

Increase (decrease) in net interest income	$628	$(85)	$543	$923	$716	$1,639

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

As discussed above, the provision for loan losses reflected the current deep economic downturn facing the country and the region.  Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, on a sequential basis there are signs of improvement which have allowed provision expense to decrease from its previous levels.  The provision for loan losses was $2,550,000 for the third quarter of 2011, compared to $3,500,000 for the same period in 2010.  The decrease of $950,000 (27%) reflected a decrease in the level of non-performing loans and net charge-offs in the third quarter of 2011 as compared to the same period in 2010. For the third quarter of 2011, net charge-offs were $2,425,000 or .86% of average loan balances compared to 2010 figures of $2,867,000 or 1.02% of average loan balances.  As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $16,009,000 (1.43% of loans outstanding) at September 30, 2011, compared to $18,975,000 (1.69% of loans outstanding) at September 30, 2010.   Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers.  Management continues to monitor the non-performing relationships and has established appropriate reserves.

The aggregate amounts of the Bank’s classified assets at September 30, 2011 and December 31, 2010 were as follows:

	9/30/11	12/31/10
	(Dollars in thousands)
Special mention (risk rating 6)	$31,805	$25,374
Substandard (risk rating 7 & 8)	77,638	84,030
Doubtful (risk rating 9)	105	8

Total classified assets	$109,548	$109,412

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $17,903,000 at September 30, 2011 versus $20,367,000 at September 30, 2010.  This represents 1.11% of total assets at September 30, 2011 compared to 1.35% at September 30, 2010.

Accruing Troubled Debt Restructurings (TDRs).  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral.  Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $13,108,000 at September 30, 2011 versus $3,901,000 at September 30, 2010.  The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”).  The increase in the ALL was directionally consistent in 2011 with the current economic conditions.  The ALL increased  $778,000 (5%) from $17,163,000 at September 30, 2010 to $17,941,000 at September 30, 2011, which increased the allowance for loan losses as a percentage of total loans from 1.53% at September 30, 2010, to 1.60% at September 30, 2011.  Removing the loans purchased from Integra Bank N.A. (“Integra”) in December of 2009, the ALL would be approximately 1.76% of loans.   The loans from Integra were purchased at a discount of .98%, and current accounting does not allow this discount to be added to the ALL.  The amount of the allowance allocated to impaired loans at the end of the third quarter of 2011 was $7,762,000, which was up $2,311,000 from $5,451,000 at September 30, 2010.  The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Report.  Contributing to both the increase in charge-offs and in the ALL during the current economic environment is the significant decrease in real estate values. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the third quarter of 2010 to the third quarter of 2011.  The Bank does not originate or purchase sub-prime loans for its portfolio.  Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.  Management believes these economic strains will continue through 2011 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables’ set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss  Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2011	2010	2011	2010
Balance of allowance at beginning of period	$17,816	$16,531	$17,368	$15,153
Recoveries of loans previously charged off:
Commercial loans	46	110	88	157
Consumer loans	93	134	307	338
Mortgage loans	0	1	21	4
Total recoveries	139	245	416	499
Loans charged off:
Commercial loans	2,139	2,764	7,070	8,879
Consumer loans	354	286	999	1,757
Mortgage loans	71	63	324	353
Total charge-offs	2,564	3,113	8,393	10,989
Net charge-offs	(2,425)	(2,868)	(7,977)	(10,490)
Provision for loan losses	2,550	3,500	8,550	12,500
Balance of allowance at end of period	$17,941	$17,163	$17,941	$17,163
Net charge-offs to average loans outstanding for period	0.86%	1.02%	0.95%	1.23%
Allowance at end of period to loans at end of period	1.60%	1.53%	1.60%	1.53%
Allowance to nonperforming loans at end of period	112%	90.45%	112%	90.45%

Table 6 - Analysis of Non-Performing Loans for the Periods Indicated (in thousands)

	September 30, 2011	December 31, 2010

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$7,778	$6,311
Residential real estate	4,239	4,208
Construction	2,583	5,329
Commercial	1,319	4,749
Consumer and other	45	51
Total	15,964	20,648
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$68
Residential real estate	1	263
Construction	-	-
Commercial	-	-
Consumer and other loans	44	83
Total	45	414
Total non-performing loans	$16,009	$21,062
Non-performing loans as a percentage of total loans	1.43%	1.90%
Accruing restructured loans	$13,108	$6,135
Other real estate owned	$1,894	$795

NON-INTEREST INCOME

Table 7-Major Components of Non-Interest Income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2011	2010	2011	2010

Service charges and fees	$2,470	$2,589	$7,051	$7,478
Net securities gains	-	-	231	-
Mortgage banking income	703	1,041	1,209	1,700
Trust fee income	630	620	2,016	1,772
Bankcard transaction revenue	849	727	2,497	2,149
Company owned life insurance earnings	306	241	842	709
Gain/(loss) on other real estate owned	(98)	(110)	(176)	61
Other	437	519	1,524	1,303

Total non-interest income	$5,297	$5,627	$15,194	$15,172

As illustrated in Table 7, total non-interest income increased $22,000 for the first nine months of 2011 from $15,172,000 at September 30, 2010 to $15,194,000 at September 30, 2011.  For the third quarter of 2011, non-interest income decreased $330,000 (6%) to $5,297,000 compared to $5,627,000 for the same period in 2010.  Contributing to the increases for the first nine months ended September 30, 2011 was a $231,000 (100%) increase in net securities gains.  Other increases for the first nine months of 2011 included trust fee income (up $244,000 or 14% from September 30, 2010) and bankcard transaction revenue (up $348,000 or 16% from September 30, 2010), which were offset by lower mortgage banking income (down $491,000 or 29% from September 30, 2010), lower service charges and fees (down $427,000 or 6% from September 30, 2010) and lower gains on other real estate owned (down $237,000 or 388% from September 30, 2010).  The Bank took advantage of the current low interest rate environment to sell $13,367,000 of available-for-sale mortgage backed securities for a $231,000 gain in the first quarter of 2011.  The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the current economic recession. Contributing to the increase in trust fee income was higher income from the sales of investment products as compared to 2010.  The decrease in mortgage banking income was driven by a sharp drop in interest rates in the third quarter of 2010, which prompted increased demand for home mortgage loan refinancing which has since leveled off.   On a sequential basis, mortgage banking income increased $475,000 or 208% from the second quarter of 2011; this increase was also driven by a drop in interest rates. The decrease in service charges and fees reflects lower overdraft charges as a result of the new banking regulations limiting fees charged on overdrafts initiated by electronic transactions, which began in August of 2010. The increase in bankcard transaction revenue reflects consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products.

NON-INTEREST EXPENSE

Table 8-Major Components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2011	2010	2011	2010

Salaries and benefits	$5,351	$5,110	$15,150	$14,439
Occupancy and equipment	1,216	1,195	3,705	3,832
Data processing	500	442	1,461	1,346
Advertising	464	338	1,186	900
Electronic banking	348	292	993	1,346
Outside servicing fees	294	257	806	1,183
State bank taxes	550	492	1,636	1,489
Other real estate owned and loan collection	373	376	1,099	1,003
Amortization of intangible assets	202	357	638	1,116
FDIC insurance	269	505	1,236	1,676
Other	1,160	1,361	3,801	3,324

Total non-interest expense	$10,727	$10,725	$31,711	$31,654

As illustrated in Table 8 above, non-interest expense increased to $31,711,000 in the first nine months of 2011 and to $10,727,000 for the third quarter of 2011 from $31,654,000 and $10,725,000 in the same periods of 2010, an increase of $57,000 (0%) and $2,000 (0%), respectively.  The largest increase in non-interest expense for the first nine months of 2011 was salaries and benefits expense (up $711,000 or 5% from September 30, 2010) and was offset with lower outside services fees (down $377,000 or 32% from September 30, 2010), amortization of intangible assets (down $478,000 or 43% from September 30, 2010, and FDIC insurance expense (down $440,000 or 26% from September 30, 2010) in the first nine months of 2011 compared to the same period in 2010.  Contributing to this decrease in outside services were lower consulting fees and lower cost for data security services.  The decrease in amortization of intangible assets reflects the drop off in the amortization of intangibles associated with the 2002 Peoples Bancorporation transaction, which were fully amortized at the end of 2010. The lower FDIC insurance expense reflects the changes in the deposit insurance assessment methodology associated with Dodd/Frank legislation.

INCOME TAX EXPENSE

During the first nine months of 2011, income tax expense increased $1,804,000 (60%) from $3,000,000 in the first nine months of 2010 to $4,804,000 in the same period of 2011 as a result of higher earnings.  During the third quarter of 2011, income tax expense increased $356,000 (24%) from $1,466,000 in the third quarter of 2010 to $1,822,000 in the same period of 2011 as a result of higher earnings.  For the third quarter of 2011, the effective tax rate increased to 29.89% as compared to 29.36% for the same period of 2010. The effective tax rate increased to 29.30% for the first nine months of 2011 compared to 27.28% for the same period in 2010.  Contributing to the increase in the effective tax rates was a decrease in tax free income as compared to income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $105,007,000, from $172,664,000 at December 31, 2010 to $67,657,000 at September 30, 2011.

The Company’s total shareholders’ equity increased $9,916,000 from $159,370,000 at December 31, 2010 to $169,286,000 at September 30, 2011.  In the first nine months of 2011, the Company paid a cash dividend of $.56 per share totaling $4,162,000 to common shareholders and $637,000 to preferred shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand.  The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to preferred and common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.  The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice.  Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2011, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $55,675,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more.  At September 30, 2011, the Bank's leverage and total risk-based capital ratios were 9.71% and 14.11% respectively, which exceed the well-capitalized thresholds.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2011, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Not applicable

Item 3.                 Defaults Upon Senior Securities

Not applicable

Item 4.                 (Removed and reserved)

Item 5.                 Other Information

None

Item 6.                 Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

*As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	November 2, 2011	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	November 2, 2011	/s/ Martin J. Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)