Form 10-K
period 2011-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2012-03-09
CIK 934547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from______________to___________________.

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

Yes ☒        No☐

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

Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2011 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $128,294,000.

At February 29, 2012, there were 7,451,035 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2012 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

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

Formed in 1990, the Bank provides financial services and other financial solutions through 32 offices located in northern Kentucky, which includes Boone, Kenton and Campbell counties and parts of Grant, Pendleton and Gallatin counties in northern Kentucky and also greater Cincinnati, Ohio. The principal products produced and services rendered by the Bank are as follows:

•	Commercial Banking – The Bank provides a full range of commercial banking services to corporations and other business clients. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. The Bank also provides a wide range of deposit services, including checking, lockbox services and other treasury management services.

•	Consumer Banking – The Bank provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposits and individual retirement accounts. The Bank also provides consumers with electronic banking products like internet banking, debit cards and 54 ATMs. In addition, the Bank provides consumer clients with installment and real estate loans and home equity lines of credit.

•	Trust Services – The Bank offers specialized services and expertise in the areas of wealth management and trust. These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals.

The majority of the Bank’s loan portfolio, approximately 79%, consists of loans secured with or by real estate. Loans secured with real estate are further broken down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2011 are:

•	Residential real estate loans - $266 million or 24% of loans. These loans are secured by residential properties, where the repayment comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.

•	Commercial real estate loans - $376 million or 33% of loans. This loan type includes non owner-occupied commercial real estate loans and construction and land development loans. These loans are made to borrowers where the primary source of repayment is derived from the cash flows generated by the real estate collateral. These loans are secured by property such as apartment complexes, retail centers and land which is being developed and sold.

•	Owner-occupied commercial real estate loans - $253 million or 22% of loans. These are loans secured by real estate where the operating business is the source of repayment. These properties serving as collateral are characterized as industrial, warehouse or office.

BKFC’s senior management monitors and evaluates financial performance on a company-wide basis. All of BKFC’s financial service operations are similar and considered by management to be aggregated into one reportable operating segment for purposes of generally accepted accounting principles, although certain management responsibilities are assigned by business line. Accordingly, all of BKFC’s operations are aggregated in one reportable operating segment in this Annual Report on Form 10-K (this “Annual Report”). Revenue, net income and total assets for the years ended December 31, 2011, 2010 and 2009 are presented below:

	For the year ended December 31, 2011
	2011	2010	2009
	(Dollars in thousands)
Revenue:
Net Interest Income	$55,538	$53,409	$44,793
Non-interest Income	20,724	20,714	16,616
Total Revenue	76,262	74,123	61,409

Net Income available to common shareholders	$15,517	$9,425	$6,968
Total Assets	$1,744,724	$1,664,884	$1,564,998

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

BKFC and the Bank participated in two government programs enacted in response to the recession. First, in October 2008 the Bank participated in the transaction account guarantee component of the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”), whereby the FDIC would temporarily guarantee all depositor funds in qualifying non-interest-bearing transaction accounts. Second, in February 2009 BKFC participated in the Troubled Asset Relief Program (“TARP”)-Capital Purchase Program (“CPP”) sponsored by the United States Department of the Treasury (the “Treasury Department”), in order to enhance BKFC’s liquidity and capital position. BKFC received $34.0 million under the CPP in exchange for issuing 34,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant (the “Warrant”) to purchase approximately 274,784 shares of BKFC common stock (“Common Stock”). The Treasury Department’s authority to make new investments under the CPP expired in October 2010. On December 22, 2010, BKFC effected the repurchase of one-half of the outstanding $34 million of Series A Preferred Stock held by the Treasury Department. On November 23, 2011, BKFC effected the repurchase of the final $17 million of Series A Preferred Stock held by the Treasury Department. Neither BKFC nor the Bank have participated in any of the other wide-ranging programs that were instituted by the federal government in response to the economic recession. For a discussion of the impact of the current economic conditions on the financial condition and results of operations of BKFC and its subsidiaries, see below under “The Current Economic Environment,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

On November 22, 2002, BKFC consummated the acquisition of certain assets and assumption of certain liabilities of Peoples Bank of Northern Kentucky (“PBNK”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value are amortized to income and expensed over the estimated remaining lives of the related assets and liabilities.

On May 18, 2007, BKFC consummated the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank of Northern Kentucky, Inc. (“First Bank”). This acquisition was accounted for under the purchase method of accounting and, accordingly, the tangible and identifiable intangible assets and liabilities of the purchase were recorded at estimated fair values. The excess of the purchase price over the net tangible and identifiable intangible assets was recorded as goodwill. The adjustments necessary to record tangible and identifiable intangible assets and liabilities at fair value are amortized to income and expensed over the estimated remaining lives of the related assets and liabilities.

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

On October 28, 2011, the Bank completed the purchase of one banking office of the United Kentucky Bank of Pendleton County, Inc. (“United Kentucky Bank”), located in Falmouth, Kentucky and a portfolio of selected loans. This acquisition was consistent with the Bank’s strategy to strengthen and expand its northern Kentucky market share. This transaction added $28 million in deposits and $14 million in loans. The deposits were purchased at a $300,000 premium, while the loans were purchased at an approximate 1.58% discount. The acquisition included a core deposit intangible asset of $511,000 and goodwill of $134,000. The results of operations for this acquisition have been included since the transaction date of October 28, 2011.

The Current Economic Environment

During 2011, the nation experienced a slow economic recovery; however, the recovery remains fragile and is still threatened by weak labor markets, continued issues with asset quality in the residential and commercial mortgage markets, household and business uncertainty and tight credit conditions. The effects of the financial crisis and recession are expected to continue for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Although the Bank has experienced an increase in defaults and foreclosures during 2009, 2010 and 2011, such levels have been significantly less than other regions of the United States. This is due, in part, to the fact that the Bank’s markets in northern Kentucky and Cincinnati, Ohio have not experienced as dramatic a reduction in real estate values from previous years as compared to markets like Florida and California.

As a result of management concerns over the current economic environment, individual lending authorities remain at reduced levels and the loan committee structure established in 2009 remains in place, which added the Bank’s Chief Executive Officer to the Bank’s loan committee to further scrutinize credit decisions. Additionally, the Bank previously established a problem asset workout group in 2009. This group’s primary task is to reduce risk by accelerating the exit from troubled credits. The problem asset workout group does this employing a number of strategies. In addition, this group provides advice and support for the Bank’s lending professionals with respect to those relationships that are showing signs of stress but have not elevated to the point of transfer to workout. In addition to these monitoring and management processes, BKFC also conducts quarterly reviews and evaluations of all criticized loans. These comprehensive reviews, which pre-date the recent economic recession, include the formulation of action plans and updates on recent developments on all criticized loans. Proactive management of problem loans remains a high priority of the Bank’s senior management.

BKFC has not experienced the stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, as residential real estate loans represent a small portion of the Bank’s overall loan portfolio. The Bank has not created or marketed any sub-prime loan products to its customers and does not service mortgages on behalf of other institutions. The Bank follows a strategy of selling a majority of its originated residential loans in the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on residential real estate loans the Bank seeks to portfolio. For the year ended December 31, 2011, the Bank’s residential real estate loan production was $131.6 million. Of this, sold loans totaled $109.9 million, while portfolio and construction loans totaled $12.2 million and $9.5 million, respectively. Residential real estate charge-offs in this portfolio in 2011 and 2010 were .45% and .91% respectively. Delinquencies have been moderate, and non-accruals were at $4.42 million as of December 31, 2011 versus $118.2 million outstanding (amortizing portfolio loan balances) or 3.74%. The foregoing measures are a reflection of the Bank’s underwriting and collection practices. The Bank also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

The economic recession and current recovery has also affected the operations of BKFC and the Bank. During the fourth quarter of 2008 and first quarter of 2009, BKFC and the Bank each participated in two government programs, which had the effect of enabling it to enhance liquidity and to augment its strong capital position and otherwise facilitate its response to the economic crisis. First, in October 2008 the Bank participated in the transaction account guarantee component of the FDIC’s TLGP program. Second, in February 2009 BKFC participated in the CPP, receiving $34,000,000, in exchange for issuing 34,000 shares of Series A Preferred Stock and a Warrant to purchase approximately 274,784 shares of Common Stock. As of December 31, 2011, all of the TARP Series A Preferred Stock has been repurchased by BKFC; however, the Warrant remains outstanding. As a result of the final repurchase, limitations on increasing dividends, executive compensation and other regulatory requirements are no longer applicable to BKFC. Neither BKFC nor the Bank actively participate in any of the other federal government programs that have been instituted in response to the current economic recession.

Management believes BKFC has been responsive to its obligations to the Federal government while a participant in the CPP by expanding the flow of credit to U.S. consumers and businesses. In particular, by purchasing U.S. government agency mortgage-backed securities (“MBS”) following the Treasury Department’s investment of $34.0 million in BKFC’s Series A Preferred Stock, BKFC provided incremental liquidity to that market. The Bank increased its holdings of U.S. government MBS from $13.8 million at December 31, 2007 to $43.9 million, $83.1 million, $99.3 million and $152 million at December 31, 2008, 2009, 2010 and 2011, respectively.

For additional discussion of the impact of the current economic recession on the financial condition and results of operations of BKFC and its subsidiaries, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

Available Information

BKFC maintains an internet website at the following internet address: www.bankofky.com. BKFC makes available free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as soon as reasonably practicable after such material was electronically filed with, or furnished to, the Securities and Exchange Commission (“SEC”). Materials that BKFC files with the SEC may be read and copied at the SEC Public Reference Room at 100 F Street, N.E., Washington, DC 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at the SEC’s website, www.sec.gov. BKFC will provide a copy of any of the foregoing documents to shareholders free of charge upon request.

Lending Activities

General. As a commercial bank, the Bank offers a wide variety of loans. Among the Bank’s lending activities are the origination of loans secured by first mortgages on nonresidential real estate; loans secured by first mortgages on one- to four-family residences; unsecured commercial loans and commercial loans secured by various assets of the borrower; unsecured consumer loans and consumer loans secured by automobiles, boats and recreational vehicles; and construction and land development loans secured by mortgages on the underlying property.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2011		2010		2009		2008		2007
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$523,485	46.2%	$482,173	43.5%	$476,089	41.2%	$428,859	41.7%	$387,234	40.7%
Residential real estate loans	266,268	23.5	260,625	23.5	267,857	23.2	239,729	23.3	215,915	22.7
Commercial loans	193,176	17.1	216,660	19.6	223,404	19.3	175,188	17.1	182,431	19.2
Consumer loans	16,618	1.5	16,546	1.5	20,750	1.8	17,693	1.7	20,601	2.2
Construction and land development loans	104,788	9.3	107,611	9.8	148,288	12.8	150,754	14.7	134,807	14.2
Municipal obligations	27,066	2.4	23,573	2.1	20,232	1.7	14,983	1.5	9,354	1.0
Total loans	$1,131,401	100.0%	$1,107,188	100.0%	$1,156,620	100.0%	$1,027,206	100.0%	$950,342	100.0%
Less:
Deferred loan fees	1,447		1,179		1,636		649		628
Allowance for loan losses	18,288		17,368		15,153		9,910		8,505
Net loans	$1,111,666		$1,088,641		$1,139,831		$1,016,647		$941,209

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2011, regarding the dollar amount of certain loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2011:

		Due after 1 year to 5	Due after 5
	Due within one year	years	years	Total
	(Dollars in thousands)
Commercial loans	$106,550	$83,264	$3,362	$193,176
Construction and land development loans	104,788	-	-	104,788
Total	$211,340	$83,264	$3,362	$297,966

Interest sensitivity:
With fixed rates		$28,571	$1,062
With variable rates		54,694	2,300
Total		$83,264	$3,362

Nonresidential Real Estate Loans. The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities. Such mortgage loans generally have maturities between 5 and 10 years with amortization periods of 10 to 20 years and are made with adjustable interest rates (“ARMs”). Interest rates on the ARMs adjust every one-, three- or five-years based upon the interest rates of the applicable one-, three- or five- year U.S. Treasury security then offered.

The Bank limits the amount of each loan in relationship, in accordance with the Bank’s policy, to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan. In accordance with regulations, the maximum loan-to-value ratio (the “LTV”) on nonresidential real estate loans made by the Bank is 80%, subject to certain exceptions.

Nonresidential real estate lending is generally considered to involve a higher degree of risk than residential lending. Such risk is due primarily to the dependence of the borrower on the cash flow from the property to service the loan. If the cash flow from the property is reduced due to a downturn in the economy, for example, or due to any other reason, the borrower’s ability to repay the loan may be impaired. To reduce such risk, the decision to underwrite a nonresidential real estate loan is based primarily on the quality and characteristics of the income stream generated by the property and/or the business of the borrower and any other applicable credit enhancement, such as global cash flow analysis. In addition, the Bank generally obtains the personal guarantees of one or more of the principals of the borrower and carefully evaluates the location of the real estate, the quality of the management operating the property, the debt service ratio and appraisals supporting the property’s valuation.

At December 31, 2011, the Bank had a total of $523 million in nonresidential real estate loans, the vast majority of which were secured by property located in the northern Kentucky and the Greater Cincinnati metropolitan area. Owner-occupied nonresidential real estate was $253 million of the total nonresidential real estate loans. Total nonresidential real estate loans comprised approximately 46% of the Bank’s total loans at such date, $6.63 million of which were classified as non-performing.

Residential Real Estate Loans. The Bank originates permanent conventional loans secured by first mortgages on single-family and multi-family residential properties located in the northern Kentucky area. The Bank also originates loans for the construction of residential properties and home equity loans secured by second mortgages on residential real estate. Each of such loans is secured by a mortgage on the underlying real estate and any improvements thereon.

The residential real estate loans originated for the Bank’s loan portfolio are either one- or three-year ARMs. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%. The maximum amortization period of such loans is 30 years. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans that could lead to negative amortization. Historically, the Bank has not made fixed-rate residential mortgage loans for its portfolio. In order to meet consumer demand for fixed-rate loans, however, the Bank has originated and sold loans to other lenders willing to accept the interest rate and credit risk.

While in a rising interest rate environment the delinquencies and foreclosure rates associated with interest rate resets on residential real estate loans would increase, this risk is somewhat mitigated by the 2% period cap and the 6% lifetime cap on the typical loan in the Bank’s residential real estate portfolio. Furthermore, the aggregate amount of residential real estate loans held by the Bank does not represent a significant portion of the Bank’s overall loan portfolio. Accordingly, the risks associated with a material increase in delinquencies and foreclosures resulting upon the occurrence of any interest rate reset are minimal.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $266 million at December 31, 2011 and represented 24% of total loans at such date. At December 31, 2011, the Bank had $5.43 million of non-performing loans of this type.

Loans Held for Sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2011, these loans totaled $8.9 million.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout northern Kentucky and the Greater Cincinnati metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. In general, commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2011, the Bank had $194 million, or 17% of total loans, in commercial loans, $1.2 million of which were classified as non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2011, the Bank had $17 million, or 2% of total loans, in consumer loans, $659,000 of which were classified as non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more challenging to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more challenging to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is challenging to evaluate accurately the value upon completion and the total loan funds required to complete a project. In the event a default on a construction or land development loan, it may be necessary for the Bank to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2011, a total of $106 million, or approximately 10% of the Bank’s total loans, consisted of construction and land development loans, $1.9 million of which were classified as non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties financed by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2011, the Bank had $27 million, or 2.4% of total loans, invested in municipal obligation loans, none of which were classified as non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including its existing customer base, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit, business and financial history of the borrower and its current and prior real estate projects. Personal guarantees of one or more principals of the borrower are generally obtained. For loans that meet or exceed a certain dollar threshold, an environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee if the amount and/or relationship exceed the officer’s lending authority for approval or rejection. If, however, the loan relationship is in excess of $2.50 million, the loan will be submitted to the Bank’s Executive Committee for approval or rejection.

In connection with residential real estate loans, the Bank obtains a credit report, verification of employment and other documentation concerning the creditworthiness of the borrower. An appraisal of the fair market value of the real estate on which the Bank will be granted a mortgage to secure the loan is prepared by an independent fee appraiser approved by the Bank’s Board of Directors. An environmental study of such real estate is conducted only if the appraiser or Bank has reason to believe that an environmental problem may exist.

When a residential real estate loan application is approved, title insurance is normally obtained in respect of the real estate, which will secure the loan. At the time a nonresidential real estate loan is closed, title insurance is customarily obtained on the title to the real estate, which will secure the mortgage loan. All borrowers are required to carry satisfactory fire and casualty insurance and flood insurance, if applicable, and name the Bank as an insured mortgagee.

Commercial loans are underwritten primarily on the basis of the stability of the income and cash flows generated by the business and/or property. For most commercial loans, however, the personal guarantees of one or more principals of the borrowers are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of any. The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

Loan Origination and Other Fees. The Bank realizes loan origination fees and other fee income from its lending activities and also realizes income from late payment charges, application fees and fees for other miscellaneous services. Loan origination fees and other fees are a volatile source of income, varying with the volume of lending, loan repayments and general economic conditions. Nonrefundable loan origination fees and certain direct loan origination costs are deferred and recognized as an adjustment to yield over the life of the related loan.

Delinquent Loans, Non-Performing Assets, Classified Assets and Troubled Debt Restructurings (TDRs). When a borrower fails to make a required payment on a loan, the Bank attempts to cause the deficiency to be cured by contacting the borrower. In most cases, deficiencies are cured promptly as a result of these collection efforts.

Loans that are 90 days past due or more that are not considered well secured and in the process of collection are placed on non-accrual status. Under-collateralized loans that are 90 days past due or more in which the Bank does not expect to be repaid by the borrower’s or guarantor’s financial wherewithal after an extensive collection effort, shall be reviewed for full or partial charge-off. The amount charged-off will be charged against the allowance for loan losses allowance.

The Bank utilizes a risk-rating system to quantify and monitor loan quality. The system assigns a risk rating from one to nine for each loan. Classified commercial loans are those with risk ratings of seven or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s loss exposure. Losses or partial losses are recognized when things are identified.

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

The aggregate amounts of the Bank’s classified assets at December 31, 2011 and 2010 were as follows:

	12/31/11	12/31/10
	(Dollars in thousands)
Special mention (risk rating 6)	$31,910	$25,374
Substandard (risk rating 7 & 8)	74,844	84,030
Doubtful (risk rating 9)	84	8

Total classified assets	$106,838	$109,412

The following table reflects the amount of loans that are in delinquent status of 30 to 89 days as of December 31, 2011 and 2010. Loans that are delinquent 90 days or more are included in with the non-accrual loans noted below.

	12/31/11	12/31/10
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$11,425	$8,073
60 to 89 days	3,142	3,741

Total delinquent loans	$14,567	$11,814

Ratio of total delinquent loans 30 to 89 days to total loans	1.29%	1.09%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced (i) to the fair value of the collateral securing the loan, (ii) to the present value of expected future cash flows, or (iii) to the market price of the loan based upon readily available information for that type of loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2011, the Bank had designated $35 million as impaired loans, and a portion of these loans were included in the non-accrual and 90 days past due and accruing troubled debt restructurings totals below. Management evaluates for impairment all loans selected for specific review during its quarterly allowance for loan losses analysis. Generally, the impairment analysis does not address smaller balance consumer credits.

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Nonresidential real estate	$6,628	$6,311	$8,588	$2,401	$1,391
Residential real estate	5,325	4,208	5,113	2,325	1,731
Construction	1,897	5,329	7,302	2,778	2,281
Commercial	1,175	4,749	2,712	588	851
Consumer and other	626	51	111	119	135
Total	15,651	20,648	23,826	8,211	6,389

Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$0	$68	$220	$86	$297
Residential real estate	112	263	758	812	1,739
Construction	0	0	682	0	205
Commercial	74	0	34	291	360
Consumer and other loans	33	83	42	161	57
Total	219	414	1,736	1,350	$2,658
Total non-performing loans	$15,870	$21,062	$25,562	$9,561	$9,047

Percentage of total loans	1.40%	1.90%	2.21%	0.93%	0.95%

Other non-performing assets(2)	$5,844	$795	$1,381	$712	$4,117
Accruing Troubled Debt Restructurings (TDRs)(3)	$13,306	$6,135	$3,568	$575	$-
Non-accruing Trouble Debt Restructuring (TDRs)	$1,923	$2,186	$3,831	$633	$-

10

(1)

A loan is generally placed on non-accrual status if: (1) it becomes 90 days or more past due (120 days past due for installment loans) or (2) for which payment in full of both principal and interest can not be reasonably expected. Payments received on a non-accrual loan are applied to principal, until qualifying for return to accrual method.

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

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2011, the Bank’s allowance for loan losses totaled $18.3 million.

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

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2011	2010	2009	2008	2007
	(Dollars in thousands)
Loan type:
Commercial	$3,207	$3,440	$3,001	$1,963	$1,683
Residential real estate	2,591	2,431	2,121	1,387	1,191
Nonresidential real estate	7,614	8,126	7,090	4,637	3,980
Construction	4,701	3,150	2,748	1,797	1,543
Consumer	162	166	145	95	81
Municipal obligations	13	55	48	31	27

Total allowance for loan losses	$18,288	$17,368	$15,153	$9,910	$8,505

The Bank increased its allowance for loan losses from $17.4 million at December 31, 2010, to $18.3 million at December 31, 2011. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2011		2010		2009
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
Municipal and other obligations	$48,975	$50,643	$39,778	$40,262	$30,722	$31,275
Total held-to-maturity securities	$48,975	$50,643	$39,778	$40,262	$30,722	$31,275
Available-for-sale securities:
U.S.Treasury	$-	$-	$-	$-	$-	$-
U.S. Government, Federal Agency and Government Sponsored Enterprises	168,104	169,460	145,536	145,067	99,400	99,562
U.S. Government Mortgage-Backed	148,329	151,992	97,429	99,256	81,815	83,098
Corporate obligations	1,060	1,060	1,125	1,125	1,185	1,185
Total available-for-sale securities	$317,493	$322,512	$244,090	$245,448	$182,400	$183,845

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2011 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	$2,864	2.62%	$23,366	3.03%	$16,820	4.05%	5,925	0.00%	$48,975	3.47%
Available- for- sale:
Corporate obligations	-	0.00%	-	0.00%	-	0.00%	1,060	0.44%	1,060	0.44%
U.S. Government, Federal Agency and Government Sponsored Enterprises	29,366	1.16%	106,271	1.60%	32,467	1.54%	-	0.00%	168,104	1.51%
U.S. Government Mortgage-Backed	25,848	3.01%	65,538	3.01%	56,943	2.98%	-	0.00%	148,329	3.00%

_________________________

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2011, the Bank had $29.3 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank did not have brokered deposits as of December 31, 2011.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2011:

Maturity	At December 31, 2011
(In thousands)

Three months or less	$42,747
Over 3 months to 6 months	33,145
Over 6 months to 12 months	39,930
Over 12 months	24,799

Total	$140,621

The following table presents the average daily deposits for the years ended December 31, 2011, 2010 and 2009, and the average rates paid on those deposits are summarized in the following table:

	At December 31,
	2011		2010		2009
	Average Balance	Average Rate paid	Average Balance	Average Rate paid	Average Balance	Average Rate paid
	(Dollars in thousands)
Demand deposits	$251,033	0.00%	$208,017	0.00%	$162,728	0.00%

Savings and transaction accounts:
Savings	350,755	0.33%	338,915	0.51%	287,673	0.92%
Interest bearing checking	385,568	0.32%	340,682	0.38%	280,462	0.46%

Time deposits:
Deposits of $100,000 or more	137,210	1.30%	149,814	1.93%	151,374	2.96%
Other time deposits	282,816	1.43%	300,898	2.05%	264,805	3.03%

Total deposits	$1,407,382	0.59%	$1,338,326	0.90%	$1,147,042	1.43%

Short-Term Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2011, 2010 and 2009, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2011	2010	2009
	(Dollars in thousands)
Maximum balance at any month-end during the period	$29,300	$36,175	$68,454

Average balance	25,302	22,532	29,616

Weighted average interest rate	0.41%	0.60%	1.63%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2011	2010	2009
Short-term borrowings outstanding	$29,300	$23,419	$21,669
Weighted average interest rate	0.31%	0.53%	0.81%

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

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2011, which are scheduled to re-price or mature in each of the time periods shown. The amount of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or re-pricing of the Bank’s liabilities exceed the contractual terms to maturity or re-pricing of the Bank’s earning assets in a twelve-month period by $316 million. While this table based on contractual terms shows a negative “gap,” the Bank’s interest rate model which incorporates assumptions based on historical behavior shows a negative “gap” of $140 million. The difference is a result of the Bank’s interest rate model assumption that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than re-pricing immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have re-priced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have any immediate effect on the rates paid on those deposit accounts.

	Within 3 months	4 - 12 months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$72,918	$-	$-	$-	$72,918
Interest bearing deposits with banks	250	-	-	-	250
Securities	25,422	38,950	201,234	110,980	376,586
Loans receivable (1)	531,661	206,375	379,989	22,681	1,140,706

Total interest-earning assets	630,251	245,325	581,223	133,661	1,590,460

Interest-bearing liabilities:
Savings deposits	96,247	-	-	-	96,247
Money market deposit accounts	250,051	-	-	-	250,051
NOW accounts	460,632	-	-	-	460,632
Certificates of deposit	82,982	191,819	71,899	-	346,700
IRAs	11,863	30,717	19,521	-	62,101
Federal funds purchased	-	-	-	-	-
Repurchase agreements	29,300	-	-	-	29,300
Other borrowings	-	-	-	-	-
Notes payable	38,000	-	10,000	739	48,739

Total interest-bearing liabilities	969,075	222,536	101,420	739	1,293,770

Interest-earning assets less interest-bearing liabilities	$(338,824)	$22,789	$479,803	$132,922	$296,690

Cumulative interest-rate sensitivity gap	$(338,824)	$(316,035)	$163,768	$296,690

Cumulative interest-rate gap as a percentage of total interest earning assets	(21.30)%	(19.87)%	10.30%	18.65%

_____________________________

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

Some of the institutions which compete with the Bank are among the largest financial institutions in the United States. Any actual intervention or assistance to these competitors made by the U.S. federal government, as well as the perception that such assistance would be forthcoming if needed, could have the effect of eroding any competitive advantages of the Bank in the markets in which it operates. Within the northern Kentucky and greater Cincinnati, Ohio markets, the Bank competes with approximately six financial institutions with over $50 billion in total assets, as well as numerous state chartered banking institutions of comparable or larger size and resources and smaller community banking organizations. The Bank also has numerous local, regional and national nonbank competitors, including savings and loan associations, credit unions, mortgage companies, insurance companies, finance companies, financial service operations of major retailers, investment brokerage and financial advisory firms and mutual fund companies. Because nonbank financial institutions are not subject to the same regulatory restrictions as banks and bank holding companies, they can often operate with greater flexibility and lower cost structures. Currently, the Bank does not face meaningful competition from international banks in its market, although that could change in the future.

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

Due to the Bank’s size relative to the many other financial institutions in its market, management believes that the Bank does not have a substantial share of the deposit and loan markets. The table below presents FDIC deposit data regarding the Bank’s deposit market share. The June 2011 data set forth below is the most current data available from the FDIC at this time and represents those counties in which the Bank has reported market share for deposits.

Bank Deposit Market Share

($ in thousands)

Market (1)	June 2011 Deposits	Deposit Market Share
Boone County Kentucky	$474,915	23.55%
Campbell County Kentucky	174,462	13.58%
Gallatin County Kentucky	27,905	61.09%
Grant County Kentucky	60,347	23.53%
Kenton County Kentucky	618,137	26.55%

___________________

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

The Bank’s ability to compete effectively is a result of being able to provide customers with desired products and services in a convenient and cost effective manner. Customers for commercial, consumer and mortgage banking as well as trust services are influenced by convenience, quality of service, personal contacts, availability of products and services and related pricing. The Bank continually reviews its products, locations, alternative delivery channels and pricing strategies to maintain and enhance its competitive position. Management believes it can compete effectively as a result of local market knowledge and awareness of, and attention to, customer needs.

Employees

As of December 31, 2011, the Bank had 307 full-time employees and 80 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about BKFC. Federal and state regulation of banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), rather than for the protection of shareholders and creditors. A change in statutes, regulations or policies could have a material impact on the business of BKFC and its subsidiaries, including changes resulting from the passage of the Dodd-Frank Act in 2010 and the implementation of rulemaking under the Dodd-Frank Act that has continued through 2011, as described in more detail below. BKFC and its subsidiaries may also be affected by future legislation and rulemaking that can change banking statutes in substantial and unexpected ways and by the actions of the Board of Governors of the Federal Reserve System (the “FRB”) as it attempts to control the money supply and credit availability in order to influence the economy.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2011, the maximum the Bank could lend to any one borrower generally equaled $23 million and equaled $34 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

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

The Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks and bank holding companies such as BKFC by, among other things:

•	centralizing responsibility for consumer financial protection by creating a new independent agency, the Consumer Financial Protection Bureau, with responsibility for implementing, enforcing and examining for compliance with federal consumer financial laws;

•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•	requiring the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•	changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	implementing corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and providing unlimited federal deposit insurance until January 1, 2013, for non-interest bearing demand transaction accounts at all insured depository institutions; and

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

The majority of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than BKFC or the Bank. Nonetheless, there are provisions with which we will have to comply now that the Dodd-Frank Act is signed into law. Among many other legislative changes that BKFC will assess, BKFC will experience a new assessment model from the FDIC based on assets, not deposits, and be subject to enhanced executive compensation and corporate governance requirements. Many aspects of the Dodd-Frank Act are subject to further rulemaking and will take effect over several years, making it difficult to anticipate the overall financial impact on BKFC and the Bank. However, compliance with this law and its implementing regulations has resulted, and will continue to result, in additional operating costs that could have a material adverse effect on our future financial condition and results of operations.

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

Institutions participating in the TARP CPP are required to issue warrants for common or preferred stock or senior debt to the Secretary. If an institution participates in the CPP or if the Secretary acquires a meaningful equity or debt position in the institution as a result of TARP participation, the institution is required to meet certain standards for executive compensation and corporate governance, including a prohibition against incentives to take unnecessary and excessive risks, recovery of bonuses paid to senior executives based on materially inaccurate earnings or other statements and a prohibition against agreements for the payment of golden parachutes. Institutions that sell more than $300 million in assets under TARP auctions or participate in the CPP will not be entitled to a tax deduction for compensation in excess of $500,000 paid to its chief executive or chief financial officer or any of its other three most highly compensated officers. In addition, any severance paid to such officers for involuntary termination or termination in connection with a bankruptcy or receivership will be subject to the golden parachute rules under the Internal Revenue Code. Additional standards with respect to executive compensation and corporate governance for institutions that have participated or will participate in the TARP (including the CPP) were enacted as part of the American Recovery and Reinvestment Act of 2009 (“ARRA”), described below.

CPP Participation. On February 13, 2009, BKFC issued 34,000 shares of Series A Preferred Stock for a total price of $34 million pursuant to a Letter Agreement with the Treasury Department (the “Purchase Agreement”). On November 23, 2011, BKFC repurchased the final $17 million of the outstanding $17 million of Series A Preferred Stock held by the Treasury Department. Accordingly, BKFC no longer is subject to the restrictions applicable to CPP participants.

As part of its purchase of the Series A Preferred Stock, the Treasury Department received the Warrant to purchase 274,784 shares of Common Stock at an initial per share exercise price of $18.56, which remains outstanding. The Warrant provides for the adjustment of the exercise price and the number of shares of Common Stock issuable upon exercise pursuant to customary anti-dilution provisions, such as upon stock splits or distributions of securities or other assets to holders of Common Stock, and upon certain issuances of Common Stock at or below a specified price relative to the initial exercise price. The Warrant expires ten years from the issuance date. Pursuant to the Purchase Agreement, the Treasury Department has agreed not to exercise voting power with respect to any shares of Common Stock issued upon exercise of the Warrant. Under the ARRA, the Warrant would be liquidated upon the full redemption by BKFC of the Series A Preferred Stock.

Both the Series A Preferred Stock and the Warrant were accounted for as components of Tier 1 capital, as further described below.

American Recovery and Reinvestment Act of 2009. The ARRA was enacted on February 17, 2009. The ARRA includes a wide variety of programs intended to stimulate the economy and provide for extensive infrastructure, energy, health and education needs. In addition, the ARRA imposes certain new executive compensation and corporate governance obligations on all current and future TARP recipients until the institution has redeemed the preferred stock, which BKFC fully redeemed in November 2011.

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

The ARRA also sets forth additional corporate governance obligations for TARP recipients, including requirements for the Secretary to establish standards that provide for semi-annual meetings of compensation committees of the board of directors to discuss and evaluate employee compensation plans in light of an assessment of any risk posed from such compensation plans. TARP recipients are further required by the ARRA to have in place company-wide policies regarding excessive or luxury expenditures, permit non-binding shareholder “say-on-pay” proposals to be included in proxy materials, as well as require written certifications by the chief executive officer and chief financial officer with respect to compliance. On June 15, 2009, the Secretary promulgated regulations to implement the executive compensation and certain corporate governance provisions detailed in the ARRA. For more information on BKFC’s obligations, prior to repayment on November 23, 2011, under the EESA, ARRA and TARP, see the “Capital Purchase Program” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

As part of the Dodd-Frank Act, provisions were added that require federal banking agencies to develop capital requirements that address systemically risky activities. The effect of these capital rules are such that trust preferred securities issued by a company, such as BKFC, with total consolidated assets of less than $15 billion before May 19, 2010 and treated as regulatory capital are grandfathered, but any such securities issued later are not eligible as regulatory capital.  The banking regulators must develop regulations setting minimum risk-based and leverage capital requirements for holding companies and banks on a consolidated basis that are no less stringent than the generally applicable requirements in effect for depository institutions under the prompt corrective action regulations discussed below.  The banking regulators also must seek to make capital standards countercyclical so that the required levels of capital increase in times of economic expansion and decrease in times of economic contraction.  The Dodd-Frank Act requires these new capital regulations to be adopted by the FRB in final form 18 months after the date of enactment of the Dodd-Frank Act.

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

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2011:

	At December 31, 2011
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$142,658	10.26%	$141,882	10.22%
Requirement	55,596	4.00	55,551	4.00
Excess	$87,062	6.26%	$86,331	6.22%

Total risk-based	$180,043	12.95%	$179,253	12.91%
Requirement	111,193	8.00	111,101	8.00
Excess	$68,850	4.95%	$68,152	4.91%

Leverage ratio	$142,658	8.45%	$141,882	8.43%
Requirement	67,569	4.00	67,298	4.00
Excess	$75,089	4.45%	$74,584	4.43%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action. The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances. At year-end 2011, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a Total Risk-Based Ratio of 10% or greater, a Tier 1 Risk-Based Ratio of 6% or greater, and a Leverage Ratio of 5% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Ratio of 8% or greater, a Tier 1 Risk-Based Ratio of 4% or greater and generally a Leverage Ratio of 4% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Ratio of less than 8%, a Tier 1 Risk-Based Ratio of less than 4%, or generally a Leverage Ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Ratio of less than 6%, a Tier 1 Risk-Based Ratio of less than 3%, or a Leverage Ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. The Bank’s capital levels at December 31, 2011 met the standards for the highest level, a “well-capitalized” institution.

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

In 2011, BKFC paid a cash dividend of $0.56 per share totaling approximately $4.16 million on common stock, and cash dividends on the Series A Preferred Stock of $762,000.

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

In October 2008, the basic limit on federal deposit insurance coverage of interest bearing transaction accounts increased from $100,000 to $250,000 per depositor under the EESA. In November 2008, the FDIC offered a voluntary expanded insurance program to depository institutions, which provides, without charge to depositors, full guarantee on all non-interest bearing transaction accounts held by any depositor, regardless of dollar amount. The Bank participates in this program. The FDIC maintains the DIF by assessing to each depository institution an insurance premium. The amount of FDIC assessments paid by a DIF member institution is based on its relative risk of default as measured by a company’s FDIC supervisory rating, and other various measures, such as the level of brokered deposits, unsecured debt and debt issuer ratings.

On November 12, 2009, the FDIC adopted regulations that require all depository institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until December 31, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $2.91 million and $4.21 million on December 31, 2011 and December 31, 2010, respectively.

Pursuant to the Dodd-Frank Act, the FDIC has established 2.0% as the designated reserve ratio (“DRR”), that is, the ratio of the DIF to insured deposits. The FDIC has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by September 30, 2020, the deadline imposed by the Dodd-Frank Act. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%. The FDIC has not yet announced how it will implement this offset.

As required by the Dodd-Frank Act, the FDIC has adopted rules which were effective April 1, 2011, under which insurance premium assessments are based on an institution’s total assets minus its tangible equity (defined as Tier 1 capital) instead of its deposits.  Under these rules, an institution with total assets of less than $10 billion, such as the Bank, will be assigned to a risk category as described above and a range of initial base assessment rates will apply to each category, subject to adjustment downward based on unsecured debt issued by the institution and, except for an institution in Risk Category I, adjustment upward if the institution’s brokered deposits exceed 10% of its domestic deposits, to produce total base assessment rates. The FDIC may increase or decrease its rates by 2.0 basis points without further rulemaking. In an emergency, the FDIC may also impose a special assessment.

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

FRB Reserve Requirements. FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $71.0 million of such accounts (subject to an exemption of up to $11.5 million), and of 10% of net transaction accounts in excess of $71.0 million. At December 31, 2011, the Bank was in compliance with this reserve requirement, which was $8,460,000.

Acquisitions of Control. Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consists of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, and the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $5,099,000 at December 31, 2011 and 2010. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

In 2007, BKFC consummated the acquisition of FNB Bancorporation, Inc. and its subsidiary, First Bank. The First Bank acquisition included a $13,748,000 net operating loss (“NOL”) carryforward which was set up as a $4,700,000 deferred tax asset. The NOL carryforward will be deducted from income over the next 18 years in accordance to section 382 of the Internal Revenue Code.

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

The Commonwealth of Kentucky imposes both a “Kentucky Bank Franchise Tax” and “Local Deposits Franchise Tax”. The “Kentucky Bank Franchise Tax” is an annual tax equal to 1.1% of net capital after apportionment, if applicable. The value of net capital is calculated annually by deducting from total capital an amount equal to the same percentage of the total as the book value of United States obligations bears to the book value of the total assets of the financial institution. The Bank pays a portion of its franchise tax to the state of Ohio based on revenue apportioned to that state. The “Local Deposits Franchise Tax” is an annual tax of up to .025% imposed by each city and county on bank deposits within their jurisdictions.

The Kentucky property tax extends to bank deposits (the“Deposits Tax”). The tax is levied at a rate of 0.00001% of the amount of the deposits. It is the responsibility of the bank, not the depositor, to report and pay the Deposits Tax.

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

At December 31, 2011, $523 million, or 46%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

We may require access to the capital and credit markets to conduct our business operations, and the unprecedented levels of volatility that have impacted such capital and credit markets could impair our access to the same.

From 2008 through 2011, the capital and credit markets have experienced extended volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. In addition, the possibility that certain European Union (“EU”) member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BKFC’s ability to access capital could be materially impaired. BKFC’s inability to access the capital markets could constrain our ability to make new loans, to meet our existing lending commitments and, ultimately, jeopardize our overall liquidity and capitalization.

Further decline in general economic conditions could require further additions to our allowance for loan losses, which would reduce our net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans. Current economic conditions and their impact upon the northern Kentucky and greater Cincinnati, Ohio markets where our business is concentrated have caused us to continue to increase our allowance for loan losses during 2011. If current economic trends decline, we may experience higher than normal delinquencies and credit losses, resulting in further increases to our provisions for loan losses in the future and reduced net income.

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

There have been numerous actions undertaken in Congress, the Treasury Department, the FRB, the FDIC, the SEC and others in an effort to address the recent liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown, which began in late 2007. These measures include the TARP CPP (under which the Treasury Department’s authority to make new investments expired on October 3, 2010); homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions was to help stabilize the U.S. banking system. However, the EESA, the ARRA and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to BKFC.

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

While many of the provisions in the Dodd-Frank Act are aimed at financial institutions that are significantly larger than BKFC or the Bank, there are provisions with which we will have to comply now that the Dodd-Frank Act has become law. For instance, we will be subject to a new assessment model from the FDIC based on assets, not deposits, and be subject to enhanced executive compensation and corporate governance requirements. Under the Dodd-Frank Act, our ability to count trust preferred securities in our Tier 1 regulatory capital also will be constrained. Because many aspects of this legislation remain subject to ongoing agency rulemaking, including public comment periods prior to implementation, it is difficult to predict at this time the complete extent of the effects that the Dodd-Frank Act will have on us. As rules and regulations are promulgated by the federal agencies responsible for implementing and enforcing the provisions in the Dodd-Frank Act, we will have to work to apply resources to ensure that we are in compliance with all applicable provisions, which may adversely impact our earnings. Furthermore, any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to us.

The effects of the Federal Government’s efforts to wind down various programs implemented to support the financial markets may affect BKFC in ways that cannot be predicted.

Economic conditions, particularly over the course of the last year and a half, have resulted in government regulatory agencies and political bodies placing increased focus on and scrutiny of the financial services industry. The Federal government has intervened on an unprecedented scale. Many of these programs are in the process of being unwound, as the government seeks to affect an orderly withdrawal of this support. The effects of this wind down on BKFC, or on the markets in which we compete, cannot be predicted.

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

The downgrade of the U.S. credit rating and Europe’s debt crisis could have a material adverse effect on our business, financial condition and liquidity.

Standard & Poor’s lowered its long term sovereign credit rating on the United States of America from AAA to AA+ on August 5, 2011. A further downgrade or a downgrade by other rating agencies could have a material adverse impact on financial markets and economic conditions in the United States and worldwide. Any such adverse impact could have a material adverse effect on our liquidity, financial condition and results of operations. Many of our investment securities are issued by and some of our loans are made to U.S. government agencies and U.S. government sponsored entities.

In addition, the possibility that certain EU member states will default on their debt obligations have negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could further disrupt global markets. The negative impact on economic conditions and global markets could also have a material adverse effect on our liquidity, financial condition and results of operations.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

Due to heightened credit and liquidity risks and the volatile economy, making the determination of the value of a securities portfolio is less certain.  There can be no assurance that decline in market value associated with these disruptions will not result in other-than-temporary or permanent impairments of these assets, which would lead to accounting charges which could have a material negative effect on our financial condition and results of operations.

The Bank could be held responsible for environmental liabilities relating to properties acquired through foreclosure, resulting in significant financial loss.

In the event the Bank forecloses on a defaulted commercial or residential mortgage loan to recover its investment, it may be subject to environmental liabilities in connection with the underlying real property, which could significantly exceed the value of the real property. Although the Bank exercises due diligence to discover potential environmental liabilities prior to acquiring any property through foreclosure, hazardous substances or wastes, contaminants, pollutants or their sources may be discovered on properties during its ownership or after a sale to a third party. BKFC cannot assure you that the Bank would not incur full recourse liability for the entire cost of any removal and cleanup on an acquired property, that the cost of removal and cleanup would not exceed the value of the property or that the Bank could recover any of the costs from any third party. Losses arising from environmental liabilities could have a material adverse impact on BKFC’s business, financial condition, results of operations or liquidity.

BKFC is subject to liquidity risk, which could disrupt our ability to meet our financial obligations.

Liquidity refers to the ability of BKFC to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. The Bank also has $323 million of securities designated as available-for-sale that can serve as sources of funds as of December 31, 2011.

While management is satisfied that BKFC’s liquidity is sufficient at December 31, 2011 to meet known and potential obligations, any significant restriction or disruption of BKFC’s ability to obtain funding from these or other sources could have a negative effect on BKFC’s ability to satisfy its current and future financial obligations, which could materially affect BKFC’s financial condition.

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

BKFC regularly explores opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. In 2007, we acquired FNB Bancorporation. In 2009, we acquired certain banking offices and assumed certain deposit liabilities of Integra Bank, as well as adding the investment professionals of TAM to the Bank’s trust department. In 2011 we completed the purchase of one banking office of United Kentucky Bank in Falmouth, Kentucky and a portfolio of selected loans. Difficulty in integrating an acquired business or company such as those described above or other businesses we acquire in the future may cause BKFC not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits. The integration could result in higher than expected customer deposit attrition (run-off), loss of key employees, disruption of BKFC’s business or the business of the acquired company, or otherwise adversely affect BKFC’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

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

The Treasury Department’s exercise of the Warrant may dilute earnings, encumber earnings to pay preferred dividends and require BKFC to accrue the related discount through earnings.

Full exercise of the Warrant issued to the Treasury Department as part of the CPP will dilute BKFC’s common shareholders by approximately 3.70%, based upon the approximately 7,432,995 shares of BKFC’s Common Stock issued and outstanding as of December 31, 2011. Should the market value of BKFC’s Common Stock increase above the exercise price of $18.56 per common share prior to the exercise of the Warrant, accounting rules will require additional shares to be included in the fully diluted share count and will effectively reduce reported diluted earnings per share to common shareholders. If the Warrant is exercised, dividends would become payable with respect to the newly issued shares. Likewise, in a scenario in which BKFC’s management might prefer to repurchase the Warrant, if the market price of the Common Stock is significantly above the exercise price of the Warrant, the value of the Warrant would rise with the market price of the Common Stock. In such a scenario, a higher amount of cash would be needed to repurchase the Warrant, reducing capital surplus.

Higher FDIC deposit insurance premiums and assessments could adversely impact our earnings.

FDIC insurance rates increased significantly in 2009, and we may pay higher FDIC premiums in the future. The Dodd-Frank Act established 1.35% as the minimum DRR. The FDIC has determined that the DRR should be 2.0% and has adopted a plan under which it will meet the statutory minimum DRR of 1.35% by the statutory deadline of September 30, 2020. The Dodd-Frank Act requires the FDIC to offset the effect on institutions with assets less than $10 billion of the increase in the statutory minimum DRR to 1.35% from the former statutory minimum of 1.15%, although the FDIC has not announced how it will implement this offset.

In addition, the FDIC has amended its regulations pursuant to the Dodd-Frank Act to base deposit insurance assessments on an insured depository institution’s average consolidated total assets minus its average tangible equity, rather than on its deposit base. It is possible that our insurance premiums will increase under these regulations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

BKFC maintains its principal executive offices at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, which is owned by BKFC. Of the 32 branch locations operated by the Bank, 18 are owned and 14 are leased. Certain of these leases are with affiliates and affiliated entities. The Bank also leases space for its cash management operations center.

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

Item 4. Mine Safety Disclosures

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

		Period Ending
Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Bank of Kentucky Financial Corporation	100.00	96.94	86.45	76.83	81.72	86.72
Russell 2000	100.00	98.43	65.18	82.89	105.14	100.75
SNL Bank $1B-$5B	100.00	72.84	60.42	43.31	49.09	44.77

Market Information. BKFC’s Common Stock is quoted on the NASDAQ (Global Market) under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2011	High	Low
First Quarter	$21.20	$19.25
Second Quarter	26.00	20.26
Third Quarter	25.95	19.22
Fourth Quarter	23.00	18.93

Fiscal Year 2010	High	Low
First Quarter	$22.44	$18.18
Second Quarter	20.99	14.65
Third Quarter	19.45	15.68
Fourth Quarter	20.04	16.00

Holders and Dividends. There were 7,432,995 shares of Common Stock outstanding on December 31, 2011, which were held of record by 813 shareholders. The Board of Directors declared cash dividends of $.28 per share in March 2011, $.28 per share in September 2011, $.28 per share in March 2010, and $.28 per share in September 2010.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan information as of December 31, 2011.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders*	378,950	$25.20	1,041,155
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	378,950	$25.20	1,041,155

(*)        Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 1997, and The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan, approved by the shareholders of BKFC.

Issuer Purchases. As of January 1, 2010, BKFC does not have any repurchase program in place.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2011. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands	For Year Ended December 31st
Except Per Share Amounts)	2011	2010	2009	2008	2007
Earnings:
Total Interest Income	$64,798	$66,682	$62,750	$68,682	$75,713
Total Interest Expense	9,260	13,273	17,957	28,020	38,477
Net Interest Income	55,538	53,409	44,793	40,662	37,236
Provision for Loan Losses	10,750	15,500	12,825	4,850	1,575
Noninterest Income	20,724	20,714	16,616	14,768	14,043
Noninterest Expense	42,114	42,424	36,677	34,223	33,719
Income Before Income Taxes	23,398	16,199	11,907	16,357	15,985
Federal Income Taxes	6,909	4,528	3,147	5,016	4,854
Net Income	$16,489	$11,671	$8,760	$11,341	$11,131
Preferred Stock Dividend and Discount Accretion	972	2,246	1,792	-	-
Net Income available to Common Shareholders	$15,517	$9,425	$6,968	$11,341	$11,131
Per Common Share Data:
Basic Earnings	$2.09	$1.61	$1.24	$2.02	$1.93
Diluted Earnings	2.07	1.61	1.23	2.02	1.93
Dividends Declared and Paid	0.56	0.56	0.56	0.54	0.46
Balances at December 31:
Total Investment Securities	371,487	285,226	214,567	119,212	168,299
Gross Loans	1,129,954	1,106,009	1,154,984	1,026,557	949,714
Allowance for Loan Losses	18,288	17,368	15,153	9,910	8,505
Total Assets	1,744,724	1,664,884	1,564,998	1,255,382	1,232,724
Noninterest Bearing Deposits	283,090	260,992	200,069	157,082	167,578
Interest Bearing Deposits	1,215,731	1,161,320	1,143,203	914,071	894,501
Total Deposits	1,498,821	1,422,312	1,343,272	1,071,153	1,062,079
Total Shareholders’ Equity	156,570	159,370	141,133	101,448	93,485
Other Statistical Information:
Return on Average Assets	1.00%	.75%	.65%	.93%	.99%
Return on Average Equity	10.41%	8.23%	6.66%	11.80%	12.39%
Dividend Payout Ratio	26.79%	34.78%	45.16%	26.79%	23.83%
Capital Ratios at December 31:
Total Equity to Total Assets	8.97%	9.57%	9.02%	8.08%	7.58%
Tier 1 Leverage Ratio	8.45%	9.41%	8.94%	7.96%	7.91%
Tier 1 Capital to Risk-Weighted Assets	10.26%	11.02%	9.42%	8.19%	8.34%
Total Risk-Based Capital to Risk- Weighted Assets	12.95%	13.77%	12.02%	10.73%	10.12%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	1.62%	1.57%	1.31%	.97%	.90%
Allowance for Loan Losses
To Nonperforming Loans at year end	115.24%	82.46%	59.28%	97.77%	97.33%
Net Charge-Offs to Average Net Loans	0.89%	1.20%	0.71%	0.35%	0.11%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

December 31, 2011

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; statements of plans and objectives of us or our management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

—	indications of an improving economy may prove to be premature;

—	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services;

—	changes or volatility in interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

—	our ability to determine accurate values of certain assets and liabilities;

—	the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically;

—	changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Act and any regulations promulgated thereunder;

—	the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending;

—	competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

—	acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties; and

—	other risks and uncertainties summarized above under “Item 1A., Risk Factors,” in this Annual Report.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the SEC.

OVERVIEW

The business of BKFC consists of holding and administering its interest in the Bank. The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, Grant, Gallatin and Pendelton Counties in northern Kentucky and also in greater Cincinnati, Ohio. The majority of BKFC’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. The majority of the Bank’s loan portfolio, approximately 79%, consists of loans secured by or with real estate. Loans secured by or with real estate are further categorized down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2011 are residential real estate loans, commercial real estate loans and owner-occupied commercial real estate loans.

Economic Overview

Fiscal 2011 proved to be a year of slow growth both nationally and in the geographic markets where we operate. The United States’ gross domestic product (GDP) did improve each quarter throughout the year, with year-over-year growth of 1.7% in 2011. While the economy continues to show improvement, the rate of growth remains well below a historical normalized rate of 3%.

Growth was also sustained by increasing contributions from consumer spending, which grew at an average monthly rate of .3% for 2011, matching the rate of growth in 2010. Unemployment declined, beginning the year at 9.6% and ending at 8.7%. Home values were mostly stable and equities were volatile but finished the year with a small positive gain when dividends are considered.

Regulatory Reform Developments

As discussed in more detail above, on July 21, 2010, President Obama signed the Dodd-Frank Act into law. The Dodd-Frank Act is intended to address perceived deficiencies and gaps in the regulatory framework for financial services in the United States, reduce the risks of bank failures and better equip the nation’s regulators to guard against or mitigate any future financial crises, and manage systemic risk through increased supervision of systemically important financial companies (including nonbank financial companies). The Dodd-Frank Act implements numerous and far-reaching changes across the financial landscape affecting financial companies, including banks and bank holding companies such as BKFC. For a review of the various changes that the Dodd-Frank Act implements, see “Regulation and Supervision — The Dodd-Frank Act” in “Item 1. Business” of this Annual Report. Many of the rulemakings required by the various regulatory agencies are still in the process of being developed and/or implemented.

2011 Final TARP CPP Repurchase

During 2011, BKFC exited the TARP CPP program by repurchasing the final $17 million of the outstanding Series A Preferred Stock issued by the Treasury Department. Management originally decided to participate in the CPP in 2009 to reinforce its strong capital position, advance the Treasury Department’s efforts to facilitate additional lending in the markets in which the Bank operates, maintain its competitive advantage over its less well-capitalized competitors, ensure sufficient capital to support future acquisitions and support its general operations. Management believes that BKFC has achieved these goals that were established when the TARP investment was made. For additional information see “Capital Purchase Program” below.

2011 Performance Overview

In 2011, BKFC was able to achieve strong operating results in a slowly recovering economy. Improving credit metrics accompanied with modest revenue increases and lower overhead expense produced a 65% increase in net income available to BKFC common shareholders in 2011 as compared to 2010. The provision for loan losses decreased 31%, total revenue increased 3% and non-interest expense decreased by 1% in 2011 as compared to 2010.

The 2011 operating results were also positively influenced by BKFC’s exit of the TARP program. Increased capital provided by the strong earnings in 2011 allowed BKFC to repurchase the remaining $17 million TARP CPP investment in November of 2011. This repurchase accompanied with the 2010 repurchase of the first half of the TARP CPP investment led to a 57% decrease in the preferred stock dividends and amortization in 2011 as compared to 2010.

As discussed above, BKFC benefited from the 2011 improvements in the economy. This is evident in the improving credit metrics as compared to 2010. Charge-offs decreased from $13,285,000 in 2010 to $9,830,000 in 2011 and non-performing loans decreased from $21,062,000 at the end of 2010 to $15,870,000 at the end of 2011. These improving credit quality metrics led the Bank to provide $10,750,000 in the provision for loans losses in 2011 compared to $15,500,000 in 2010. While charge-offs and non-performing loans both decreased in 2011, they remained at a historically high level.

While the economy continued to show signs of improvement during 2011, BKFC continued to experience levels of defaults and foreclosures higher than historic levels during fiscal 2011. Such default levels have been significantly less as compared to other regions of the country. This is due, in part, to the fact that BKFC’s market in northern Kentucky and Cincinnati did not experience as dramatic a rise in real estate values over the last several years as compared to other markets, such as Florida and California. While BKFC’s local markets have not been affected as severely as other markets, management continues to closely monitor developments in the real estate market, given that the majority of the Bank’s loan portfolio is real estate related.

While the level of resources devoted to the credit review function and working out problem loans continued to be high in 2011, BKFC did not make significant changes to its loan underwriting standards. BKFC’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.

While BKFC benefited from the slow recovery and the improving credit metrics as compared to 2010, management does not foresee a return to pre-recession levels of credit metrics, and particularly provisioning expense, in the near future. Despite the recovery, high unemployment and low real estate values continued to place significant economic strain on a majority of the Bank’s business partners. The Bank’s loan portfolio has been most significantly affected by economic conditions.

In the fourth quarter of 2011, the Bank completed the purchase of one banking office of the United Kentucky Bank, which included a portfolio of selected loans. This transaction added $28 million in deposits and $14 million in loans and allowed BKFC to enter a contiguous market with a competitive market share. This acquisition did not have a significant impact on the Company’s 2011 income as compared to 2010. Management will continue to evaluate acquisition strategies as an avenue to increase shareholder value.

The following sections provide more detail on subjects presented in this overview.

CAPITAL PURCHASE PROGRAM

On February 13, 2009, BKFC entered into the Purchase Agreement with the Treasury Department under the CPP, pursuant to which BKFC agreed to issue 34,000 shares of Series A Preferred Stock, for a total price of $34 million. The Series A Preferred Stock and the Warrant were originally issued in a private placement exempt from registration pursuant to Section 4(2) of the Securities Act of 1933. BKFC was further required pursuant to the terms of the Purchase Agreement to register the resale of the Series A Preferred Stock, the Warrant and the issuance of shares of Common Stock upon exercise of the Warrant with the SEC. The Warrant has been exercisable since February 13, 2009, its date of issuance.

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

As discussed above, on November 23, 2011, BKFC repurchased the final $17 million of the outstanding $17 million of Series A Preferred Stock. As a result, at year end 2011, only the Warrant for 274,784 common shares originally issued to the Treasury Department remains outstanding. Accordingly, BKFC is no longer subject to the restrictions applicable to CPP participants, other than the customary anti-dilution adjustments contained in the Warrant. As a result of the redemption of the Series A Preferred Stock, in the fourth quarter of 2011, BKFC incurred a one-time, non-cash charge of $43,000 to net income available to common shareholders.

Use of Capital

The CPP funds were not segregated from BKFC’s other funds, and thus those funds cannot be directly traced through BKFC’s balance sheet.

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

BKFC is committed to making credit available to the markets it serves and fulfilling the needs of its customers. To ensure that all lending growth opportunities are addressed, the Bank in 2008 implemented a new loan committee structure, adding the Bank’s Chief Executive Officer to the Bank’s loan committee to further scrutinize credit decisions. Additionally, the Bank established a problem-asset workout group in 2009. In addition to managing distressed assets, this group provides advice and support for the Bank’s lending professionals with respect to those relationships that are showing signs of stress, but have not elevated to the point of transfer to workout, to address the needs of existing clients. In certain sectors, such as commercial lending, loan demand has diminished, consistent with the overall economy, as customers have taken a conservative direction and postponed investments. Conversely, residential mortgage activity increased in 2009, 2010 and 2011 in response to favorable interest rates and new government agency programs. While the CPP funds were not segregated, and this increased lending is not directly traceable in a dollar-for-dollar manner to the CPP, the CPP investment strengthened BKFC’s balance sheet and capital position.

In addition, BKFC has not experienced the level of stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, and the Bank has not created or marketed to its customers any sub-prime loan products, does not service mortgages for other institutions and otherwise follows a strategy in selling the majority of the Bank’s residential loans into the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on loans the Bank seeks to portfolio. For the year ended December 31, 2011, the Bank’s residential real estate loan production was $131.6 million. Of this, sold loans totaled $109.9 million, while portfolio and construction loans totaled $12.2 million and $9.6 million, respectively. Delinquencies have been moderate, and non-accruals were $4.42 million as of December 31, 2011 versus $118.2 million outstanding (amortizing portfolio loan balances), or 3.74%. These statistics are a result of the Bank’s underwriting and collection practices. The Bank has also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

Effects of CPP Participation

With respect to BKFC’s day-to-day operations, participation in the CPP heightened the focus on originating new loans that meet the Bank’s prudent lending standards and strengthened BKFC’s capital ratios. For example, at December 1, 2008 (prior to the CPP transaction), BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 10.73%, 8.19% and 7.96%, respectively. At March 31, 2009 (following the February 13, 2009 CPP transaction) BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 13.57%, 11.01% and 11.05%, respectively. However, it should be noted that, prior to BKFC’s participation in the CPP, both it and the Bank were well-capitalized. At December 31, 2011, after BKFC’s redemption of the Series A Preferred Stock, BKFC’s ratios of Total Capital to Risk Weighted Assets, Tier 1 Capital to Risk Weighted Assets and Tier 1 Capital to Average Assets were 12.95%, 10.26% and 8.45%, respectively, and each of these ratios exceeded the respective ratios of 10.00%, 6.00% and 5.00%, which are the minimum ratios of regulatory capital required to be well-capitalized.

Prior to exiting the CPP, BKFC’s participation in the CPP affected the income available to common shareholders in two ways: (i) BKFC agreed in the Purchase Agreement to not pay any dividend on the Common Stock prior to February 13, 2012 other than regular quarterly cash dividends of not more than $0.28 per share of Common Stock, and (ii) the dividend payments which are due on the Series A Preferred Stock have the effect of reducing the net income otherwise available to the common shareholders. The terms of the Purchase Agreement prohibited repurchases of Common Stock (although there was no intent, at the time of the issuance of the Series A Preferred Stock, for BKFC to buy back or otherwise repurchase any of its Common Stock).

BKFC complied with the executive compensation and corporate governance requirements of each of the EESA, the ARRA and any subsequent legislation, regulations or guidance for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement was held by the Treasury Department. As required by the EESA and ARRA, BKFC has limited the Section 162(m) tax deduction for executive compensation to $500,000 per year for any senior executive officer for the years ended December 31, 2011, 2010 and 2009.

An executive compensation risk assessment was performed by BKFC’s senior risk officers. Based on the materials reviewed, BKFC’s senior risk officers concluded that the executive compensation and incentive program as then in effect did not encourage the senior executive officers to take unnecessary and excessive risks. The findings of this risk assessment were presented to the Compensation Committee of the Board of Directors and final conclusions were provided to the full Board of Directors. A certification statement has been included within the Compensation Committee Report of the BKFC 2011 Proxy Statement. In addition, the Compensation Committee, which is composed entirely of independent directors, discussed BKFC’s compensation arrangements in light of such risk assessment at least semi-annually for so long as the Series A Preferred Stock or any other security acquired under the Purchase Agreement was held by the Treasury Department. Pursuant to the EESA and the ARRA, BKFC ceased to be required to perform future executive compensation risk assessments upon its redemption in full of the Series A Preferred Stock. BKFC’s 2011 Proxy Statement permitted a nonbinding shareholder vote to provide advisory approval of the compensation of BKFC’s executives.

CRITICAL ACCOUNTING POLICIES

BKFC has prepared all of the consolidated financial information in this Annual Report in accordance with U.S. Generally Accepted Accounting Principles (GAAP). In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies. A loan is considered impaired when, based upon current information and events, it is probable that the bank will be unable to collect all amounts due according to the contractual terms of the loan. The specific reserve component is an estimate of loss based upon an impairment review of larger loans that are considered impaired. The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts with respect to a particular loan, the Bank utilizes one of the following methods for determining the proper impairment of a loan:

—	the present value of expected future cash flows of a loan;
—	the market price of the loan based upon readily available information for that type of loan; and
—	the fair value of collateral.

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

Generally, the Bank orders a new or updated appraisal on real estate properties which are subject to an impairment review. Upon completion of the impairment review, loan reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. Adjustments to new or updated appraisal values are not typical, but in those cases when an adjustment is necessary, it is documented with supporting information and typically results in an adjustment to decrease the property’s value because of additional information obtained concerning the property after the appraisal or update has been received by the Bank. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. Updated valuations on 1 to 4 family residential properties with small to moderate values are generally accomplished by obtaining an Automated Valuation Model (“AVM”) or a Broker’s Price Opinion (“BPO”). Generally, an “as is” value is utilized in most of the Bank’s real estate based impairment analyses. However, under certain limited circumstances, an “as stabilized” valuation may be utilized, provided that the “as stabilized” value is tied to a well-justified action plan to bring the real estate project to a stabilized occupancy under a reasonable period of time.

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

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans to be placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of additional interest is unlikely. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due (120 days past due for consumer loans) or (ii) for which payment in full of both principal and interest can not be reasonably expected.

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

A high and low range of reserve percentages is calculated to recognize the imprecision in estimating and measuring loss when evaluating reserves for pools of loans. The position of the allowance for loan losses within the computed range may be adjusted for significant factors that, in management’s judgment, reflect the impact of any current conditions of credit quality. Factors that management considers in this analysis include the effects of the local economy, trends in the nature and volume of loans (delinquencies, charge-offs and non-accrual loans), changes in mix of loans, asset quality trends, risk management and loan administration, changes in the internal lending policies and credit standards, and an examination of results from bank regulatory agencies and an internal review by the Bank’s Risk Management and Credit Administration divisions. As of year end 2011 the range between the low and high end of the calculated range was approximately $600,000 and the Banks actual reserve was in the upper half of this range.

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

FINANCIAL CONDITION

Driving the changes to the BKFC balance sheet from December 31, 2010 to December 31, 2011 was continued deposit growth, slow loan demand and the repurchase of the remaining TARP CPP investment. Total deposits increased $76,509,000 or 5% from the end of 2010 to the end of 2011, while total loans increased $23,945,000 or 2% in the same period of time. These figures included approximately $28,000,000 and $14,000,000 in deposits and loans respectively from the United Kentucky Bank transactions. As discussed above, contributing to the $2,800,000 decrease in capital from the end of 2010 was the final $17,000,000 repayment of the CPP investment in November of 2011. As a result of these changes, the Bank’s total assets increased $79,840,000 or 5% from $1,664,884,000 at December 31, 2010 to $1,744,724,000 at December 31, 2011.

On the asset side of the balance sheet, deposit growth outpaced quality loan demand. As a result, both available-for-sale securities and held-to-maturity securities grew significantly from December of 2010 to December of 2011. In 2011, available-for-sale securities increased $77,064,000 or 31% from 2010, while held-to-maturity securities increased $9,197,000 or 23% from 2010. The increase in available-for-sale securities consisted of purchases of government sponsored agency bonds and government agency MBS, while the increase in held-to-maturity securities was the result of purchases of Kentucky municipal bonds. The largest increase in loans came from the commercial real estate portfolio, which increased $41,312,000, or 9%, which was partially offset by a $23,484,000, or 11%, decrease in the commercial portfolio. While the Bank continues to experience decreased levels of new and renewed residential real estate, commercial and consumer loans originated as a result of the current economic condition, the Bank intends to continue to work to make loans that meet its longstanding prudent lending standards. These increases were offset by a $59,331,000 decrease in short term investments which was the result of lower federal funds sold to other financial institutions in 2011.

The largest increase in deposits came from NOW accounts, which increased $67,699,000, or 10%, from 2010. The Bank’s interest bearing transaction accounts include public fund accounts which increased $69,300,000, or 23%, from the end of 2010. Public funds are deposits of local municipalities, schools and other public entities. These public fund balances are collateralized with BKFC’s security portfolio and letter of credit guarantees from the FHLB. The increase in NOW accounts were partially offset with a $33,570,000, or 8%, decrease in certificates of deposit (CDs) from the end of 2010. Management believes that the lower level of interest rates offered on CDs have made them less desirable to consumers.

Other changes on the asset side of the balance sheet at December 31, 2011 relative to December 31, 2010 included a $7,651,000 (30%) increase in Company owned life insurance. Driving this increase in the cash surrender value of life insurance was the purchase of an additional $6,500,000 in Company owned life insurance policies. These policies generate a return in the form of added cash surrender value earnings, which are used to offset personnel benefit cost. Total shareholders’ equity decreased $2,800,000 (2%) to $156,570,000 at December 31, 2011, compared to $159,370,000 at December 31, 2010. As discussed above, the change in shareholder equity included the final $17,000,000 repurchase of the TARP CPP shares.

The following table illustrates the change in the mix of average assets during 2011 as compared to 2010 and 2009. With slowing loan demand and increasing deposits, the percentage of assets invested in short term investments and securities has increased from 18.9% in 2010 to 23.7% in 2011, while the percentage of assets invested in loans decreased from 71.8% in 2010 to 66.8% in 2011.

Table 1 - Average Assets 2011, 2010 and 2009 (dollars in thousands)

		As a % of		As a % of		As a % of
Average Assets:	2011	total assets	2010	total assets	2009	total assets
Cash and due from banks	$49,218	3.0%	42,245	2.7%	35,361	2.6%
Short term investments	65,881	4.0%	57,663	3.7%	29,165	2.2%
Other interest-earning assets	5,204	0.3%	5,059	0.3%	5,059	0.4%
Securities	326,681	19.7%	236,838	15.2%	156,847	11.5%
Loans (net of allowance for loan losses)	1,106,021	66.8%	1,121,228	71.8%	1,048,771	77.3%
Premises and equipment	22,881	1.4%	23,659	1.5%	19,097	1.4%
Goodwill and acquisition intangibles	25,082	1.5%	26,180	1.7%	17,521	1.3%
Cash surrender value of life insurance	31,269	1.9%	24,717	1.6%	23,636	1.7%
Other assets	23,821	1.4%	23,752	1.5%	22,062	1.6%
Total average assets	$1,656,058	100.0%	1,561,341	100.0%	1,357,519	100.0%

RESULTS OF OPERATIONS

Summary

2011 vs. 2010. Driven by lower loan loss provisions and lower preferred stock dividends, net income available to common shareholders increased 65% from 2010 from $9,425,000 for the year ended December 31, 2010, to $15,517,000 for the year ended December 31, 2011. The provision for loan losses decreased $4,750,000 from $15,500,000 in 2010 to $10,750,000 in 2011. The decrease in the provision reflected the improved credit metrics and slowly improving economic conditions as compared to 2010. These metrics included net charge-offs that decreased from $13,285,000 (1.18% of average loans) in net charge-offs in 2010 to $9,830,000 (.88% of average loans) in 2011, and non-performing loans decreased from $21,062,000, or 1.90%, of loans at December 31, 2010 versus $15,870,000, or 1.40%, of loans at December 31, 2011. Total preferred stock dividends and discount accretion, which are not tax deductable, decreased $1,274,000, or 57%, from $2,246,000 in 2010 to $972,000 in 2011 as a result of the TARP CPP repurchases in 2010 and 2011. The operating results also included a $2,139,000, or 3%, increase in revenue and $310,000, or 1%, decrease in non-interest expenses.

2010 vs. 2009. Driven by higher revenue, net income available to common shareholders increased 35% from 2009 from $6,968,000 for the year ended December 31, 2009, to $9,425,000 for the year ended December 31, 2010. The growth in earnings from 2009 to 2010 was driven by increases in net interest income of $8,616,000 (19%) and non-interest income of $4,098,000 (25%) and was offset by a higher provision for loan losses of $2,675,000 (21%) and by an increase in non-interest expense of $5,747,000 (16%). The growth in the net interest income was driven relatively equally by growth in earning assets and by an improving net interest spread, which was the result of the cost of interest bearing liabilities falling faster than yields on earning assets and, as a result, the net interest margin increased from 3.64% in 2009 to 3.79% in 2010. Leading the growth in non-interest income was a $1,143,000 (76%) increase in mortgage banking income and a $1,278,000 (117%) increase in trust fee income. The low interest rate environment also led to the increase in mortgage banking income as homeowners refinanced their existing loans to lower rates. As discussed in the management overview section of this Annual Report, two acquisitions completed in the fourth quarter of 2009 had an impact on the financial comparisons between 2009 and 2010. The provision for loan losses reflected the current stressed economic conditions that have continued to put significant strains on the loan portfolio in 2010. These strains showed in the net charge-offs that increased from $7,582,000 (.71% of average loans) in net charge-offs in 2009 to $13,285,000 (1.18% of average loans) in 2010. While charge-offs increased in 2010, non-performing loans decreased from $25,562,000, or 2.21%, of loans at December 31, 2009 versus $21,062,000, or 1.90%, of loans at December 31, 2010.

Net Interest Income

2011 vs. 2010. Net interest income grew to $55,538,000 in 2011, an increase of $2,129,000 (4%) over the $53,409,000 earned in 2010. As illustrated in Table 3, both the volume and rate variances had a positive impact on net interest income in 2011 as compared with 2010. Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,597,000 and by a positive rate variance by $727,000. As illustrated in Table 2, the net interest spread decreased by 1 basis point and the net interest margin of 3.73% for 2011 was 6 basis points lower than the 3.79% net interest margin for 2010. Contributing to the decrease in both of these measures was the change in the mix of average assets as was discussed above in the financial condition section of this Annual Report. The cost of interest-bearing liabilities decreased 36 basis points from 1.11% for 2010 to .75% for 2011, while the yield on earning assets decreased 37 basis points from 4.71% for 2010 to 4.34% for 2011. As illustrated in Table 2, average earning assets increased $84,458,000, or 6%, from 2010 to 2011, while average interest bearing liabilities only increased $32,559,000, or 3%, in the same period. As further illustrated in Table 3, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $3,774,000 which was offset by a $3,047,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $2,637,000 or 70% of the decrease in interest expense as a result of rate. While BKFC benefited from falling rates in 2011 as compared to 2010, if rates continue to fall in 2012 the effect on BKFC will be negative, as shown and explained below under the heading “Asset/Liability Management and Market Risk.”

2010 vs. 2009. Net interest income grew to $53,409,000 in 2010, an increase of $8,616,000 (19%), over the $44,793,000 earned in 2009. The increase was driven by the growth in earning assets and an improved net interest spread. As illustrated in Table 3, both the volume and rate variances had a positive impact on net interest income in 2010 as compared with 2009. Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $4,606,000 and by a positive rate variance by $4,075,000. As illustrated in Table 2, the results of this favorable rate variance was a 24 basis point increase in the net interest spread from 3.36% in 2009 to 3.60% in 2010. Also illustrated in Table 2, the net interest margin of 3.79% for 2010 was 15 basis points greater than the 3.64% net interest margin for 2009. The cost of interest-bearing liabilities decreased 60 basis points from 1.71% for 2009 to 1.11% for 2010, while the yield on earning assets only decreased 36 basis points from 5.07% for 2009 to 4.71% for 2010. Contributing to the favorable volume variance was the Integra Bank acquisition that added approximately $107,000,000 in loans and $76,000,000 in deposits. As illustrated in Table 2, average earning assets increased $178,976,000, or 14%, from 2009 to 2010, while average interest bearing liabilities only increased $146,096,000, or 14%, in the same period. As further illustrated in Table 3, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $6,327,000 which was offset by a $2,252,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $4,420,000 or 70% of the decrease in interest expense as a result of rate.

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

Table 2 - Average Balance Sheet Rates 2011, 2010 and 2009 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2011			2010			2009
	Average			Average			Average
	outstanding	Interest earned/	Yield/	outstanding	Interest earned/	Yield/	outstanding	Interest earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)(2)	$1,123,625	$58,379	5.20%	$1,137,373	$61,535	5.41%	$1,066,886	$58,093	5.45%
Securities(2)	326,681	7,302	2.24	236,838	5,812	2.45	156,847	5,354	3.41
Other interest-earning assets	71,085	372	0.52	62,722	395	0.63	34,224	298	0.87
Total interest-earning assets	1,521,391	66,053	4.34	1,436,933	67,742	4.71	1,257,957	63,745	5.07
Non-interest-earning assets	134,667			124,408			99,562
Total assets	$1,656,058			$1,561,341			$1,357,519
Interest-bearing liabilities:
Transaction accounts	736,323	2,403	0.33	679,597	3,012	0.44	568,135	3,924	0.69
Time deposits	420,026	5,835	1.39	450,712	9,054	2.01	416,179	12,505	3.00
Borrowings	74,147	1,022	1.38	67,628	1,207	1.78	67,527	1,528	2.26
Total interest-bearing liabilities	1,230,496	9,260	0.75	1,197,937	13,273	1.11	1,051,841	17,957	1.71
Non-interest-bearing liabilities	262,245			215,427			171,585
Total liabilities	1,492,741			1,413,364			1,223,426
Shareholders’ equity	163,317			147,977			134,093
Total liabilities and shareholders’ equity	$1,656,058			$1,561,341			$1,357,519
Net interest income		$56,793			$54,469			$45,788
Interest rate spread			3.59%			3.60%			3.36%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.73%			3.79%			3.64%
Effect of net free funds (the difference between the net interest margin and the interest rate spread)			0.14%			0.19%			0.28%
Average interest-earning assets to interest-bearing liabilities	123.64%			119.95%			119.60%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2011, 34.62% in 2010 and 34.35% in 2009. The tax equivalent adjustment was $1,255,000, $1,060,000 and $995,000, in 2011, 2010 and 2009, respectively.

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

Table 3 – Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2011 vs. 2010			2010 vs. 2009
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$(737)	$(2,419)	$(3,156)	$3,816	$(374)	$3,442
Securities	2,046	(556)	1,490	2,236	(1,778)	458
Other interest-earning assets(1)	49	(72)	(23)	197	(100)	97
Total interest-earning assets	1,358	(3,047)	(1,689)	6,249	(2,252)	3,997
Interest expense attributable to:
Transaction accounts	$235	(844)	(609)	$672	(1,584)	(912)
Time deposits	(582)	(2,637)	(3,219)	969	(4,420)	(3,451)
Borrowings	108	(293)	(185)	2	(323)	(321)
Total interest-bearing liabilities	(239)	(3,774)	(4,013)	1,643	(6,327)	(4,684)
Increase (decrease) in net interest income	$1,597	$727	$2,324	$4,606	$4,075	$8,681

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

Provision for Loan Losses

Like many other financial institutions, the Bank has been significantly affected by the national economic recession and the continued challenging economic environment. While the Bank experienced an increase in defaults and foreclosures since the recession began, the levels of such activity has been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, negative trends in credit metrics and the resulting pressure on earnings will remain above historical levels. This will include continuing higher levels of charge-offs in the loan portfolio, and as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions for loan losses will lead to lower earnings and slower capital growth. Management also believes that the current economic conditions will lead to lower demand for loans within all loan types, specifically, real estate related requests.

While the economic conditions continue to be challenging, the provision for loan losses reflected the current slow economic recovery that was discussed above in the economic overview. While still well above historical levels, the credit metrics showed significant improvement in 2011 as compared to 2010.

2011 vs. 2010. As discussed above under “Management Overview,” the provision for loan losses reflected the slow economic recovery. The provision for loan losses was $10,750,000 for the year ended December 31, 2011, compared to $15,500,000 for 2010. The decrease of $4,750,000 (31%) reflected a decrease in the level of charge-offs and lower non-performing loans in 2011 as compared to 2010. For the year ended December 31, 2011, net charge-offs were $9,830,000, or .88%, of average loan balances compared to 2010 figures of $13,285,000, or 1.18%, of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $15,870,000 (1.40% of loans outstanding) at December 31, 2011, compared to $21,062,000 (1.90% of loans outstanding) at December 31, 2010. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $21,714,000 at December 31, 2011 and $21,857,000 at December 31, 2010. This represents 1.25% of total assets at December 31, 2011 compared to 1.32% at December 31, 2010. While non-performing loans decreased in 2011, other real estate owned increased from $795,000 at December 31, 2010 to $5,844,000 at December 31, 2011. This increase was primarily the result of one commercial real estate relationship that added $3,475,000 in other real estate owned in the fourth quarter of 2011. These properties are recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

2010 vs. 2009. The provision for loan losses was $15,500,000 for the year ended December 31, 2010, compared to $12,825,000 for 2009. The increase of $2,675,000 (21%) reflected an increase in the level of charge-offs in 2010 and management’s continuing concerns of the effect that the current economic conditions will have on the Bank’s loan customers. For the year ended December 31, 2010, net charge-offs were $13,285,000 or 1.18% of average loan balances compared to 2009 figures of $7,582,000 or .71% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $21,062,000 (1.90% of loans outstanding) at December 31, 2010, compared to $25,562,000 (2.21% of loans outstanding) at December 31, 2009.

Non-performing assets, which include non-performing loans, other real estate owned and repossessed assets, totaled $21,857,000 at December 31, 2010 and $26,943,000 at December 31, 2009. This represents 1.32% of total assets at December 31, 2010 compared to 1.72% at December 31, 2009.

Accruing Troubled Debt Restructurings. In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $13,306,000 at December 31, 2011 versus $6,135,000 at December 31, 2010. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The increase in the ALL was directionally consistent in 2011 with the slow economic recovery. The ALL increased 5%, from $17,368,000 at December 31, 2010 to $18,288,000 at December 31, 2011, which increased the allowance for loan losses as a percentage of total loans from 1.57% at December 31, 2010, to 1.62% at December 31, 2011. The amount of the allowance allocated to impaired loans at year end 2011 was $7,443,000, which was up 30% from the $5,744,000 at year end 2010. While the amount of the allowance that was allocated to impaired loans increased for the end of 2010 to the end of 2011 the allowance allocated to specific pools of loans based on risk ratings declined in the same period. This decrease was the result of a reduction in the volume of classified loans, that did not have specific allocations, from the end of 2010 to the end of 2011. The impairment process is described in the critical accounting policies section of this Annual Report. Contributing to the increase in the allowance for loan losses is the significant decrease in real estate values experienced in the current economic cycle. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2010 to 2011. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue into 2012 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

For additional information on the ALL, see the critical accounting policies section of this discussion.

Table 4 - Analysis of the allowance for loan losses for the periods indicated

	At December 31
	2011	2010	2009	2008	2007
	(dollars in thousands)
Balance of allowance at beginning of period	$17,368	$15,153	$9,910	$8,505	$6,918
Recoveries of loans previously charged off:
Commercial loans	267	229	140	212	369
Consumer loans	382	487	309	249	106
Mortgage loans	21	5	2	2	23
Total recoveries	670	721	451	463	498
Loans charged off:
Commercial loans	8,841	11,499	6,310	2,675	1,097
Consumer loans	1,288	2,101	1,276	1,065	368
Mortgage loans	371	406	447	168	31
Total charge-offs	10,500	14,006	8,033	3,908	1,496
Net charge-offs	(9,830)	(13,285)	(7,582)	(3,445)	(998)
Provision for loan losses	10,750	15,500	12,825	4,850	1,575
Merger adjustment	0	0	0	0	1,010
Balance of allowance at end of period	$18,288	$17,368	$15,153	$9,910	$8,505
Net charge-offs to average loans outstanding for period	0.88%	1.18%	0.71%	0.35%	0.11%
Allowance at end of period to loans at end of period	1.62%	1.57%	1.31%	0.97%	0.90%
Allowance to non-performing loans at end of period	115.24%	82.46%	59.28%	103.65%	94.01%

Table 5 - Analysis of non-performing loans for the periods indicated

	At December 31
	2011	2010	2009	2008	2007
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$6,628	$6,311	$8,588	$2,401	$1,391
Residential real estate	5,325	4,208	5,113	2,325	1,731
Construction	1,897	5,329	7,302	2,778	2,281
Commercial	1,175	4,749	2,712	588	851
Consumer and other	626	51	111	119	135
Total	15,651	20,648	23,826	8,211	6,389
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$68	$220	$86	$297
Residential real estate	112	263	758	812	1,739
Construction	-	-	682	0	205
Commercial	74	-	34	291	360
Consumer and other loans	33	83	42	161	57
Total	219	414	1,736	1,350	2,658
Total non-performing loans	$15,870	$21,062	$25,562	$9,561	$9,047
Non-performing loans as a percentage of total loans	1.40	1.90%	2.21%	0.93%	0.95%
Accruing Troubled Debt Restructuring (TDRs)	$13,306	$6,135	$3,568	$575	$-
Non-accruing Trouble Debt Restructuring (TDRs)	$1,923	$2,186	$3,831	$633	$-
Other real estate owned	$5,844	$795	$1,381	$712	$4,117

Non-Interest Income

The following table shows the components of non-interest income and the percentage changes from 2011 to 2010 and from 2010 to 2009.

Table 6 - Major components of non-interest income (dollars in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2011	2010	2009	2011/2010	2010/2009
	(dollars in thousands)
Non-interest income:
Service charges and fees	$9,441	$9,889	$9,156	(5)%	8%
Mortgage banking income	1,789	2,646	1,503	(32)	76
Trust fee income	2,641	2,373	1,095	11	117
Bankcard transaction revenue	3,382	2,921	2,225	16	31
Company owned life insurance earnings	1,151	959	923	20	4
Net securities gains	231	-	728	-	(100)
Losses on other real estate owned	(261)	(65)	(528)	302	88
Other	2,350	1,991	1,514	30	32

Total non-interest income	$20,724	$20,714	$16,616	-%	25%

2011 vs. 2010. Total non-interest income increased $10,000, or 0%, as higher bankcard transaction revenue, trust fee income, company owned life insurance earnings and a gain of the sale of securities offset lower mortgage banking income, service charges and fees on deposits and higher losses on the sale of other real estate owned property. The $857,000, or 32%, decrease in mortgage banking income was driven by a sharp drop in interest rates in the fourth quarter of 2010, which prompted an increase in demand for home mortgage loan refinancing. While interest rates remain low, 2011 did not continue to see this level of refinancing activity. The $448,000, or 5%, decrease in service charges was the result of the full year effect of the new banking regulations limiting fees charged on overdrafts initiated by electronic transactions, which began in August of 2009. Contributing to the increase in company owned life insurance was the purchase of $6,500,000 in additional policies in 2011. The $461,000, or 16%, increase in bankcard transaction revenue reflected consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. The Dodd-Frank Act excluded banks under $10 billion in assets from the rule that limits the interchange fees that merchants pay to banks for certain debit card transactions.

2010 vs. 2009. The lower rates associated with the current economic cycle and the impact from the two acquisitions completed in 2009 contributed to the $4,098,000, or 25%, increase in non-interest income in 2010 from $16,616,000 in 2009 to $20,714,000 in 2010. Mortgage banking income increased $1,143,000, or 76%, from 2009 to 2010 as attractive rates on fixed rate residential mortgage loans led to a significant increase in the refinancing market. Other increases for 2010 included trust fee income (up $1,278,000, or 117%), bankcard transaction revenue (up $696,000, or 31%), and service charges and fees (up $733,000, or 8%). Contributing to the increase in trust fee income, bankcard transaction revenue and service charges and fees was the TAM and Integra Bank acquisitions described above in “Item 1. Business.”

Non-Interest Expense

The following table shows the components of non-interest expense and the percentage changes from 2011 to 2010 and from 2010 to 2009.

Table 7 - Major Components of non-interest expense (in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2011	2010	2009	2011/2010	2010/2009
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$20,194	$19,398	$16,139	4%	20%
Occupancy and equipment	4,897	5,017	4,703	(2)	7
Data processing	1,983	1,830	1,597	8	15
Advertising	1,509	1,168	1,039	29	12
Electronic banking processing fees	1,332	1,161	1,013	15	15
Outside service fees	1,037	1,484	1,439	(30)	3
State bank taxes	2,051	1,966	1,797	4	9
Other real estate owned & loan collection	1,541	1,436	788	7	82
Amortization of intangible assets	858	1,472	1,094	(42)	35
FDIC insurance	1,541	2,242	2,407	(31)	(7)
Other	6,171	5,250	4,661	18	12

Total non-interest expense	$43,114	$42,424	$36,677	(1)%	16%

2011 vs. 2010. Non-interest expense decreased $310,000 (1%), to $42,114,000 for 2011, compared to $42,424,000 for 2010. The largest decrease in non-interest expense was FDIC insurance expense which decreased $701,000 (31%) in 2011 as compared to 2010. The Bank benefited from the provision of the Dodd-Frank legislation that changed the base on which the insurance is calculated from total deposits to total assets. The next largest decrease in non-interest expense was in the amortization of intangible assets which decreased $614,000 (42%) in 2011 as compared to 2010. This was the result of the amortization associated with the 2002 transaction with Peoples Bank of Northern Kentucky being fully amortized at the end of 2010. The largest increase in non-interest expense was in the salaries and benefits expense, which increased $796,000 (4%) in 2011 compared to 2010, as a result of normal merit increases. As a result of the exit of the CPP, investment management expects salaries and benefits expense to increase at a higher rate in 2012. The CPP prohibited bonuses and other types compensation from being paid to the five highest paid executives of the Company.

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

Tax Expense

2011 vs. 2010 As a result of higher income before taxes, the federal income tax expense increased $2,381,000 (53%) to $6,909,000 for 2011 compared to $4,528,000 for 2010. The effective tax rate was 29.5% for 2011, which was an increase of 1.6% from 27.9% for 2010. The increase in effective tax rate is a result of income before taxes increasing by 44%, while tax exempt income increased by 18%.

2010 vs. 2009. As a result of higher income before taxes, the federal income tax expense increased $1,381,000 (44%) to $4,528,000 for 2010 compared to $3,147,000 for 2009. The effective tax rate was 27.9% for 2010, which was an increase of 1.5% from 26.4% for 2009. The increase in effective tax rate is a result of income before taxes increasing by 36%, while tax exempt income increased by 6%.

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 8 presents, as of December 31, 2011, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contracts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient.

Table 8 - Contractual obligations (dollars in thousands)

	Maturity by Period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Certificates of deposit	$408,801	$317,381	$82,715	$8,705	$-
FHLB advances	10,000	-	5,000	5,000	-
Subordinated debentures	38,557	-	-	-	38,557
Other notes payable	182	11	22	22	127
Northern Kentucky University arena naming rights	2,571	857	1,714	-	-
Thomas More College athletic field naming rights	200	200	-	-	-
Lease commitments	4,170	910	1,452	655	1,153

Total	$464,481	$319,359	$90,903	$14,382	$39,837

(1) Lease commitments represent the total minimum lease payments under non-cancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BKFC’s consolidated balance sheets. Table 9 presents, as of December 31, 2011, the Bank’s significant off-balance sheet commitments.

Table 9 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by Period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Unused lines of credit and loan commitments	$321,920	$206,069	$36,454	$10,132	$69,265
Standby letters of credit	49,229	32,438	13,353	787	2,651
FHLB letters of credit	104,000	104,000	-	-	-

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

Liquidity and Capital Resources

Liquidity refers to the availability of sufficient levels of cash to fund BKFC’s operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses, meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary and, prior to repayment of the CPP in November of 2011, meeting its quarterly dividend payment for the preferred stock associated with the CPP. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2011, as discussed in the financial condition section of this Annual Report, the growth in securities and loans were funded by the growth in deposits, less the repayment of the Treasury Department’s remaining CPP investment. The Warrant for 274,784 shares of Common Stock issued in connection with BKFC’s participation in the CPP remains outstanding, subject to customary anti-dilution adjustments. At December 31, 2011, the Bank’s customers had available $355,491,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $15,658,000. Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

In 2009 BKFC filed a universal shelf registration statement on Form S-3 that was declared effective in November, 2010. This registration statement permits BKFC to engage in offerings of up to $50 million aggregate principal amount of debt securities, Common Stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing. BKFC utilized the shelf registration to offer Common Stock in connection with the $28.1 million Common Stock offering completed in November, 2010. As of the date of this Annual Report, $21.9 million of unused capacity remains available for future use. We may in the future utilize the unused portion of our existing shelf registration statement, or any future registration statements that we may file with the SEC, to conduct subsequent registered debt or equity offerings.

If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. Further, the Bank also has $322,512,000 of securities designated as available-for-sale and an additional $2,864,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2011 to meet known and potential obligations.

As illustrated in BKFC’s statement of cash flows, the net change in cash and cash equivalents from 2011 as compared to 2010 was a decrease of $36,700,000. Net income provided $16,489,000 of the $35,047,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in available-for-sale securities of $77,064,000. As discussed in the financial condition section of this Annual Report, the largest source of cash from financing activities came from the increase in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2011, BKFC paid cash dividends of $.56 per share totaling $4,162,000 on Common Stock and a total of $762,000 for dividends on preferred stock.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a Total Risk-Based Ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2011, BKFC’s Leverage Ratio and Total Risk-Based Ratios were 8.45% and 12.95%, respectively, which exceed all required ratios established for bank holding companies.

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

Adoption of New Accounting Standards

In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The effect of adopting this new guidance in 2011 did not have a material effect on the Company’s results of operations or financial position.

In May, 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The Company is currently evaluating the impact of this amendment on the consolidated financial statements. This amendment is effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholder’s equity.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that this amendment will have a material impact on it’s financial statements.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next 12 months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $139,589,000 (8.00%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates. The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing; the movement of certain deposit rate indices in relationship to asset rate indices; and the extent of the decrease in the rate environment.

At December 31, 2011, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative. Over the preceding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $139,589,000 (8.00% of total assets). At December 31, 2010, interest rate sensitive liabilities exceeded interest rate sensitive assets by $37,836,000 (2.27% of total assets). Contributing to the increased liability sensitive position from 2010 to 2011 was lower levels of short-term investments on the asset side of the calculation and higher levels of interest bearing transaction accounts on the liability side of the equation. Contributing to the decrease in short-term investments was the increase in the investment in securities in 2011. Please see the “Financial Condition” of this Section of the Annual Report for an analysis of the increase in securities and other balance sheet changes. An assumption, based on historical behavior, contributing to BKFC’s gap position is that the balances in NOW and savings accounts react within a two-year timeframe to market rate changes, rather than reacting immediately. These instruments are not tied to specific indices and are only influenced by market conditions and other factors. The Bank’s experience with NOW and savings accounts has been that they have repriced at a pace equal to approximately 25% of a prime change. Accordingly, a general movement in interest rates may not have an immediate effect on the rates paid on those deposit accounts.

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

The changes in the estimates of an increasing rate scenario on the net interest income change, as shown below, between 2010 to 2011 were a result of the same influences that increased the liability sensitivity of BKFC’s gap position and show that risk to income from rate changes would be negative in a rising rate environment. Although the gap position is negative, or in a liability sensitive position, the results of the simulation show income would also decline in a falling rate environment. The effects of the estimates for a decreasing rate environment are the results of the current rate environment. In December of 2008, the FRB lowered the targeted federal funds rate to .25%, and as a result most short-term deposit interest rates cannot drop 100 basis points while earning assets could in theory decrease by these amounts. The result of this extreme low rate environment is a declining rate scenario which produces a negative impact on earnings.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2011	2010
Increase 200 bp	(3.27)%	.36%
Increase 100 bp	(1.50)	.28
Decrease 100 bp	(5.67)	(4.08)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2011 (dollars in thousands) and shows the contractual repricing intervals, and related average interest rates, for each of the next five years and thereafter. As discussed above, while this table uses the contractual repricing intervals for NOW and savings accounts and therefore reflects the Bank’s ability to adjust rates on those accounts at any time, the Bank’s interest rate risk model incorporates assumptions based on historical behavior to determine the expected repricing of these deposits. The amounts included in loans exclude ALL, deferred fees, in process accounts and purchase accounting adjustments:

Table 10 - Balance sheet repricing data (in thousands)

Repricing in:	2012	2013	2014	2015	2016	Thereafter	Total	Fair Value
Federal Funds Sold	$72,918	-	-	-	-	-	$72,918	$72,918

Average Interest Rate	.17%	-	-	-	-	-	-	-

Interest Bearing Deposits	$250	-	-	-	-	-	$250	$250

Average Interest Rate	1.35%	-	-	-	-	-	-	-

Securities	$60,447	$48,748	$43,842	$34,184	$73,286	$110,980	$371,487	$373,155

Average Interest Rate	1.78%	2.28%	2.03%	2.40%	2.14%	2.77%	-	-

FHLB Stock	$5,099	-	-	-	-	-	$5,099	$5,099

Average Dividend Rate	4.37%	-	-	-	-	-	-	-

Loans	$738,036	$188,913	$104,884	$39,875	$46,317	$22,681	$1,140,706	$1,141,828

Average Interest Rate	4.59%	5.40%	5.12%	5.27%	4.90%	4.39%	-	-

Liabilities

Savings, NOW, MMA	$806,930	-	-	-	-	-	$806,930	$806,930

Average Interest Rate	.26%	-	-	-	-	-	-	-

CDs and IRAs	$317,381	$63,222	$19,493	$3,041	$5,664	-	$408,801	$415,156

Average Interest Rate	1.06%	1.19%	1.42%	3.19%	1.72%	-	-	-

Borrowings	$29,300	-	-	-	-	-	$29,300	$29,300

Average Interest Rate	.32%	-	-	-	-	-	-	-

Notes Payable	$38,000	-	$5,000	$5,000	-	$739	$48,739	$45,953

Average Interest Rate	2.07%	-	1.35%	1.72%	-	2.71%	-	-

Item 8. Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Crestview Hills, Kentucky

FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2011 and 2010 and the related consolidated statements of income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

/s/ Crowe Horwath LLP

Indianapolis, Indiana

March 8, 2012

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

December 31, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

	2011	2010
ASSETS
Cash and due from banks	$63,046	$40,415
Federal funds sold and other short-term investments	72,918	132,249
Total cash and cash equivalents	135,964	172,664
Interest bearing deposits with banks	250	100
Available-for-sale securities	322,512	245,448
Held-to-maturity securities (Fair value of $50,643 and $40,262)	48,975	39,778
Loans held for sale	8,920	15,279
Loans, net of allowance ($18,288 and $17,368)	1,111,666	1,088,641
Premises and equipment-net	22,827	23,170
Federal Home Loan Bank stock, at cost	5,099	4,959
Goodwill	22,023	21,889
Acquisition intangibles	3,228	3,575
Company owned life insurance	32,850	25,199
Accrued interest receivable and other assets	30,410	24,182

	$1,744,724	$1,664,884
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$283,090	$260,992
Interest bearing deposits	1,215,731	1,161,320
Total deposits	1,498,821	1,422,312
Short-term borrowings	29,300	23,419
Notes payable	48,739	48,761
Accrued expenses and other liabilities	11,294	11,022
	1,588,154	1,505,514
Commitments and contingent liabilities
Shareholders’ equity
Preferred stock, no par value, $0 liquidation value, 34,000 shares authorized and 0 issued (2011) and $17,000 liquidation value, 34,000 shares authorized and 17,000 issued (2010)	-	16,790
Common stock, no par value, 15,000,000 shares authorized, 7,432,995 (2011) and 7,432,295 (2010) shares issued	3,098	3,098
Additional paid-in capital	34,121	33,903
Retained earnings	116,038	104,683
Accumulated other comprehensive income	3,313	896
	156,570	159,370

	$1,744,724	$1,664,884

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

	2011	2010	2009
Interest income
Loans, including related fees	$57,752	$61,023	$57,738
Securities
Taxable	5,507	4,229	3,493
Tax exempt	1,167	1,035	1,221
Other	372	395	298
	64,798	66,682	62,750
Interest expense
Deposits	8,238	12,066	16,429
Borrowings	1,022	1,207	1,528
	9,260	13,273	17,957

Net interest income	55,538	53,409	44,793

Provision for loan losses	10,750	15,500	12,825

Net interest income after provision for loan losses	44,788	37,909	31,968

Non-interest income
Service charges and fees	9,441	9,889	9,156
Mortgage banking income	1,789	2,646	1,503
Trust fee income	2,641	2,373	1,095
Bankcard transaction revenue	3,382	2,921	2,225
Company owned life insurance earnings	1,151	959	923
Net securities gains	231	-	728
Other	2,089	1,926	986
	20,724	20,714	16,616
Non-interest expense
Salaries and employee benefits	20,194	19,398	16,139
Occupancy and equipment	4,897	5,017	4,703
Data processing	1,983	1,830	1,597
Advertising	1,509	1,168	1,039
Electronic banking processing fees	1,332	1,161	1,013
Outside service fees	1,037	1,484	1,439
State bank taxes	2,051	1,966	1,797
Amortization of intangible assets	858	1,472	1,094
FDIC insurance	1,541	2,242	2,407
Other	6,712	6,686	5,449
	42,114	42,424	36,677

Income before income taxes	23,398	16,199	11,907

Federal income taxes	6,909	4,528	3,147

Net income	$16,489	$11,671	$8,760
Preferred stock dividend and discount accretion	972	2,246	1,792
Net income available to common shareholders	$15,517	$9,425	$6,968
Per share data
Earnings per share	$2.09	$1.61	$1.24

Earnings per share, assuming dilution	$2.07	$1.61	$1.23

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2009	$-	5,606,607	$3,098	$2,708	$94,608	$1,034	$101,448

Comprehensive income
Net income					8,760		8,760
Change in net unrealized gain (loss), net of tax						(80)	(80)
Total comprehensive income							8,680
Cash dividends - $.56 per share					(3,144)		(3,144)
Dividends paid and accrued on preferred stock					(1,497)		(1,497)
Issuance of preferred stock	32,931						32,931
Issuance of a warrant to purchase common shares				1,015			1,015
Stock-based compensation expense				494			494
Exercise of stock options, including tax benefit		10,100		206			206
Issuance of common shares		50,000		1,000			1,000
Accretion of preferred stock discount	295				(295)		-

Balance December 31, 2009	33,226	5,666,707	$3,098	$5,423	$98,432	$954	$141,133

Comprehensive income
Net income					11,671		11,671
Change in net unrealized gain (loss), net of tax						(58)	(58)
Total comprehensive income							11,613
Cash dividends - $.56 per share					(3,174)		(3,174)
Dividends paid and accrued on preferred stock					(1,682)		(1,682)
Preferred stock repurchased	(17,000)						(17,000)
Stock-based compensation expense				307			307
Issuance of common shares		1,765,588		28,173			28,173
Accretion of preferred stock discount	564				(564)		-

Balance December 31, 2010	$16,790	7,432,295	$3,098	$33,903	$104,683	$896	$159,370

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance December 31, 2010	$16,790	7,432,295	$3,098	$33,903	$104,683	$896	$159,370

Comprehensive income
Net income					16,489		16,489
Change in net unrealized gain (loss), net of tax						2,417	2,417
Total comprehensive income							18,906
Cash dividends - $.56 per share					(4,162)		(4,162)
Dividends paid and accrued on preferred stock					(762)		(762)
Preferred stock repurchased	(17,000)						(17,000)
Exercise of stock options		700		15			15
Stock-based compensation expense				203			203
Accretion of preferred stock discount	210				(210)		-

Balance December 31, 2011	$-	7,432,995	$3,098	$34,121	$116,038	$3,313	$156,570

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

(Dollar amounts in thousands)

	2011	2010	2009
Cash flows from operating activities
Net income	$16,489	$11,671	$8,760
Adjustments to reconcile net income to net cash from operating activities
Depreciation and amortization	1,002	822	1,578
Net amortization (accretion) on securities	2,453	2,300	1,188
Provision for loan losses	10,750	15,500	12,825
Amortization of acquisition intangibles	858	1,472	1,094
Earnings on life insurance	(1,151)	(959)	(924)
Loss on sale/write-down of other real estate	(261)	67	528
Mortgage banking income	(1,789)	(2,646)	(1,503)
Proceeds from loans sold	118,011	142,219	119,405
Origination of loans held for sale	(109,863)	(148,054)	(122,075)
Net securities gains	(231)	-	(728)
Stock based compensation expense	203	307	494
Net change in:
Accrued interest receivable and other assets	(371)	473	(8,386)
Accrued expenses and other liabilities	(901)	(2,987)	(372)
Net cash from operating activities	35,199	20,185	11,884
Cash flows from investing activities
Net change in interest bearing balances	(150)	-	-
Proceeds from maturities and principal reductions of held-to-maturity securities	8,654	4,909	6,967
Purchase of held-to-maturity securities	(17,903)	(13,979)	(3,972)
Proceeds from maturities and sales of available-for-sale securities	216,785	180,770	131,451
Purchase of available-for-sale securities	(282,465)	(244,746)	(230,382)
Purchase of company owned life insurance	(6,500)	-	(2,000)
Loans made to customers, net of principal collections	(28,440)	34,297	(34,317)
Purchase of loans	-	-	(56,213)
Property and equipment expenditures, net	(981)	(1,363)	(5,309)
Proceeds from the sale of other real estate	3,424	2,671	1,613
Net payments in acquisition	3,322	-	18,089
Net cash from investing activities	(104,254)	(37,441)	(174,073)

Cash flows from financing activities
Net change in deposits	48,512	79,240	199,048
Net change in short-term borrowings	5,881	1,750	(6,484)
Advances on notes payable	-	10,000	-
Proceeds from issuance of preferred stock and warrant, net	-	-	33,946
Redemption of preferred stock	(17,000)	(17,000)	-
Payments on notes payable	(22)	(6,020)	(17)
Dividends paid on common stock	(4,162)	(3,174)	(3,144)
Stock repurchase and retirement	-	-	-
Proceeds from issuance of common stock	-	28,173	-
Dividends paid on preferred stock	(869)	(1,787)	(1,284)
Proceeds from exercise of stock options	15	-	206
Net cash from financing activities	32,355	91,182	222,271

Net change in cash and cash equivalents	(36,700)	73,926	60,082
Cash and cash equivalents at beginning of year	172,664	98,738	38,656

Cash and cash equivalents at end of year	$135,964	$172,664	$98,738

Supplemental cash flow information:
Cash paid for interest	$10,390	$14,418	$18,858
Cash paid for income taxes	6,765	5,000	4,815
Supplemental noncash disclosures:
Transfers from loans to other real estate	$8,734	$2,152	$2,810

See note 6 regarding assets acquired and liabilities assumed in acquisitions.

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation: The consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (the “Company”) and its wholly owned subsidiary, The Bank of Kentucky (the “Bank”). Intercompany transactions are eliminated in consolidation.

Description of Business: The Company provides financial services through its subsidiary, which operates primarily in Boone, Campbell, Grant, Gallatin, Kenton and Pendleton counties in northern Kentucky and also in Greater Cincinnati, Ohio. Operations consist of generating commercial, mortgage and consumer loans and accepting deposits from customers. The loan portfolio is diversified and the ability of debtors to repay loans is not dependent upon any single industry. The majority of the institution’s loans are secured by specific items of collateral including business assets, real property and consumer assets.

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

Cash Flows: Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, interest-bearing balances with banks and short-term borrowings with maturities of 90 days or less.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

All interest accrued but not received for loans placed on nonaccrual is reversed against interest income. Interest received on such loans is accounted for on cost-recovery method, until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses

If a partially charged-off loan has been restructured in a manner that is reasonably assured of repayment and performance according to prudently modified terms, and has sustained historical payment performance for a reasonable period of time prior to and/or after the restructuring, it may be returned to accrual status and is classified as a TDR loan. However, if the above conditions can not be reasonably met, the loan remains on non-accrual status.

Concentration of Credit Risk: Most of the Company’s business activity is with customers located within Northern Kentucky and the Cincinnati metropolitan area. Therefore, the Company’s exposure to credit risk is significantly affected by changes in the economy in this area.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using past loan loss experience, the nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent 4 years. These loss ratios are calculated from a migration analysis of the charge offs over this period, but excludes the ratios from the most recent six month period as they are not appropriately seasoned. The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the lower of the two loss ratio’s representing the lower end of the reserve range and the higher calculated ratio representing the reserve percentage for the higher end of the reserve range. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; levels of and trends in charge-offs and recoveries; trends in volume and terms of loans; effects of any changes in risk selection and underwriting standards; other changes in lending policies, procedures and practices; experience, ability and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are consistent within each of the portfolio segments, which have been identified as: Commercial, residential real estate, nonresidential real estate, construction, consumer and municipal obligations.

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial - Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Borrowers may be subject to adverse economic conditions that can lead to decreases in product demand; increasing material or other production costs; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services extended; interruption related to the importing or exporting of production materials or sold products.

Residential real estate - Residential real estate loans are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. These loans are subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Nonresidential real estate - Non residential real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans are subject to adverse market conditions that cause a decrease in market value or lease rates; the potential for environmental impairment and the obsolescence of the location or function.

Construction - Construction loans are underwritten utilizing independent appraisal reviews, absorption rate analysis, lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These loans are subject to adverse market conditions that cause a decrease in market value or absorption rates; the potential for environmental impairment. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

Consumer - Consumer loans generally consist of loans secured by personal property or unsecured loans such as credit cards. Repayment of these loans is primarily dependent on the personal income of the borrowers, who are subject to adverse employment conditions in the local economy which may lead to higher unemployment.

Municipal Obligations - Municipal obligations are generally secured by specific assets or the taxing power of the municipality. These loans are subject to adverse employment conditions in the local economy and lower real estate values which can reduce the municipality’s tax base.

A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and classified as impaired.

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer and credit card loans, and on an individual loan basis for other loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. The company’s impairment policies are consistent across all of the loan portfolio segment’s.

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

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $5,844 and $795 of other real estate was owned on December 31, 2011 and 2010, respectively, and included in other assets.

Federal Home Loan Bank (FHLB) Stock: The Bank is a member of the FHLB system. Members are required to own a certain amount of stock based on the level of borrowings and other factors, and may invest in additional amounts. FHLB stock is carried at cost, classified as a restricted security and periodically evaluated for impairment based on ultimate recovery of par value. Both cash and stock dividends are reported as income.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at the amount that can be realized under the insurance contract at the balance sheet date, which is the cash surrender value adjusted for other charges or other amounts due that are probable at settlement.

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred plus the fair value of any non controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized but tested for impairment at least annually, or more frequently if events and circumtances exist that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit, acquired customer relationship, trade name and noncompete agreement intangible assets arising from whole bank, branch and asset management business acquisitions. They are initially measured at fair value and then are amortized either on the straight-line method or an accelerated method over their estimated useful lives of four to ten years.

Prepaid FDIC Insurance: On September 29, 2009, the Federal Deposit Insurance Corporation (“FDIC”) adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years, as mandated by statute. As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until December 31, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $2,908 and $4,210 on December 30, 2011 and 2010, and is included in other assets.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

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

December 31, 2011, 2010 and 2009

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

Derivative Financial Instruments: As a result of loans acquired through the Integra acquisition in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. The agreements are considered stand alone derivatives and changes in the fair value of derivatives are reported in earnings as non-interest income.

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

Adoption of New Accounting Standards: In April 2011, the FASB amended existing guidance for assisting a creditor in determining whether a restructuring is a troubled debt restructuring. The amendments clarify the guidance for a creditor’s evaluation of whether it has granted a concession and whether a debtor is experiencing financial difficulties. With regard to determining whether a concession has been granted, the ASU clarifies that creditors are precluded from using the effective interest method to determine whether a concession has been granted. In the absence of using the effective interest method, a creditor must now focus on other considerations such as the value of the underlying collateral, evaluation of other collateral or guarantees, the debtor’s ability to access other funds at market rates, interest rate increases and whether the restructuring results in a delay in payment that is insignificant. The effect of adopting this new guidance in 2011 did not have a material effect on the Company’s results of operations or financial position.

In May 2011, the FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. The amendments are effective for interim and annual period beginning after December 15, 2011. The Company does not expect this new guidance will have a material effect on the results of operations or financial position.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. The amendments in this guidance are effective as of the beginning of a fiscal reporting year, and interim periods within that year, that begins after December 15, 2011. Early adoption is permitted. The adoption of this amendment will change the presentation of the components of comprehensive income for the Company as part of the consolidated statement of shareholders’ equity.

In September 2011, the FASB amended existing guidance relating to goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if financial statements for the most recent annual or interim period have not yet been issued. The Company does not believe that this amendment will have a material impact on its financial statements.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES

The fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
2011
U.S. Government, federal agencies and Government sponsored enterprises	$168,104	$1,368	$(12)	$169,460
U.S. Government mortgage-backed	148,329	3,727	(64)	151,992
Corporate	1,060	-	-	1,060
	$317,493	$5,095	$(76)	$322,512

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2010
U.S. Government, federal agencies and Government sponsored enterprises	$145,536	$407	$(876)	$145,067
U.S. Government mortgage-backed	97,429	2,095	(268)	99,256
Corporate	1,125	-	-	1,125
	$244,090	$2,502	$(1,144)	$245,448

All mortgage-backed securities are secured by residential properties.

The amortized cost, unrecognized gains and losses and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2011
Municipal and other obligations	$48,975	$1,693	$(25)	$50,643

2010
Municipal and other obligations	$39,778	$713	$(229)	$40,262

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 2 – SECURITIES (Continued)

The fair value of debt securities and amortized cost, if different, at year-end 2011 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,035	$3,075	$2,864	$2,879
Due after one year through five years	113,201	113,981	23,366	24,036
Due after five years through ten years	51,768	52,304	16,820	17,803
Due after ten years	1,060	1,060	5,925	5,925
Mortgage-backed	148,329	151,992	-	-
	$317,493	$322,512	$48,975	$50,643

At December 31, 2011 and 2010, securities with a carrying value of $342,288 and $244,220 were pledged to secure public deposits and repurchase agreements.

The proceeds from sales and calls of securities and the associated gains are listed below:

	2011	2010	2009

Proceeds	$13,598	$-	$90,558
Gross gains	231	-	728
Gross losses	-	-	-

The tax provision related to these net realized gains and losses was $81, $0, and $250, respectively.

Securities with unrealized losses at year-end 2011 and 2010, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2011
U.S. Gov’t., federal agencies and Government sponsored enterprises	$18,734	$(12)	$-	$-	$18,734	$(12)
U.S Gov’t. mortgage-backed	36,707	(64)	-	-	36,707	(64)
Municipal & other obligations	3,225	(24)	388	(1)	3,613	(25)

Total temporarily impaired	$58,666	$(100)	$388	$(1)	$59,439	$(101)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2010
U.S. Gov’t federal agencies and Government sponsored enterprises	$63,952	$(876)	$-	$-	$63,952	$(876)
U.S Gov’t. mortgage-backed	15,899	(268)	-	-	15,899	(268)
Municipal & other obligations	12,813	(229)	-	-	12,813	(229)

Total temporarily impaired	$92,664	$(1,373)	$-	$-	$92,664	$(1,373)

As of December 31, 2011, the Bank’s security portfolio consisted of 223 securities, 22 of which were in an unrealized loss position totaling $101. There was no other-than-temporary-impairment of securities as of or for the year ended December 31, 2011. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery.

NOTE 3 - LOANS

Year-end loans were as follows:

	2011	2010

Commercial	$193,176	$216,660
Residential real estate	266,268	260,625
Nonresidential real estate	523,485	482,173
Construction	104,788	107,611
Consumer	16,618	16,546
Municipal obligations	27,066	23,573
Gross loans	1,131,401	1,107,188
Less: Deferred loan origination fees
and discount	(1,447)	(1,179)
Allowance for loan losses	(18,288)	(17,368)

Net loans	$1,111,666	$1,088,641

Certain of the Company’s directors are loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2011

Beginning balance	$2,415
Effect of change in composition of board	122
New loans and advances on lines of credit	14,452
Loan payments	(13,016)

Ending balance	$3,973

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following Table presents the activity in the allowance for loan losses by portfolio segment for the year ending December 31 2011:

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	1,919	1,330	3,400	3,400	527	(42)	10,750
Loans charged off	(2,236)	(1,214)	(4,076)	(2,066)	(908)	-	(10,500)
Recoveries	84	44	164	1	377	-	670

Total ending allowance balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288

Activity in the allowance for loan losses was as follows:

	2010	2009

Beginning balance	$15,153	$9,910
Provision charged to operations	15,500	12,825
Loans charged off	(14,006)	(8,033)
Recoveries	721	451

Ending balance	$17,368	$15,153

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

NOTE 3 – LOANS (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2011 and 2010.

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$224	$477	$2,994	$3,748	$-	$-	$7,443
Collectively evaluated for impairment	2,983	2,114	4,620	953	162	13	10,845

	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Loans
Loans individually evaluated for impairment	$917	$6,100	$20,390	$7,854	$-	$-	$35,261
Loans collectively evaluated for impairment	192,259	260,168	503,095	96,934	16,618	27,066	1,096,140

Total ending loan balance	$193,176	$266,268	$523,485	$104,788	$16,618	$27,066	$1,131,401

			Non
		Residential	Residential			Municipal
December 31, 2010	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Ending allowance balance attributable to loans
Individually evaluated for impairment	$595	$399	$3,365	$1,385	$-	$-	$5,744
Collectively evaluated for impairment	2,845	2,032	4,761	1,765	166	55	11,624

Total ending allowance balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368

Loans
Loans individually evaluated for impairment	$1,769	$2,828	$15,583	$5,776	$-	$-	$25,956
Loans collectively evaluated for impairment	214,891	257,797	466,590	101,835	16,546	23,573	1,081,232

Total ending loans balance	$216,660	$260,625	$482,173	$107,611	$16,546	$23,573	$1,107,188

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

Nonperforming and impaired loans were as follows

	2011	2010	2009
Nonaccrual loans at year end	$15,651	$20,648	$23,826
Loans past due over 90 days, still accruing at year-end	219	414	1,736
Accruing restructured loans	13,306	6,135	3,568
Average impaired loans during the year	31,692	30,076	28,244
Interest income recognized during impairment	866	640	738
Cash basis interest recognized during impairment	742	728	742
Loans designated as impaired at year end with allowance allocated	29,123	22,524	32,142
Impaired loans with no allowance allocated	6,137	3,432	3,922
Allowance allocated to impaired loans at year end	7,443	5,744	5,916

Nonperforming loans includes both smaller balance homogeneous loans that are collectively evaluated for impairment and individually classified impaired loans that are not performing.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized

With no related allowance recorded Commercial	$350	$310	$-	$341	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	6	-	-
Multifamily properties	538	538	-	80	-	-
Other	1,703	1,703	-	1,444	-	-

Nonresidential real estate
Owner occupied properties	1,101	1,101	-	635	-	-
Non owner occupied properties	2,122	2,116	-	1,013	-	-

Construction	356	319	-	570	-	-

	6,220	6,137	-	4,089	-	-

With an allowance recorded
Commercial	733	607	224	1,718	18	10

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	800	42	28
Other	3,859	3,809	477	2,663	78	73

Nonresidential real estate
Owner occupied properties	10,771	9,798	1,477	4,556	166	106
Non owner occupied properties	8,476	7,375	1,517	9,933	284	263

Construction	8,267	7,535	3,748	7,934	278	262

	32,106	29,123	7,443	27,604	866	742

Total	$38,326	$35,261	$7,443	$31,692	$866	$742

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

The following table presents individually impaired loans by class of loans as of December 31, 2010:

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$310	$310	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	34	34
Other	259	259	-

Nonresidential real estate
Owner occupied properties	725	725	-
Non owner occupied properties	1,495	1,495	-

	3,432	3,432	-
Construction	609	609	-

With an allowance recorded
Commercial	1,459	1,459	595

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,180	1,180	57
Other	1,355	1,355	342

Nonresidential real estate
Owner occupied properties	1,946	1,946	460
Non owner occupied properties	11,417	11,417	2,905

Construction	5,167	5,167	1,385

	22,524	22,524	5,744

Total	$25,956	$25,956	$5,744

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2011 by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans Not
	past due	past due	Nonaccrual	past due	Total

Commercial	$692	$74	$1,175	$191,235	$193,176
Residential real estate
Home equity lines of credit	1,094	-	910	92,676	94,680
Multifamily properties	-	-	-	36,756	36,756
Other residential real estate	5,854	112	4,415	124,451	134,832

Nonresidential real estate
Owner occupied properties	2,623	-	2,270	247,875	252,768
Non owner occupied properties	3,942	-	4,358	262,417	270,717
Construction	265	-	1,897	102,626	104,788

Consumer
Credit card balances	60	32	-	6,400	6,492
Other consumer	37	1	626	9,462	10,126

Municipal obligations	-	-	-	27,066	27,066

Total	$14,567	$219	$15,651	$1,100,964	$1,131,401

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011, 2010 and 2009
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

Troubled Debt Restructurings:

The Company has allocated $2,074 and $1,436 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2011 and December 31, 2010. Troubled debt restructurings totaled $15,229 and $8,321 as of December 31, 2011 and December 31, 2010, respectively. The Company has not committed to lend additional amounts as of December 31, 2011 and December 31, 2010 to customers with outstanding loans that are classified as troubled debt restructurings.

During the year ending December 31, 2011, the terms of certain loans were modified as troubled debt restructurings. Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending December 31, 2011:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:

Commercial	2	$349,870	$310,439
Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties
Other residential real estate	4	3,498,821	3,421,120
Nonresidential real estate
Owner occupied properties	3	8,137,536	7,989,080
Non owner occupied properties	4	3,661,111	3,496,046
Construction	1	437,380	12,500
Consumer
Credit card balances	-	-	-
Other consumer	-	-	-

Municipal obligations	-	-	-

Total	14	$16,084,718	$15,229,185

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $919,927 as of December 31, 2011.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2011:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	2	$310,439
Residential real estate
Home equity lines of credit
Multifamily properties
Other residential real estate	1	700,093
Nonresidential real estate
Owner occupied properties	1	7,779,219
Non owner occupied properties	2	900,481
Construction	1	12,500
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	7	$9,702,732

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in $399,574 for the twelve months ending December 31, 2011.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. The Company uses the following definitions for risk ratings:

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

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans. Loans listed as not rated are either less than $100 or are included in group of homogeneous loans.

As of December 31, 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated	Total

Commercial	$170,394	$9,684	$13,098	$-	$-	$193,176
Residential real estate
Home equity lines of credit	-	712	976	84	92,908	94,680
Multifamily properties	36,115	103	538	-	-	36,756
Other residential real estate	38,725	1,357	10843	-	83,907	134,832

Nonresidential real estate
Owner occupied properties	221,941	7,754	23,073	-	-	252,768
Non owner occupied properties	246,614	8,902	15,201	-	-	270,717
Construction	90,297	3,398	11,093	-	-	104,788

Consumer
Credit card balances	-	-	-	-	6,492	6,492
Other consumer	-	-	22	-	10,104	10,126
Municipal obligations	27,066	-	-	-	-	27,066

Total	$831,152	$31,910	$74,844	$84	$193,411	$1,131,401

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

December 31, 2010		Special
	Pass	Mention	Substandard	Doubtful	Not Rated	Total

Commercial	$191,690	$9,415	$15,555	$-	-	$216,660
Residential real estate
Home equity lines of credit	-	-	871	6	93,309	94,186
Multifamily properties	35,483	1,303	911	-	-	37,697
Other residential real estate	40,975	137	9,186	-	78,444	128,742

Nonresidential real estate
Owner occupied properties	207,137	5,052	22,085	-	-	234,274
Non owner occupied properties	224,111	5,117	18,671	-	-	247,899
Construction	86,524	4,350	16,737	-	-	107,611

Consumer
Credit card balances	-	-	-	-	6,037	6,037
Other consumer	-	-	14	2	10,493	10,509
Municipal obligations	23,573	-	-	-		23,573
Total	$809,493	$25,374	$84,030	$8	$188,283	$1,107,188

Loans listed as not rated are included in groups of homogeneous loans. These loans are evaluated based on delinquency status.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2011	2010

Land and improvements	$8,166	$7,818
Leasehold improvements	1,809	1,792
Buildings	19,257	18,770
Furniture, fixtures and equipment	11,144	10,720
Total	40,374	39,100
Accumulated depreciation	(17,549)	(15,930)

Net premises and equipment	$22,827	$23,170

Year-end depreciation expense was $1,691, $1,781 and $1,673 for 2011, 2010 and 2009, respectively. Depreciation expense for 2010 included $100 impairment expense for the Walton banking center that is no longer in use and depreciation expense for 2011 included an additional $50 impairment expense on this banking center. This property is currently held for sale.

NOTE 5 - ACQUISITION

On October 28, 2011, the Bank completed the purchase of one banking office of the United Kentucky Bank of Pendleton County, Inc. (“United Kentucky Bank”), located in Falmouth, Kentucky and a portfolio of selected loans. This acquisition was consistent with the Bank’s strategy to strengthen and expand its northern Kentucky market share. The acquisition offers the Bank an opportunity to increase profitability by introducing our existing retail and commercial products and services to the acquired customer base, as well as to add new customers in the expanded market. This transaction added $28,000 in deposits, $14,000 in loans and $9,000 in securities. The deposits were purchased at a $300 premium, while the loans were purchased at an approximate 1.58% discount. The acquisition included a core deposit intangible asset of $511 and goodwill of $134. The results of operations for this acquisition have been included since the transaction date of October 28, 2011, and net payments totaled $3,322 for this transaction.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 6 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

Goodwill increased $134 in 2011 as a result of the United Kentucky Bank acquisition. There was no change in Goodwill in 2010. Further details of this transaction is included in Note 5.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2011		2010
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$3,595	$1,583	$5,947	$4,034
Trade name intangibles	165	137	165	95
Noncompete agreement intangibles	320	266	320	184
Other customer relationship intangibles	2,650	1,516	4,695	3,239

Total	$6,730	$3,502	$11,127	$7,552

Aggregate amortization expense was $858, $1,472 and $1,094, for 2011, 2010 and 2009, respectively.

Estimated amortization expense for each of the next five years:

2012	$766
2013	615
2014	487
2015	403
2016	332

NOTE 7 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $141,963 and $138,413 at year-end 2011 and 2010, respectively.

Scheduled maturities of time deposits are as follows:

2012	$317,381
2013	63,222
2014	19,493
2015	3,041
2016	5,664
$408,801

Deposits from directors and their affiliates at year-end 2011 and 2010 were $11,024 and $11,074, comprising 0.74% and 0.78% of total deposits, respectively, at those dates.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 8 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2011	2010

Retail repurchase agreements	29,300	23,419

	$29,300	$23,419

Information regarding repurchase agreements for the years ended December 31, 2011 and 2010 is presented below:

	2011	2010

Average balance during the year	$25,302	$22,497

Maximum month end balance during the year	29,300	25,472

Average rate paid during the year	.41%	.60%

Year-end weighted average rate	.31%	.53%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - NOTES PAYABLE

Notes payable consisted of the following:

	2011	2010

FHLB advances	$10,000	$10,000
Subordinated debentures	38,557	38,557
Other notes payable	182	204

	$48,739	$48,761

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2011	2010
Fixed rate advances with maturity in 2013 and an interest rate of 1.35%	5,000	5,000
Fixed rate advances with maturity in 2014 and an interest rate of 1.72%	5,000	5,000

	$10,000	$10,000

There are no principal payments on FHLB advances scheduled in 2012, only monthly interest payments.

In March 2008, the Bank, a wholly-owned subsidiary of BKFC, issued $20,000 of LIBOR plus 1.75% floating rate subordinated debenture to USB Capital Resources, Inc. The debenture may be redeemed after March 2013 at face value. Final maturity is March of 2018. The subordinated debentures are classified as liabilities on the balance sheet and are considered Tier 2 capital for regulatory capital purposes.

In May of 2007, The Bank of Kentucky Capital Trust II (“the Trust”), a trust subsidiary of the Company, issued $18,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities “Trust Preferred Securities” as part of a pooled offering. The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2012 at face value. The final maturity date is May of 2037. The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557 aggregate principal amount of junior subordinated debentures issued by the Company. These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037. The subordinated debentures are classified as liabilities on the Balance Sheet are considered as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 10 – PREFERRED STOCK

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

On December 22, 2010, the Company repurchased $17 million of the outstanding $34 million of its Series A Preferred Stock, issued in February 2009 to the Treasury Department pursuant to the TARP-CPP.

On November 23, 2011, the Company repurchased the final $17 million of the original outstanding $34 million of its Series A Preferred Stock.

The Warrant to purchase 274,784 shares of common stock is still outstanding as of December 31, 2011.

NOTE 11 – STOCK OFFERING

On November 22, 2010 the Company completed its public offering of 1,765,588 shares of its common stock at $17.00 per share, for net proceeds, after an underwriting discount and expenses, of approximately $28,200. The number of shares sold includes 230,294 shares purchased by the underwriter pursuant to its over-allotment option, which was exercised in full.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $227, $210 and $171 for the years ended December 31, 2011, 2010 and 2009, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $2,947 and $2,463 at December 31, 2011 and 2010, respectively. Expense related to the program was $515, $487 and $205 for the years ended December 31, 2011, 2010 and 2009, respectively.

NOTE 13 - STOCK-BASED COMPENSATION

Stock Option Plan

Options to buy stock are granted to directors, officers and employees under the Company’s stock option and incentive plan which provide for the issuance of up to 1,200,000 shares. The Company believes that such awards better align the interests of its employees with those of its shareholders. The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period. The options’ lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $203, $307 and $494 for 2011, 2010 and 2009, respectively. The total income tax benefit was $0, $0 and $23 for 2011, 2010 and 2009, respectively.

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

The fair value of options granted was determined using the following weighted-average assumptions as of grant date.

	2011	2010	2009

Risk-free interest rate	0.0%	0.0%	1.64%
Expected term	0 years	0 years	6.8 years
Expected stock price volatility	0.0%	0.0%	18.49%
Dividend yield	0.0%	0.0%	2.65%

No options were granted in 2011 or 2010.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - STOCK-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2011 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	523,730	$24.96
Granted	-	-
Exercised	700	19.10
Forfeited or expired	66,635	23.39
Outstanding at end of year	456,395	$25.20	3.34	$27
Exercisable at end of year	331,273	$25.52	2.75	$27

The Company expects approximately 58,200 of the nonvested shares to become exercisable.

Information related to the stock option plan during each year follows:

	2011	2010	2009

Intrinsic value of options exercised	$4	$-	$39
Cash received from option exercises	15	-	193
Tax benefit realized from option exercises	1	-	13
Weighted average fair value/share of options granted			2.80

As of December 31, 2011, there was $160,308 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.41 years.

NOTE 14 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2011	2010	2009
Income tax/(benefit)
Currently payable	$7,445	$5,300	$5,154
Deferred	(536)	(772)	(2,007)

	$6,909	$4,528	$3,147

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - FEDERAL INCOME TAXES (Continued)

	2011	2010	2009
Statutory rate applied to income before income taxes	$8,189	$5,669	$4,167
Tax exempt income	(785)	(668)	(616)
Company owned life insurance income	(393)	(325)	(313)
Incentive stock options	71	107	150
Low-income housing tax credit	(248)	(249)	(248)
Other	75	(6)	7

	$6,909	$4,528	$3,147

Year-end deferred tax assets and liabilities were due to the following factors:

	2011	2010
Deferred tax assets from:
Allowance for loan losses	$5,642	$5,136
Benefit plans	1,312	1,062
Premises and equipment	868	682
Net operating loss carryforward	3,430	3,675
Acquisition intangibles	485	511
Other	491	304
	12,228	11,370
Deferred tax liabilities for:
FHLB stock dividends	(966)	(952)
Acquisition intangibles	(2,534)	(2,244)
Net unrealized gain on available for sale securities	(1,706)	(462)
Other	(62)	(44)
	(5,268)	(3,702)

Net deferred tax asset	$6,960	$7,668

At year-end 2011, the Company had net operating loss carry forwards from its 2007 acquisition of approximately $9,799 which expire beginning in 2022 and have an annual limitation by IRC section 382. No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before expiration.

The Company had no unrecognized tax benefits as of January 1, 2011 and 2010 and did not recognize any increase in unrecognized benefits during 2011 or 2010 relative to any tax positions taken in 2011 and 2010. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2011 and 2010. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2007.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2011	2010	2009
Basic
Net income available to common shareholders	$15,517	$9,425	$6,968

Weighted average common shares outstanding	7,432,693	5,858,619	5,615,458

Basic earnings per common share	$2.09	$1.61	$1.24

Diluted
Net income available to common shareholders	$15,517	$9,425	$6,968

Weighted average common shares outstanding for basic earnings per common share	7,432,693	5,858,619	5,615,458
Add: Dilutive effects of assumed exercises of stock options	4,741	-	5,541
Add: Dilutive effects of assumed exercise of stock warrant	40,768	-	37,157

Average shares and dilutive potential common shares	7,478,202	5,858,619	5,658,156

Diluted earnings per common share	$2.07	$1.61	$1.23

Stock options for 378,950, 523,730, and 564,685 shares of common stock were not considered in computing diluted earnings per common share for 2011, 2010 and 2009 because they were anti-dilutive. Also, a warrant to purchase 274,784 shares of common stock were considered in computing diluted earnings per common share for 2011, but not in 2010 because they were anti-dilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2017. Most of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $839, $870 and $929 for 2011, 2010 and 2009, respectively. Minimum lease payments at December 31, 2011 for all non-cancelable leases were as follows:

2012	$910
2013	784
2014	668
2015	450
2016	205
Thereafter	1,153

Total minimum lease payments	$4,170

Some financial instruments, such as loan commitments, credit lines, letters of credit and overdraft protection, are issued to meet customer financing needs. These are agreements to provide credit or to support the credit of others, so long as conditions established in the contract are met, and usually have expiration dates. Commitments may expire without being used. Off-balance-sheet risk to credit loss exists up to the face amount of these instruments, although material losses are not anticipated. The same credit policies are used to make such commitments as are used for loans, including obtaining collateral at exercise of the commitment.

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2011		2010
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans (at market rates)	$6,354	$9,304	$6,149	$13,818
Unused lines of credit	-	306,262	-	273,418
Unused letters of credit	-	49,229	-	52,859

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 4.25% to 6.00% in 2011 and 4.75% to 6.50% in 2010.

At December 31, 2011 and 2010, the Bank was required to have $8,460 and $8,122, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University granted to the Bank the naming rights for the new Northern Kentucky University Arena constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore, the Bank is paying $6,000 in seven equal annual installments which began after substantial completion and opening of the Arena which occurred in September 2009. The cost of the naming rights are being amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2009. The Company recorded $300 in expense for these naming rights in 2011, 2010 and 2009, the year end balances for this asset was $2,429 and $1,871 at December 31, 2011 and 2010, respectively.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1,000 to the project, which has been named The Bank of Kentucky Field. The cost of the naming rights are being amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008. The Company recorded $40 in expense for these naming rights in 2011, 2010 and 2009, the year end balances for this asset was $667 and $507 at December 31, 2011 and 2010 respectively.

NOTE 17 – INTEREST RATE CONTRACTS

As a result of loans acquired through the Integra Bank transaction in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no material net earnings impact. The notional amount of interest rate swaps at December 31, 2011 was $30,871 and $10,701 on December 31, 2010 with maturities ranging from one to seven years. The current fair value of these swaps was $1,349 and $716 at December 31, 2011 and 2010, respectively, and is included in other assets and other liabilities for the value of each of the swaps.

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

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2011, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2011 and 2010, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

 (Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

There have been no subsequent conditions or events that management believes have changed the institution's category.

The consolidated and Bank’s capital amounts and ratios, at December 31, 2011 and 2010 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2011
Total Capital to risk weighted assets
Consolidated	$180,043	12.95%	$111,193	8.00%	$	N/A	N/A
Bank	179,253	12.91%	111,101	8.00%		138,877	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$142,658	10.26%	$55,596	4.00%	$	N/A	N/A
Bank	141,882	10.22%	55,551	4.00%		83,326	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$142,658	8.45%	$67,569	4.00%	$	N/A	N/A
Bank	141,882	8.43%	67,298	4.00%		84,123	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total Capital to risk weighted assets
Consolidated	$184,077	13.77%	$106,930	8.00%	N/A	N/A
Bank	180,545	13.52%	106,842	8.00%	$133,553	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$147,361	11.02%	$53,465	4.00%	N/A	N/A
Bank	143,833	10.77%	53,421	4.00%	$80,132	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$147,361	9.41%	$62,669	4.00%	N/A	N/A
Bank	143,833	9.22%	62,404	4.00%	$78,005	5.00%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2011 the Bank could pay $13,529 without regulatory approval.

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

The fair values of securities available for sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued using Level 3 inputs as there is no readily observable market activity. Management determines the value of this security based on expected cash flows, the credit quality of the security and current market interest rates. Based on the credit and interest rate characteristics of this security fair value approximates amortized cost.

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

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$169,460	-	169,460	-
U.S. government agency mortgage backed	151,992	-	151,992	-
Corporate	1,060	-	-	1,060
Derivatives	1,349	-	1,349	-
Total	$323,861	-	322,801	1,060

Liabilities
Derivatives	$1,349	-	1,349	-
Total	$1,349	-	1,349	-

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government-sponsored entities and agencies	$145,067	-	145,067	-
U.S. government agency mortgage backed	99,256	-	99,256	-
Corporate	1,125	-	-	1,125
Derivatives	716	-	716	-
Total	$246,164	-	245,039	1,125

Liabilities
Derivatives	$716	-	716	-
Total	$716	-	716	-

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 19- DISCLOSURES ABOUT FAIR VALUE (Continued)

There were no gains or losses included in earnings for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the years ended December 31, 2011 and 2010. The change in level 3 securities was due to paydowns.

There were no changes in unrealized gains and losses recorded in other comprehensive income for the year ended December 31, 2011 and 2010 for Level 3 assets and liabilities that are still held at December 31, 2011 and 2010.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$383	$-	$-	$383
Nonresidential real estate	-
Owner occupied properties	8,320	-	-	8,320
Non owner occupied properties	5,858	-	375	5,483
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	3,332	-	1,832	1,500
Construction	3,787	-	214	3,573
Total	$21,680	$-	$2,421	$19,259

		Fair Value Measurements at
		December 31, 2010 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2010	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$611	$-	$-	$611
Nonresidential real estate
Owner occupied properties	640	-	-	640
Non owner occupied properties	8,091	4,700	3,391
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	2,371	850	1,521
Construction	5,067	-	3,752	1,315
Total	$16,780	$-	$9,302	$7,478

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 19- DISCLOSURES ABOUT FAIR VALUE (Continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $29,124, with a valuation allowance of $7,443, resulting in an increase in provision for loan losses of $1,699 for 2011. For December 31, 2010 impaired loans, had a gross carrying amount of $22,524, with a valuation allowance of $5,744, resulting in reduction in provision for loan losses of $172.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  Values using the market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return. The final fair value is based on a reconciliation of these three approaches. The loans classified as level 2 had current appraisals, with observable inputs while loans classified as level 3 had older appraisals and required the use of other unobservable inputs.

Financial instruments at year-end were as follows at December 31:

	2011		2010
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Financial assets
Cash and cash equivalents	$135,964	$135,964	$172,664	$172,664
Interest-bearing deposits with banks	250	250	100	100
Available-for-sale securities	322,512	322,512	245,448	245,448
Held-to-maturity securities	48,975	50,643	39,778	40,262
Loans held for sale	8,920	8,920	15,279	15,279
Loans (net)	1,111,666	1,112,788	1,088,641	1,086,874
Federal Home Loan Bank stock	5,099	N/A	4,959	N/A
Accrued interest receivable	4,887	4,887	4,456	4,456
Derivative assets	1,349	1,349	716	716

Financial liabilities
Deposits	(1,498,821)	(1,501,293)	(1,422,312)	(1,428,667)
Short-term borrowings	(29,300)	(29,300)	(23,419)	(23,419)
Notes payable	(48,739)	(45,953)	(48,761)	(42,897)
Accrued interest payable	(1,582)	(1,582)	(2,711)	(2,711)
Standby letters of credit	(263)	(263)	(342)	(342)
Derivative liabilities	(1,349)	(1,349)	(716)	(716)

The estimated fair value approximates the carrying amount for all items except those described below. The estimated fair value for all securities is determined as previously described for securities available for sale. It is not practicable to determine the fair value of FHLB stock due to restrictions placed on its transferability. Estimated fair value of loans held for sale is based on market quotes for similar loans. Estimated fair value for loans is based on the rates charged at year-end for new loans with similar maturities, applied until the loan is assumed to reprice or be paid. The estimated fair value for time deposits is based on the rates paid at year-end for new deposits, applied until maturity. The estimated fair value of debt is based on current rates for similar financing. The estimated fair value for commitments to make loans and unused lines of credit are considered nominal. The estimated fair value for derivatives is determined as previously described.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2011 and 2010

	2011	2010
Assets
Cash	$221	$3,163
Investment in bank subsidiary	173,795	173,841
Investment in unconsolidated trust	557	557
Other assets	571	538

	$175,144	$178,099

Liabilities and shareholders’ equity
Subordinated debentures	18,557	18,557
Other liabilities	17	172
Total liabilities	18,574	18,729

Shareholders’ equity	156,570	159,370

	$175,144	$178,099

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009

Dividends from subsidiary	$19,500	$3,000	$3,000
Interest expense	(326)	(330)	(465)
Operating expenses	(405)	(520)	(681)
Tax benefit	185	188	246

Income before equity in undistributed income of the Bank	18,954	2,338	2,100

Equity in undistributed income (dividends in excess of earnings) of the Bank	(2,465)	9,333	6,660

Net income	$16,489	$11,671	$8,760

Preferred stock dividend and discount accretion	(972)	(2,246)	(1,792)

Net income available to common shareholders	$15,517	$9,425	$6,968

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2011, 2010 and 2009

	2011	2010	2009
Cash flows from operating activities
Net income	$16,489	$11,671	$8,760
Adjustments to reconcile net income to net cash from operating activities
(Equity in undistributed income)/dividends in excess of earnings	2,465	(9,333)	(6,660)
Other changes	120	430	701
Net cash from operating activities	19,074	2,768	2,801

Cash flows from investing activities
Contribution to Bank	-	(9,000)	(25,000)
Net cash from investing activities	-	(9,000)	(25,000)

Cash flows from financing activities
Net change in short-term borrowings	-	-	(4,400)
Proceeds from issuance of common stock	-	28,173	-
Proceeds from issuance of preferred stock and warrant net	-	-	33,946
Redemption of preferred stock	(17,000)	(17,000)	-
Dividends paid on common stock	(4,162)	(3,174)	(3,144)
Dividends paid on preferred stock	(869)	(1,787)	(1,284)
Exercise of stock options	15	-	206
Stock repurchase and retirement	-	-	-
Net cash from financing activities	(22,016)	6,212	25,324

Net change in cash	(2,942)	(20)	3,125

Cash at beginning of year	3,163	3,183	58

Cash at end of year	$221	$3,163	$3,183

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 21 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	2011	2010	2009
Unrealized holding gains on available-for-sale securities	$3,892	$(88)	$607
Reclassification adjustment for losses (gains) realized in income	(231)	-	(728)
Net unrealized gains (losses)	3,661	(88)	(121)
Tax effect	1,244	(30)	41

	$2,417	$(58)	$(80)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2011, 2010 and 2009

(Dollar amounts in thousands, except per share amounts)

NOTE 22 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2011 and 2010.

	2011
			Net	Provision	Net Income	Earnings Per
	Interest	Interest	Interest	for Loan	Available to	Common Share
	Income	Expense	Income	Losses	Common Shareholders	Basic	Diluted
Quarter ended
March 31	$15,999	$2,651	$13,348	$3,000	$3,255	$.44	$.44
June 30	16,423	2,396	14,027	3,000	3,535	.48	.47
September 30	16,280	2,204	14,076	2,550	4,013	.54	.54
December 31	16,096	2,009	14,087	2,200	4,714	.63	.63

	2010
			Net	Provision	Net Income	Earnings Per
	Interest	Interest	Interest	for Loan	Available to	Common Share
	Income	Expense	Income	Losses	Common Shareholders	Basic	Diluted
Quarter ended
March 31	$16,773	$3,839	$12,934	$4,500	$1,350	$.24	$.24
June 30	16,813	3,359	13,454	4,500	2,096	.37	.37
September 30	16,694	3,102	13,592	3,500	3,013	.53	.53
December 31	16,402	2,973	13,429	3,000	2,966	.46	.46

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures are adequate to ensure that information requiring disclosure is communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2011, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2011. Management’s internal control over financial reporting as of December 31, 2011 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

Robert W. Zapp	Martin J. Gerrety
President & CEO	Treasurer and Assistant Secretary

The Independent Registered Public Accounting Firm’s opinion on the effectiveness of internal controls over financial reporting is included in their opinion in the financial statement section of this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2012 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 9th day of March 2012.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below on March 9, 2012, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger
Martin J. Gerrety	Charles M. Berger
Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)	Director

/s/ Robert W. Zapp	/s/ Rodney S. Cain
Robert W. Zapp	Rodney S. Cain
President, Chief Executive Officer and Director	Director
(principal executive officer)
/s/ John E. Miracle, D.M.D.
/s/ Mary Sue Rudicill	John E. Miracle, D.M.D.
Mary Sue Rudicill	Director
Director
/s Herbert H. Works
/s/ Harry J. Humpert	Herbert H. Works
Harry J. Humpert	Director
Director
/s/ Ruth Seligman-Doering
/s/ Barry G. Kienzle	Ruth Seligman-Doering
Barry G. Kienzle	Director
Director

/s/ John S. Cain
John S. Cain
Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1	Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

3.1	Articles of Incorporation of The Bank of Kentucky Financial Corporation, including all amendments through February 12, 2009(2)

3.2	Second Amended and Restated By-laws of The Bank of Kentucky Financial Corporation(3)

4.1	Junior Subordinated Indenture between The Bank of Kentucky Financial Corporation and The Bank of New York, as trustee, dated as of November 14, 2002(4)

4.2	Amended and Restated Trust Agreement among The Bank of Kentucky Financial Corporation, as depositor, The Bank of New York, as Property Trustee, The Bank of New York (Delaware), as Delaware Trustee and the Administrative Trustees named therein, dated as of November 14, 2002(4)

4.3	Warrant to Purchase up to 274,784 Shares of Common Stock of The Bank of Kentucky Financial Corporation(9)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan(5)

10.2	The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan(6)

10.3	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan(7)

10.4	Amendment to the Bank of Kentucky, Inc. Executive Deferred Contribution Plan, dated November 17, 2010(8)

10.5	The Bank of Kentucky, Inc. Executive Private Pension Plan(7)

10.6	Amendment to the Bank of Kentucky, Inc. Executive Private Pension Plan, dated November 17, 2010(8)

10.7	Amendment to the Bank of Kentucky, Inc. Group Insurance Endorsement Plan(7)

10.8	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(4)

10.9	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan Trust Agreement, dated November 17, 2010(8)

21	Subsidiaries of The Bank of Kentucky Financial Corporation

23	Consent of Crowe Horwath LLP

31.1	Section 302 Certification of Robert W. Zapp, Chief Executive Officer

31.2	Section 302 Certification of Martin J. Gerrety, Treasurer and Assistant Secretary

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

99.1	Certification of Robert W. Zapp, Chief Executive Officer, pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

99.2	Certification of Martin J. Gerrety, Treasurer and Assistant Secretary, pursuant to Section 111(b)(4) of the Emergency Economic Stabilization Act of 2008

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 14, 2002.
(2)	Incorporated by reference to the Annual Report on Form 10-K, filed with the SEC on March 13, 2009.
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on September 24, 2008.
(4)	Incorporated by reference to the Form 8-K, filed with the SEC on December 9, 2002.
(5)	Incorporated by reference to the Form S-8, filed with the SEC on October 2, 1997.
(6)	Incorporated by reference to the Form 8-K, filed with the SEC on April 25, 2007.
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004.
(8)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 23, 2010.
(9)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on February 19, 2009.

*As provided in Rule 406T of Regulation S-T, this interactive data file shall not be deemed “filed” for purposes of Section 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those sections.

