Form 10-Q
period 2012-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2012-05-04
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2012

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

As of April 25, 2012, 7,464,841 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

INDEX

		PAGE
Part I	FINANCIAL INFORMATION

Item 1 – Financial Statements		3

Item 2 – Management’s Discussion and Analysis of
Financial Condition and Results of Operations		28

Item 3 – Quantitative and Qualitative Disclosures About
Market Risk		44

Item 4 – Controls and Procedures		44

Part II	OTHER INFORMATION

Item 1 – Legal Proceedings		45

Item 1A – Risk Factors		45

Item 2 – Unregistered Sales of Equity Securities and Use of Proceeds		45

Item 3 – Defaults Upon Senior Securities		45

Item 4 – Mine Safety Disclosures		45

Item 5 – Other Information		45

Item 6 – Exhibits		45

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	March 31, 2012	December 31, 2011
Assets
Cash and cash equivalents	$133,153	$135,964
Interest-bearing deposits with banks	250	250
Available-for-sale securities	322,996	322,512
Held-to-maturity securities	51,090	48,975
Loans held for sale	10,863	8,920
Total loans	1,130,200	1,129,954
Less: Allowance for loan losses	18,362	18,288
Net loans	1,111,838	1,111,666
Premises and equipment, net	23,159	22,827
FHLB stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	3,028	3,228
Cash surrender value of life insurance	33,170	32,850
Accrued interest receivable and other assets	36,112	30,410
Total assets	$1,752,781	$1,744,724

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,505,709	$1,498,821
Short-term borrowings	29,334	29,300
Notes payable	48,733	48,739
Accrued interest payable and other liabilities	9,531	11,294
Total liabilities	1,593,307	1,588,154

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized; 7,464,841(2012) and 7,432,995 (2011) shares issued	3,098	3,098
Additional paid-in capital	34,830	34,121
Retained earnings	118,318	116,038
Accumulated other comprehensive income	3,228	3,313
Total shareholders’ equity	159,474	156,570
Total liabilities and shareholders’ equity	$1,752,781	$1,744,724

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2012 AND 2011

(Dollars in thousands, except per share data - unaudited)

	2012	2011
INTEREST INCOME
Loans, including related fees	$13,801	$14,321
Securities and other	1,887	1,678
Total interest income	15,688	15,999
INTEREST EXPENSE
Deposits	1,566	2,397
Borrowings	278	254
Total interest expense	1,844	2,651

Net interest income	13,844	13,348
Provision for loan losses	1,800	3,000
Net interest income after
provision for loan losses	12,044	10,348

NON-INTEREST INCOME
Service charges and fees	2,201	2,157
Mortgage banking income	586	278
Company owned life insurance earnings	320	263
Bankcard transaction revenue	902	789
Net securities gains	207	231
Trust Fee Income	689	663
Other	701	542
Total non-interest income	5,606	4,923

NON-INTEREST EXPENSE
Salaries and benefits	5,451	4,754
Occupancy and equipment	1,277	1,248
Data processing	535	494
Advertising	382	323
Electronic banking processing fees	359	307
Outside service fees	302	237
State bank taxes	559	536
Amortization of intangible assets	200	221
FDIC insurance	305	583
Other	1,972	1,646
Total non-interest expense	11,342	10,349

INCOME BEFORE INCOME TAXES	6,308	4,922
Less: income taxes	1,793	1,410
NET INCOME	$4,515	$3,512
Preferred stock dividend and discount accretion	0	257
Net Income available to common shareholders	$4,515	$3,255
Net income per common share:
Earnings per share, basic	$.61	$.44
Earnings per share, diluted	$.60	$.44
Comprehensive Income	$4,430	$3,890

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2012	2011

Balance as of January 1	$156,570	$159,370
Comprehensive income:
Net income	4,515	3,512
Change in net unrealized gain(loss), net of tax	(85)	378
Total comprehensive income	4,430	3,890

Cash dividends paid on common stock	(2,235)	(2,081)
Exercise of stock options (31,846 and 0 shares), including tax benefit	685	-
Stock-based compensation expense	24	51
Paid and accrued dividends on preferred stock	-	(212)
Balance as of March 31	$159,474	$161,018

Dividends per share	$0.30	$0.28

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands - unaudited)

	2012	2011

Cash Flows from Operating Activities

Net income	$4,515	$3,512
Adjustments to reconcile net income to net cash From operating activities	1,097	18,514
Net cash from operating activities	5,612	22,026

Cash Flows from Investing Activities

Net change in interest-bearing balances	-	(150)
Proceeds from paydowns and maturities of held-to-maturity securities	265	2,364
Proceeds from paydowns and maturities of available-for-sale securities	39,119	35,530
Purchases of held-to-maturity securities	(2,396)	(2,460)
Purchases of available-for-sale securities	(47,481)	(91,346)
Purchases of company owned life insurance	-	(6,500)
Net change in loans	(3,568)	(15,171)
Proceeds from the sale of other real estate	1,071	146
Proceeds from the sale of securities	-	13,367
Property and equipment expenditures	(799)	(102)
Net cash from investing activities	(13,789)	(64,322)

Cash Flows from Financing Activities

Net change in deposits	6,888	(31,606)
Net change in short-term borrowings	34	1,248
Proceeds from exercise of stock options	685	-
Cash dividends paid	(2,235)	(2,293)
Payments on note payable	(6)	(5)
Net cash from financing activities	5,366	(32,656)

Net change in cash and cash equivalents	(2,811)	(74,952)
Cash and cash equivalents at beginning of period	135,964	172,664
Cash and cash equivalents at end of period	$133,153	$97,712

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2012

(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three month period. Diluted earnings per share are computed assuming that average stock options and warrants outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. The weighted average number of options that were not considered, as they were not dilutive for the three months ended March 31, 2012 and 2011, were 284,238 and 461,942, respectively. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31
	2012	2011
Weighted average shares outstanding	7,448,604	7,432,295
Dilutive effects of assumed exercises of stock options and warrant	71,458	26,925
Shares used to compute diluted earnings per share	7,520,062	7,459,220

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

The Company recorded stock option expense of $24,000, with no tax effect in the first quarter of 2012 and $51,000, with no tax effect in the first quarter of 2011.

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

Note 7 – New Accounting Pronouncements:

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the Company's consolidated financial position or results of operations.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material impact on the Company's consolidated financial position or results of operations.

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
March 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$162,326	$1,159	$(312)	$163,173
U.S. government residential mortgage-backed	154,720	4,181	(138)	158,763
Corporate	1,060	-	-	1,060

	$318,106	$5,340	$(450)	$322,996

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$168,104	$1,368	$(12)	$169,460
U.S. government residential mortgage-backed	148,329	3,727	(64)	151,992
Corporate	1,060	-	-	1,060

	$317,493	$5,095	$(76)	$322,512

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2012
Municipal and other obligations	$51,090	$1,676	$(38)	$52,728

2011
Municipal and other obligations	$48,975	$1,693	$(25)	$50,643

The amortized cost and fair value of debt securities and carrying amount, if different, at March 31, 2012 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Carrying	Fair
	Cost	Value	Value	Value

Due in one year or less	$1,955	$1,976	$3,056	$3,070
Due after one year through five years	86,460	87,084	24,337	25,127
Due after five years through ten years	73,911	74,114	17,772	18,606
Due after ten years	1,060	1,060	5,925	5,925
U.S. Government agency mortgage-backed	154,720	158,762	-	-

	$318,106	$322,996	$51,090	$52,728

Available-for sale securities with a fair value of $7,176,000 were sold in March and a gain of $207,000 was recorded. This sale will settle and the proceeds will be received in April of 2012. No securities were sold with losses. Proceeds on the sale of $13,367,000 of available-for-sale securities resulted in gains of $231,000 for the first three months of 2011, with no losses.

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

As of March 31, 2012, the Bank’s security portfolio consisted of 224 securities, 29 of which were in an unrealized loss position of $488. There was no other-than-temporary-impairment of securities at March 31, 2012. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At March 31, 2012, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Company does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Company does not consider these securities to be other than temporarily impaired at March 31, 2012.

At March 31, 2012 and December 31, 2011, securities with a carrying value of $344,980 and $342,288 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or More			Total
	Fair	Unrealized	Fair		Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value		Loss	Value	Loss
March 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$44,686	$(312)	$-		$-	$44,686	$(312)
U.S. government mortgage-backed	24,783	(138)	-		-	24,783	(138)
Municipal & other obligations	3,667	(38)	-		-	3,667	(38)

Total temporarily impaired	$73,136	$(488)	$-		$-	$73,136	$(488)

December 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$18,734	$(12)	$-		$-	$18,734	$(12)
U.S government mortgage-backed	36,707	(64)	-		-	36,707	(64)
Municipal & other obligations	3,225	(24)	388	(1)		3,613	(25)
Total temporarily impaired	$58,666	$(100)	$388		$(1)	$59,054	$(101)

Note 9 - Loans

Loan balances were as follows (in thousands):

	3/31/2012	12/31/2011
Commercial	$193,536	$193,176
Residential real estate	261,504	266,268
Nonresidential real estate	528,787	523,485
Construction	105,033	104,788
Consumer	15,992	16,618
Municipal obligations	26,844	27,066
Gross loans	1,131,696	1,131,401
Less: Deferred loan origination fees and discount	(1,496)	(1,447)
Allowance for loan losses	(18,362)	(18,288)

Net loans	$1,111,838	$1,111,666

The following tables present the activity in the allowance for loan losses for the three months ending March 31, 2012 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2012 and December 31, 2011 (in thousands):

			Non
		Residential	Residential			Municipal
March 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	(271)	692	57	1,018	80	224	1,800
Loans charged off	(356)	(374)	(904)	(27)	(169)	-	(1,830)
Recoveries	1	7	1	2	93	-	104

Total ending allowance balance	$2,581	$2,916	$6,768	$5,694	$166	$237	$18,362

Ending allowance balance attributable to loans
Individually evaluated for impairment	$177	$588	$2,149	$4,699	$-	$-	$7,613
Collectively evaluated for impairment	2,404	2,328	4,619	995	166	237	10,749

Total ending allowance balance	$2,581	$2,916	$6,768	$5,694	$166	$237	$18,362

Loans
Loans individually evaluated for impairment	$1,753	$6,416	$20,438	$9,928	$-	$-	$38,535
Loans collectively evaluated for impairment	191,783	255,088	508,349	95,105	15,992	26,844	1,093,161

Total ending loans balance	$193,536	$261,504	$528,787	$105,033	$15,992	$26,844	$1,131,696

			Non
		Residential	Residential			Municipal
March 31, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	349	38	1,515	983	130	(15)	3,000
Loans charged off	(532)	(329)	(1,252)	(506)	(247)	-	(2,866)
Recoveries	22	38	2	-	124	-	186

Total ending allowance balance	$3,279	$2,178	$8,391	$3,627	$173	$4	$17,688

			Non
		Residential	Residential			Municipal
December 31, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$224	$477	$2,994	$3,748	$-	$-	$7,443
Collectively evaluated for impairment	2,983	2,114	4,620	953	162	13	10,845

	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Loans
Loans individually evaluated for impairment	$917	$6,100	$20,390	$7,854	$-	$-	$35,261
Loans collectively evaluated for impairment	192,259	260,168	503,095	96,934	16,618	27,066	1,096,140

Total ending loans balance	$193,176	$266,268	$523,485	$104,788	$16,618	$27,066	$1,131,401

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$309	$-	$310	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	858	527	-	533	-	-
Other	2,072	2,072	-	1,888	-	-

Nonresidential real estate
Owner occupied properties	960	960	-	1,031	-	-
Non owner occupied properties	2,994	2,742	-	2,429	-	-

Construction	-	-	-	160	-	-

With an allowance recorded
Commercial	1,669	1,444	177	1,026	1	-

Residential real estate
Home equity lines of credit	137	137	137	69	-	-
Multifamily properties	-	-	-	-	-	-
Other	3,630	3,630	451	3,720	24	23

Nonresidential real estate
Owner occupied properties	9,167	9,067	917	9,432	80	79
Non owner occupied properties	8,540	7,669	1,232	7,522	62	50

Construction	11,683	9,928	4,699	8,732	72	69

Total	$42,109	$38,535	$7,613	$36,902	$239	$221

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2011 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$310	$310	$-	$310	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	34	34	-	34	-	-
Other	145	145	-	202	-	-

Nonresidential real estate
Owner occupied properties	67	67	-	781	-	-
Non owner occupied properties	544	544	-	635	-	-

Construction	-	-	-	305	-	-

With an allowance recorded
Commercial	1,098	1,098	503	1,279	3	-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	872	872	134	1,026	14	14
Other	2,560	2,560	310	1,958	17	17

Nonresidential real estate
Owner occupied properties	2,108	2,108	312	2,027	-	-
Non owner occupied properties	10,592	10,592	2,810	11,005	46	46

Construction	8,467	8,467	2,296	6,817	49	43

Total	$26,797	$26,797	$6,365	$26,379	$129	$120

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$350	$310	$-

Residential real estate
Home equity lines of credit	50	50	-
Multifamily properties	538	538	-
Other	1,703	1,703	-

Nonresidential real estate
Owner occupied properties	1,101	1,101	-
Non owner occupied properties	2,122	2,116	-

Construction	356	319	-

With an allowance recorded
Commercial	733	607	224

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	-	-	-
Other	3,859	3,809	477

Nonresidential real estate
Owner occupied properties	10,771	9,797	1,477
Non owner occupied properties	8,476	7,375	3,748

Construction	8,267	7,535	3,748

Total	$38,326	$35,260	$7,443

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
March 31, 2012
Commercial	$335	$43	$2,013	$191,145	$193,536
Residential real estate
Home equity lines of credit	469	-	1,206	89,616	91,291
Multifamily properties	-	-	-	38,749	38,749
Other residential real estate	5,381	153	4,249	121,681	131,464

Nonresidential real estate
Owner occupied properties	1,153	61	2,042	257,308	260,564
Non owner occupied properties	972	407	4,654	262,190	268,223
Construction	219	-	1,991	102,823	105,033

Consumer
Credit card balances	65	14	-	6,219	6,298
Other consumer	53	2	624	9,015	9,694

Municipal obligations	-	-	-	26,844	26,844

Total	$8,647	$680	$16,779	$1,105,590	$1,131,696

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2011
Commercial	$692	$74	$1,175	$191,235	$193,176
Residential real estate
Home equity lines of credit	1,094	-	910	92,676	94,680
Multifamily properties	-	-	-	36,756	36,756
Other residential real estate	5,854	112	4,415	124,451	134,832

Nonresidential real estate
Owner occupied properties	2,623	-	2,270	247,875	252,768
Non owner occupied properties	3,942	-	4,358	262,417	270,717
Construction	265	-	1,897	102,626	104,788

Consumer
Credit card balances	60	32	-	6,400	6,492
Other consumer	37	1	626	9,462	10,126

Municipal obligations	-	-	-	27,066	27,066

Total	$14,567	$219	$15,651	$1,100,964	$1,131,401

Troubled Debt Restructurings:

The Company has allocated $2,391,000 and $2,074,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2012 and December 31, 2011. Troubled debt restructurings totaled $17,765,000 and $15,229,000 as of March 31, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts as of March 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the period ending March 31, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:

Commercial	2	$349,870	$309,439
Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties
Other residential real estate	6	4,036,448	3,942,661
Nonresidential real estate
Owner occupied properties	3	8,137,536	7,924,474
Non owner occupied properties	4	3,661,111	3,330,160
Construction	1	2,258,504	2,258,504
Consumer
Credit card balances	-	-	-
Other consumer	-	-	-

Municipal obligations	-	-	-

Total	16	$18,443,469	$17,765,238

The troubled debt restructurings described above increased the allowance for loan losses by $891,292 and resulted in charge-offs of $150,000 during the first quarter ending March 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending March 31, 2012:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	2	$309,439
Residential real estate
Home equity lines of credit
Multifamily properties
Other residential real estate	1	694,293
Nonresidential real estate
Owner occupied properties	1	7,714,655
Non owner occupied properties	2	742,326
Construction
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	6	$9,460,713

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $20,050 and resulted in charge-offs of $150,000 during the first quarter ending March 31, 2012.

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, including: current financial information, historical payment experience, credit documentation, public information and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes loans with an outstanding balance greater than $100,000 and non-homogeneous loans, such as commercial and commercial real estate loans. This analysis is performed on a quarterly basis. Loans with balances below $100,000 and homogenous loans, such as residential real estate and consumer loans, are analyzed for credit quality based on aging status, which was previously presented. The Company uses the following definitions for risk ratings:

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
March 31, 2012	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
Commercial	$173,996	$14,331	$5,209	$-	$-	$193,536
Residential real estate
Home equity lines of credit	-	935	979	90	89,287	91,291
Multifamily properties	36,771	1,451	527	-	-	38,749
Other residential real estate	37,882	960	10,793	-	81,829	131,464

Nonresidential real estate
Owner occupied properties	231,212	9,633	19,719	-	-	260,564
Non owner occupied properties	243,891	5,542	18,790	-	-	268,223
Construction	88,394	5,649	10,990	-	-	105,033

Consumer
Credit card balances	-	-	-	-	6,298	6,298
Other consumer	-	-	22	-	9,672	9,694
Municipal obligations	26,844	-	-	-	-	26,844

Total	$838,990	$38,501	$67,029	$90	$187,086	$1,131,696

(1) Not rated loans represent the homogenous pools risk category.

		Special
December 31, 2011	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
Commercial	$170,394	$9,684	$13,098	$-	$-	$193,176
Residential real estate
Home equity lines of credit	-	712	976	84	92,908	94,680
Multifamily properties	36,115	103	538	-	-	36,756
Other residential real estate	38,725	1,357	10,843	-	83,907	134,832

Nonresidential real estate
Owner occupied properties	221,941	7,754	23,073	-	-	252,768
Non owner occupied properties	246,614	8,902	15,201	-	-	270,717
Construction	90,297	3,398	11,093	-	-	104,788

Consumer
Credit card balances	-	-	-	-	6,492	6,492
Other consumer	-	-	22	-	10,104	10,126
Municipal obligations	27,066	-	-	-	-	27,066

Total	$831,152	$31,910	$74,844	$84	$193,411	$1,131,401

(1) Not rated loans represent the homogenous pools risk category. These loans are evaluated primarily based on payment status, which is disclosed elsewhere.

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

Investment Securities: The fair values of securities available-for-sale are determined by matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 inputs). One corporate security is valued using Level 3 inputs as there is no readily observable market activity. Management determines the value of this security based on expected cash flows, the credit quality of the security and current market interest rates.

Derivatives: The Bank’s derivative instruments consist of over-the-counter interest-rate swaps that trade in liquid markets. The fair value of the derivative instruments is primarily measured by obtaining pricing from broker-dealers recognized to be market participants. The pricing is derived from market observable inputs that can generally be verified and do not typically involve significant judgment by the Bank. This valuation method is classified as Level 2 in the fair value hierarchy.

Impaired Loans: At the time a loan is considered impaired, it is valued at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

Other Real Estate Owned: Assets acquired through or instead of loan foreclosure are initially recorded at fair value less costs to sell when acquired, establishing a new cost basis. These assets are subsequently accounted for at the lower of cost or fair value less estimated costs to sell. Fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.

Loans Held For Sale: Loans held for sale are carried at the lower of cost or fair value, which is evaluated on a pool-level basis. The fair value of loans held for sale is determined using quoted prices for similar assets, adjusted for specific attributes of that loan or other observable market data, such as outstanding commitments from third party investors (Level 2).

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		March 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$163,173	$-	$163,173	$-
U.S. government agency mortgage backed	158,763	-	158,763	-
Corporate	1,060	-	-	1,060
Derivatives	1,257	-	1,257	-
Total	$324,253	$-	$323,193	$1,060

Liabilities
Derivatives	$1,257	$-	$1,257	$-
Total	$1,257	$-	$1,257	$-

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$169,460	-	169,460	-
U.S. government agency mortgage backed	151,992	-	151,992	-
Corporate	1,060	-	-	1,060
Derivatives	1,349	-	1,349	-
Total	$323,861	-	322,801	1,060

Liabilities
Derivatives	$1,349	-	1,349	-
Total	$1,349	-	1,349	-

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2012.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2012 for Level 3 assets and liabilities that are still held at March 31, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31 (in thousands):

Corporate Securities
	3/31/12	12/31/11

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings
Included in other comprehensive income
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at December 31	$1,060	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2012 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$1,060	Discounted cash flow	Probability of default	0%

The interest rate on this security is based on interest rates paid for securities with similar credit characteristics, but the probability of default is determined through a credit quality review rather than formal ratings or other observable inputs. The interest rate adjusts to reflect current market conditions of highly rated investments. Management reviews this interest rate and the security’s credit quality quarterly and a market value adjustment is made if necessary pursuant to this review.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans:
Commercial	$1,267	$-	$56	$1,211
Nonresidential real estate	-
Owner occupied properties	8,150	-	-	8,150
Non owner occupied properties	6,437	-	3,244	3,193
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	3,179	-	1,784	1,395
Construction	5,229	-	88	5,141
Total	$24,262	$-	$5,172	$19,090

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$383	$-	$-	$383
Nonresidential real estate	-
Owner occupied properties	8,320	-	-	8,320
Non owner occupied properties	5,858	-	375	5,483
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	3,332	-	1,832	1,500
Construction	3,787	-	214	3,573
Total	$21,680	$-	$2,421	$19,259

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $31,875,000 with a valuation allowance of $7,613,000 resulting in an increase in provision for loan losses of $170,000 for the first three months of 2012. As of December 31, 2011, impaired loans had a gross carrying amount of $29,124,000 with a valuation allowance of $7,443,000 resulting in an increase in provision for loan losses of $1,699,000.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  The market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final fair value is based on a reconciliation of these three approaches. The loans classified as Level 2 had current and viable appraisals, while loans classified as Level 3 had older appraisals and required the use of other unobservable inputs with additional discounts ranging from 5% to 10%.

The carrying amounts and estimated fair values of financial instruments at March 31, 2012 and December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at
		March 31, 2012 Using:
	Carrying Value	Level 1		Level 2		Level 3		Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$133,153		$133,153	$		$		$133,153
Interest-bearing deposits with
Banks	250				250			250
Securities available-for-sale	322,996				321,936		1,060	322,996
Securities held-to-maturity	51,090				52,728			52,728
Federal Home Loan Bank stock	5,099		N/A					N/A
Loans held for sale	10,863				10,863			10,863
Loans, net	1,111,838				1,080,611		19,090	1,099,701
Accrued interest receivable	4,655				4,655			4,655
Derivative assets	1,257				1,257			1,257
Financial liabilities
Deposits	$(1,505,709)	$			$(1,509,709)	$		$(1,509,709)
Short-term borrowings	(29,334)				(29,334)			(29,334)
Notes payable	(48,733)				(29,909)		(18,824)	(48,733)
Accrued interest payable	(1,588)				(1,588)			(1,588)
Standby letters of credit	(220)				(220)			(220)
Derivative liabilities	(1,257)				(1,257)			(1,257)

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1		Level 2		Level 3		Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$135,964		$135,964	$		$		$135,964
Interest-bearing deposits with
Banks	250				250			250
Securities available-for-sale	322,512				321,452		1,060	322,512
Securities held-to-maturity	48,975				50,643			50,643
Federal Home Loan Bank stock	5,099		N/A					N/A
Loans held for sale	8,920				8,920			8,920
Loans, net	1,111,666				1,093,529		19,259	1,112,788
Accrued interest receivable	4,887				4,887			4,887
Derivative assets	1,349				1,349			1,349
Financial liabilities
Deposits	$(1,498,821)	$			$(1,501,293)	$		$(1,501,293)
Short-term borrowings	(29,300)				(29,300)			(29,300)
Notes payable	(48,739)				(27,477)		(18,476)	(45,953)
Accrued interest payable	(1,582)				(1,582)			(1,582)
Standby letters of credit	(263)				(263)			(263)
Derivative liabilities	(1,349)				(1,349)			(1,349)

The estimated fair value approximates carrying amounts for all items except those described below. The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Estimated fair value for both securities available-for-sale and held-to-maturity is as previously described for securities available-for-sale. It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair values of loans, excluding loans held for sale, are estimated set fourth below:

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in either a Level 1 or Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in either a Level 1 or Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification. The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification. Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material. Estimated fair value of standby letters of credit are based on their current unearned fee balance. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal. Estimated fair value for derivatives is determined as previously described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this quarterly report on Form 10-Q (this “Quarterly Report”). References to “we,” “us,” and “our” in this section refer to the Bank of Kentucky Financial Corporation (“BKFC”) and its subsidiaries, including The Bank of Kentucky Inc. (the “Bank”), unless otherwise specified or unless the context otherwise requires.

FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; statements of plans and objectives of us or our management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	indications of an improving economy may prove to be premature;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses or a reduced demand for credit or fee-based products and services;

•	changes or volatility in interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our ability to determine accurate values of certain assets and liabilities;

•	the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically;

•	changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), and any regulations promulgated thereunder;

•	the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform; and

•	acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2011.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

BKFC has prepared all of the consolidated financial information in this Quarterly Report in accordance with GAAP. In preparing the consolidated financial statements in accordance with generally accepted accounting principles, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

OVERVIEW

Economic Overview

Despite positive economic news in the first quarter of 2012, the overall economy is still in a very muted recovery after a very deep recession highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry. The first quarter of 2012 continued to show signs of positive growth as gross domestic product expanded at a rate of 2.2% from the previous quarter. Private payrolls increased by 121,000 in March of 2012 as compared to 234,000 in December of 2011. However, December historically benefits from an increase in holiday seasonal employees. The increase in private job creation also has a positive impact on the unemployment rate, lowering it to 8.3% at March 31, 2012 from 8.7% at the end of 2011. The expectation for the remaining three quarters of 2012 is that the economy will continue to expand at a rate of 2.3%. Such expectations for domestic growth may be subject to risk based on a variety of factors. Interest rates remain low as a result of the continuing actions by the Federal Reserve with respect to the target fed funds rate.

2012 First Quarter Performance Overview

The results of the first quarter of 2012 reflect improving credit metrics and continued revenue growth which was offset by higher non-interest expense. The first quarter of 2012 results also benefited from the elimination of the Company’s preferred stock dividends and related amortization as a result of the Company’s repurchase of the remaining $17 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), previously issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). The 36% increase in diluted earnings per share for the first quarter of 2012 as compared to the same period in 2011 was the result of a 40% reduction in the provision for loan losses, and a 6% growth in revenue, which was offset with a 10% increase in non-interest expense as compared to the same period in 2011. The reduction in the provision for loan losses was accompanied by lower levels of charged-off loans from both the previous year and on a sequential basis from the fourth quarter of 2011.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at March 31, 2012 were $1,752,781,000 as compared to $1,744,724,000 at December 31, 2011, an increase of $8,057,000 (1%). Loans outstanding increased $246,000 from $1,129,954,000 at December 31, 2011 to $1,130,200,000 at March 31, 2012, while held-to-maturity securities and other assets increased $2,115,000 (4%) and $5,145,000 (17%), respectively, from December 31, 2011 to March 31, 2012.

As Table 1 illustrates, the increase in the loan portfolio in the first quarter of 2012 was the result of an increase in commercial real estate loans of $5,302,000 (1%) and was offset with a decrease in residential real estate loans of $4,764,000 (2%). Management expects a steady, albeit slow, increase in loan demand in 2012, mirroring the current economic conditions as discussed above. The Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Contributing to the increase in other assets was the sale of approximately $7,200,000 of available-for-sale securities. These securities were classified as an accounts receivable as the proceeds from this sale had not been received by March 31, 2012.

Deposits increased $6,888,000 to $1,505,709,000 at March 31, 2012, compared to $1,498,821,000 at December 31, 2011. The largest increase in deposits came from non-interest bearing transaction deposits which increased $13,215,000, or 5%, from December 31, 2011. The increase in non-interest bearing deposits was partially offset with a $9,582,000, or 3%, decrease in certificates of deposits (CDs). Management believes the decrease in certificates of deposits is a result of the low rate environment.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	March 31, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$528,787	46.7%	$523,485	46.3%

One- to four-family residential real estate loans	261,504	23.1	266,268	23.5
Commercial loans	193,536	17.1	193,176	17.1
Consumer loans	15,992	1.4	16,618	1.5

Construction and land development loans	105,033	9.3	104,788	9.2
Municipal obligations	26,844	2.4	27,066	2.4
Total loans	$1,131,696	100.0%	$1,131,401	100.0%
Less:
Deferred loan fees	1,496		1,447
Allowance for loan losses	18,362		18,288
Net loans	$1,111,838		$1,111,666

Type of Deposit:
Non-interest bearing deposits	$296,305	19.7%	$283,090	18.9%
Interest bearing transaction deposits	453,163	30.1	460,574	30.7
Money market deposits	251,124	16.7	250,051	16.7
Savings deposits	107,125	7.1	96,247	6.4
Certificates of deposits	333,142	22.1	342,724	22.9
Individual retirement accounts	64,850	4.3	66,135	4.4
Total Deposits	$1,505,709	100.0%	$1,498,821	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common shareholders for the quarter ended March 31, 2012 was $4,515,000 ($.60 diluted earnings per share) as compared to $3,255,000 ($.44 diluted earnings per share) during the same period of 2011, an increase of $1,260,000 (39%). The primary reason for the substantial increase in net income from the first quarter of 2012 as compared to the first quarter of 2011 was a $1,200,000 (40%) decrease in the provision for loan losses, which was reflective of improving credit metrics as compared to the first quarter of 2011. Additionally, total revenue increased by $1,179,000 (6%), which was offset by non-interest expense, which increased by $993,000 (10%) for the first quarter of 2012 as compared to the same period of 2011. As described above in the section entitled “Overview”, the first quarter 2012 results also reflect a decrease of $257,000 in Preferred Stock dividends and amortization resulting from the repurchase of the Company’s Series A Preferred Stock from the U.S. Treasury. The increase in revenue for the first quarter of 2012 as compared to the first quarter of 2011 included a $496,000 (4%) increase in net interest income and $683,000 (14%) increase in non-interest income. Contributing to the increase in non-interest income were gains on the sale of real estate loans, which increased $308,000 (111%) and bankcard transaction revenue which increased $113,000 (14%) from the first quarter of 2011. Contributing to the increase in non-interest expense was a $697,000 (15%) increase in salaries and benefits expense. Contributing to the decrease in the provision for loan losses was lower levels of net charge-offs and non-performing loans in the first quarter of 2012 versus the same period in 2011.

NET INTEREST INCOME

Net interest income increased $496,000 (4%) in the first quarter of 2012 as compared to the same period in 2011. As illustrated in Table 2, average earning assets increased $73,699,000 or 5% from the first quarter of 2011 to the first quarter of 2012, while average interest bearing liabilities only increased $63,603,000 or 5% in the same period. Table 3 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $714,000, which was partially offset with a negative rate variance of $189,000. As further illustrated in Table 3, the favorable volume variance was driven by the increase in interest income attributable to securities of $384,000. Driving the increase in interest income from securities was a $71,696,000 or 24% increase in the average balance of securities outstanding from the first quarter of 2011 to the first quarter of 2012. As the negative rate variance in the first quarter of 2012 shows, if rates were to continue to fall in 2012, the effect on the Company is expected to be negative, as shown and explained below.

As illustrated in Table 2 below, the net interest margin of 3.57% for the first quarter of 2012 was 6 basis points lower than the 3.63% net interest margin for the first quarter of 2011. The cost of interest-bearing liabilities decreased 30 basis points from .87% for the first quarter of 2011 to ..57% in the first quarter of 2012, while the yield on earning assets decreased 31 basis points from 4.34% for the first quarter of 2011 to 4.03% for the first quarter of 2012. Contributing to the decrease in the net interest margin from the first quarter of 2011 was the mix of earning assets. The average balance in securities, which yielded 2.11% in the first quarter of 2012, increased on average $71,696,000 (24%) from the first quarter of 2011, while the average balance in loans, which yielded 4.95% in the first quarter of 2012, increased by only $24,890,000 (2%) from the first quarter of 2011.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2012 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(2.21)%
Increase 100 bp	(.98)
Decrease 100 bp	(6.16)

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

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2012 and 2011 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2012			Three Months ended March 31, 2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,133,367	$13,958	4.95%	$1,108,477	$14,462	5.29%
Securities (2)	374,027	1,960	2.11	302,331	1,692	2.27
Other interest-earning assets	88,597	92	0.42	111,484	138	0.50

Total interest-earning assets	1,595,991	16,010	4.03	1,522,292	6,292	4.34

Non-interest-earning assets	149,178			127,655
Total assets	$1,745,169			1,649,947

Interest-bearing liabilities:
Transaction accounts	821,643	470	0.23	729,022	671	0.37
Time deposits	403,100	1,096	1.09	439,361	1,726	1.59
Borrowings	80,798	278	1.38	73,555	254	1.41
Total interest-bearing liabilities	1,305,541	1,844	0.57	1,241,938	2,651	0.87

Non-interest-bearing liabilities	281,606			47,815

Total liabilities	1,587,147			1,489,753

Shareholders’ equity	158,022			160,194

Total liabilities and shareholders’ equity	$1,745,169			$1,649,947

Net interest income		$14,166			$13,641
Interest rate spread			3.46%			3.47%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.57%			3.63%
Effect of net free funds (earning assets funded by non- interest bearing liabilities)			0.18%			0.16%
Average interest-earning assets to interest-bearing liabilities	122.25%			122.57%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% and 34.83% tax rate in the first quarters of 2012 and 2011, respectively. The tax equivalent adjustment was $322,000 and $293,000 in the first quarters of 2012 and 2011, respectively.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2012
	Compared to
	Three months ended March 31, 2011
	Increase (Decrease)
	Due to Volume	Due to Rate	Total
Interest income attributable to:
Loans receivable	$324	$(828)	$(504)

Securities	384	(116)	268
Other interest-earning assets(1)	(26)	(20)	(46)

Total interest-earning assets	682	(964)	(282)

Interest expense attributable to:
Transaction accounts	78	(279)	(201)
Time deposits	(135)	(495)	(630)
Borrowings	25	(1)	24

Total interest-bearing liabilities	(32)	(775)	(807)

Increase (decrease) in net interest income	$714	$(189)	$525

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

Like many other financial institutions, the Bank has been significantly affected by the national economic downturn that began over four years ago. While the Bank has experienced an increase in defaults and foreclosures in this economic period, the levels of such activity have been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Although the Bank is seeing the benefit of the current slow economic recovery, management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels. This will include continuing higher than historic levels of charge-offs in the loan portfolio and, as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions for loan losses will lead to lower earnings and slower capital growth. Management believes that the slowly improving economic conditions will begin to lead to higher demand for loans in the coming quarters.

As discussed above, the provision for loan losses reflected slowly improving economic conditions. Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, there are signs of improvement which have allowed provision expense to decrease from its previous levels. The provision for loan losses was $1,800,000 for the first quarter of 2012, compared to $3,000,000 for the same period in 2011. The decrease of $1,200,000 (40%) reflected a decrease in the level of non-performing loans and net charge-offs in the first quarter of 2012 as compared to the same period in 2011. For the first quarter of 2012, net charge-offs were $1,726,000 or ..62% of average loan balances compared to 2011 figures of $2,680,000 or .98% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $17,459,000 (1.54% of loans outstanding) at March 31, 2012, compared to $20,372,000 (1.82% of loans outstanding) at March 31, 2011. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses decreased $400,000 or 18% from the fourth quarter of 2011. Contributing to this decrease was a $7,815,000 or 10% decrease in loans classified as substandard, as detailed below, and a $127,000 or 7% decrease in charge-offs from the fourth quarter of 2011 to the first quarter of 2012. The decrease in substandard loans was partially offset with a $6,591,000 increase in special mention loans. The decrease in the provision for loan losses as a result of the movement of loans from substandard to special mention is a result of a lower reserve ratio need for better rated loans.

The aggregate amounts of the Bank’s classified assets at March 31, 2012 and December 31, 2011 were as follows:

	3/31/12	12/31/11
	(Dollars in thousands)
Special mention (risk rating 6)	$38,501	$31,910
Substandard (risk rating 7 & 8)	67,029	74,844
Doubtful (risk rating 9)	90	84

Total classified assets	$105,620	$106,838

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $23,787,000 at March 31, 2012 versus $21,455,000 at March 31, 2011. This represents 1.36% of total assets at March 31, 2012 compared to 1.32% at March 31, 2011. While non-performing loans decreased from the end of the first quarter of 2011, OREO increased from $1,083,000 at March 31, 2011 to $6,328,000 at March 31, 2012. This increase was primarily the result of one commercial real estate relationship that added $3,475,000 in OREO in the fourth quarter of 2011. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $15,492,000 at March 31, 2012 versus $3,294,000 at March 31, 2011. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The slight increase in the ALL was directionally consistent in the first quarter of 2012 with the change in the credit metrics and the uncertain economic conditions experienced since March 31, 2011. The ALL increased $674,000 (4%) from $17,688,000 at March 31, 2011 to $18,362,000 at March 31, 2012, which increased the allowance for loan losses as a percentage of total loans from 1.58% at March 31, 2011 to 1.62% at March 31, 2012. The amount of the allowance allocated to impaired loans at the end of the first quarter of 2012, was $7,613,000, which was up $1,248,000 from $6,365,000 at March 31, 2011. While the amount of the allowance that was allocated to impaired loans increased from the first quarter of 2011 to the first quarter of 2012, the allowance allocated to specific pools of loans based on risk ratings declined in the same period. This decrease was the result of a reduction in the volume of loans classified as substandard or worse for the same period. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Contributing to both the increase in charge-offs and in the ALL during the current economic environment is the significant decrease in real estate values. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the first quarter of 2011 to the first quarter of 2012. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue throughout 2012 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

Monitoring loan quality and maintaining an adequate allowance is an ongoing process overseen by senior management and the loan review function. On at least a quarterly basis, a formal analysis of the adequacy of the ALL is prepared and reviewed by management and the Company’s Board of Directors. This analysis serves as a point in time assessment of the level of the ALL and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2012	2011
Balance of allowance at beginning of period	$18,288	$17,368
Recoveries of loans previously charged off:
Commercial loans	4	39
Consumer loans	95	126
Mortgage loans	5	21
Total recoveries	104	186
Loans charged off:
Commercial loans	1,152	2,290
Consumer loans	302	234
Mortgage loans	376	342
Total charge-offs	1,830	2,866
Net charge-offs	(1,726)	(2,680)
Provision for loan losses	1,800	3,000
Balance of allowance at end of period	$18,362	$17,688

Net charge-offs to average loans outstanding for period	.62%	0.98%

Allowance at end of period to loans at end of period	1.62%	1.58%

Allowance to non-performing loans at end of period	105%	87%

Table 5 - Analysis of non-performing loans for the periods indicated (in thousands)

	March 31, 2012	December 31, 2011

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$6,696	$6,628
Residential real estate	5,455	5,325
Construction	1,991	1,897
Commercial	2,013	1,175
Consumer and other	624	626
Total	16,779	15,651
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$468	$-
Residential real estate	153	112
Construction	-	-
Commercial	43	74
Consumer and other loans	16	33
Total	680	219
Total non-performing loans	$17,459	$15,870
Non-performing loans as a percentage of total loans	1.54%	1.40%
Accruing restructured loans (TDRs)	$15,492	$13,306
Non-accruing restructured loans (TDRs)	$2,273	$1,923
Other real estate owned	$6,328	$5,844

NON-INTEREST INCOME

Table 6-Major components of non-interest income (in thousands)

	Three Months ended March 31,
Non-interest income:	2012	2011

Service charges and fees	$2,201	$2,157
Net securities gains	207	231
Mortgage banking income	586	278
Trust fee income	689	663
Bankcard transaction revenue	902	789
Company owned life insurance earnings	320	263
Gain/(loss) on other real estate owned	(94)	16
Other	795	526

Total non-interest income	$5,606	$4,923

As illustrated in Table 6, total non-interest income increased $683,000 (14%) for the first three months of 2012, from $4,923,000 at March 31, 2011 to $5,606,000 at March 31, 2012. Contributing to the increase in non-interest income was a $308,000 (111%) increase in mortgage banking income. These gains were driven by a decrease in interest rates from the first quarter of 2011, which prompted increased demand for home mortgage loan refinancing. Other increases for the three months ended March 31, 2012, included bankcard transaction revenue (up $113,000 or 14% from March 31, 2011) and earnings from company owned life insurance (up $57,000 or 22% from March 31, 2011), which were offset by lower gains on OREO (down $110,000 from March 31, 2011). Contributing to the increase in company owned life insurance was the purchase of $6,500,000 in additional policies in 2011. The Bank also took advantage of the current low interest rate environment to sell approximately $7,000,000 of available-for-sale mortgage backed securities for a $207,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the current economic recession. The increase in bankcard transaction revenue reflected consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. The Dodd-Frank Act excluded banks under $10 billion in assets from the rule that limits the interchange fees that merchants pay to banks for certain debit card transactions.

NON-INTEREST EXPENSE

Table 7-Major components of non-interest expense (in thousands)

	Three Months ended March 31,
Non-interest expense:	2012	2011

Salaries and benefits	$5,451	$4,754
Occupancy and equipment	1,277	1,248
Data processing	535	494
Advertising	382	323
Electronic banking	359	307
Outside servicing fees	302	237
State bank taxes	559	536
Other real estate owned and loan collection	426	253
Amortization of intangible assets	200	221
FDIC insurance	305	583
Other	1,546	1,393

Total non-interest expense	$11,342	$10,349

As illustrated in Table 7 above, non-interest expense increased to $11,342,000 in the first three months of 2012, from $10,349,000 in the same period of 2011, an increase of $993,000 (10%). Contributing to the increase in non-interest expense was salaries and benefits expense (up $697,000 or 15% from March 31, 2011), and OREO and loan collection expense (up $173,000 or 68% from March 31, 2011) which were partially offset with a decrease in FDIC insurance expense (down $278,000 or 48% from March 31, 2011) in the first three months of 2012 compared to the same period in 2011. The decrease in FDIC insurance expense was a result of recent rule changes adopted under the Dodd-Frank Act that base FDIC insurance premium assessments on total assets instead of deposits. The increase in salaries and benefits included approximately $125,000 in higher bonus accruals and $125,000 in higher commission expense. The added bonus accrual reflects the end of the TARP restriction on bonus pay for executives, while the increased commission expense included higher commissions paid for the higher gains on the sale of real estate loans. The increase in OREO and loan collection expense included added cost of real estate taxes and maintenance on higher levels of OREO properties.

INCOME TAX EXPENSE

During the first quarter of 2012, income tax expense increased $383,000 (27%) from $1,410,000 in the first quarter of 2011 to $1,793,000 in the same period of 2012 as a result of higher earnings. For the first quarter of 2012, the effective tax rate increased to 28.42% compared to 28.64% for the same period of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $2,811,000, from $135,964,000 at December 31, 2011 to $133,153,000 at March 31, 2012.

The Company’s total shareholders’ equity increased $2,904,000 from $156,570,000 at December 31, 2011 to $159,474,000 at March 31, 2012. In the first three months of 2012, the Company paid a cash dividend of $.30 per share totaling $2,235,000 to common shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2012, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $41,534,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2012, the Bank's leverage and total risk-based capital ratios were 8.45% and 12.95%, respectively, which exceed the well-capitalized thresholds.

In 2009, the Company filed a universal shelf registration statement on Form S-3 that was declared effective in November, 2010. This registration statement permits the Company to engage in offerings of up to $50 million aggregate principal amount of debt securities, common stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing. The Company utilized the shelf registration to offer common stock in connection with the $28.1 million common stock offering completed in November 2010. As of the date of this quarterly report, $21.9 million of unused capacity remains available for future use. We may in the future utilize the unused portion of our existing shelf registration statement, or any future registration statements that we may file with the SEC, to conduct subsequent registered debt or equity offerings.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2011. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2011.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2011. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2011. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2012, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

There was no change in the Company’s internal control over financial reporting that occurred in the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6. Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

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

The Bank of Kentucky Financial Corporation

Date:	May 4, 2012	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	May 4, 2012	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)

