Form 10-Q
period 2012-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2012-08-06
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2012

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

As of July 24, 2012, 7,465,841 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	June 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$66,719	$135,964
Interest-bearing deposits with banks	250	250
Available-for-sale securities	321,322	322,512
Held-to-maturity securities	54,882	48,975
Loans held for sale	13,983	8,920
Total loans	1,143,733	1,129,954
Less: Allowance for loan losses	18,346	18,288
Net loans	1,125,387	1,111,666
Premises and equipment, net	22,923	22,827
FHLB stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	2,833	3,228
Cash surrender value of life insurance	33,232	32,850
Accrued interest receivable and other assets	35,212	30,410
Total assets	$1,703,865	$1,744,724

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,455,328	$1,498,821
Short-term borrowings	24,373	29,300
Notes payable	48,727	48,739
Accrued interest payable and other liabilities	10,987	11,294
Total liabilities	1,539,415	1,588,154

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,465,841(2012) and 7,432,995 (2011) shares issued	3,098	3,098
Additional paid-in capital	34,873	34,121
Retained earnings	122,742	116,038
Accumulated other comprehensive income	3,737	3,313
Total shareholders’ equity	164,450	156,570
Total liabilities and shareholders’ equity	$1,703,865	$1,744,724

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2012 AND 2011

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
INTEREST INCOME
Loans, including related fees	$13,791	$14,612	$27,592	$28,933
Securities and other	1,870	1,811	3,757	3,489
Total interest income	15,661	16,423	31,349	32,422

INTEREST EXPENSE
Deposits	1,348	2,142	2,914	4,539
Borrowings	266	254	544	508
Total interest expense	1,614	2,396	3,458	5,047

Net interest income	14,047	14,027	27,891	27,375
Provision for loan losses	1,700	3,000	3,500	6,000
Net interest income after provision for loan losses	12,347	11,027	24,391	21,375

NON-INTEREST INCOME
Service charges and fees	2,241	2,424	4,442	4,581
Mortgage banking income	589	228	1,175	506
Net securities gains (losses)	(4)	-	203	231
Company owned life insurance earnings	290	279	610	542
Bankcard transaction revenue	952	859	1,854	1,648
Trust fee income	694	723	1,383	1,386
Other	591	461	1,292	1,003
Total non-interest income	5,353	4,974	10,959	9,897

NON-INTEREST EXPENSE
Salaries and benefits	5,724	5,045	11,175	9,799
Occupancy and equipment	1,315	1,241	2,592	2,489
Data processing	533	467	1,068	961
Advertising	386	399	769	722
Other	3,569	3,483	7,265	7,013
Total non-interest expense	11,527	10,635	22,869	20,984

INCOME BEFORE INCOME TAXES	6,173	5,366	12,481	10,288
Less: income taxes	1,749	1,572	3,542	2,982
NET INCOME	$4,424	$3,794	$8,939	$7,306
Preferred stock dividend and discount accretion	-	(259)	-	(516)
Net Income available to common shareholders	$4,424	$3,535	$8,939	$6,790
Comprehensive Income	$4,933	$5,523	$9,363	$9,413
Net income per common share:
Earnings per share, basic	$.59	$.48	$1.20	$.91
Earnings per share, diluted	$.59	$.47	$1.19	$.91

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data -unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2012	2011	2012	2011
Beginning balance	$159,474	$161,018	$156,570	$159,370
Comprehensive income:
Net income	4,424	3,794	8,939	7,306
Change in net unrealized gain(loss), net of tax	509	1,729	424	2,107
Total comprehensive income	4,933	5,523	9,363	9,413

Cash dividends paid on common stock	-	-	(2,235)	(2,081)
Exercise of stock options (32,846 and 0 shares), including tax benefit	19	14	704	14
Stock-based compensation expense	24	50	48	101
Paid and accrued dividends on preferred stock	-	(212)	-	(424)
Balance as of June 30	$164,450	$166,393	$164,450	$166,393
Dividends per share	$-	$-	$0.30	$0.28

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2012	2011

Cash Flows from Operating Activities

Net income	$8,939	$7,306
Adjustments to reconcile net income to net cash From operating activities	(4,409)	22,192
Net cash from operating activities	4,530	29,498

Cash Flows from Investing Activities

Net change in interest-bearing balances	-	(150)
Proceeds from paydowns and maturities of held-to-maturity securities	2,310	4,019
Proceeds from paydowns and maturities of available-for-sale securities	104,002	95,626
Purchases of held-to-maturity securities	(8,252)	(6,428)
Purchases of available-for-sale securities	(110,452)	(139,408)
Purchases of company owned life insurance	-	(6,500)
Net change in loans	(19,624)	(31,700)
Proceeds from the sale of other real estate	2,247	2,684
Proceeds from the sale of securities	6,944	13,367
Property and equipment expenditures	(987)	(235)
Net cash from investing activities	(23,812)	(68,725)

Cash Flows from Financing Activities

Net change in deposits	(43,493)	(67,028)
Net change in short-term borrowings	(4,927)	(2,809)
Proceeds from exercise of stock options	704	14
Cash dividends paid	(2,235)	(2,505)
Payments on note payable	(12)	(11)
Net cash from financing activities	(49,963)	(72,339)

Net change in cash and cash equivalents	(69,245)	(111,566)
Cash and cash equivalents at beginning of period	135,964	172,664
Cash and cash equivalents at end of period	$66,719	$61,098

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2012

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

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments, in particular, are subject to change.

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and six month periods. Diluted earnings per share are computed assuming that average stock options and warrants outstanding are exercised and the proceeds, including the relevant tax benefit, are used entirely to reacquire shares at the average price for the period. For the three months ended June 30, 2012 and 2011, 262,874 and 326,682 options were not considered, as they were not dilutive, and for the six months ended June 30, 2012 and 2011, 273,555 and 399,160 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Weighted average shares outstanding	7,465,434	7,432,487	7,457,019	7,432,391
Dilutive effects of assumed exercises of stock options and warrants	76,938	69,244	75,169	48,539
Shares used to compute diluted earnings per share	7,542,372	7,501,731	7,532,188	7,480,930

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

The Company recorded stock option expense of $24,000 (net of taxes) and $51,000 (net of taxes) in the three and six months ended June 30, 2012, and $79,000 (net of taxes) and $157,000 (net of taxes) in the three and six months ended June 30, 2011.

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

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
June 30, 2012
U.S. government, federal agencies and government sponsored enterprises	$135,012	$1,163	$(20)	$136,155
U.S. government residential mortgage-backed	179,589	4,625	(107)	184,107
Corporate	1,060	-	-	1,060
	$315,661	$5,788	$(127)	$321,322

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$168,104	$1,368	$(12)	$169,460
U.S. government residential mortgage-backed	148,329	3,727	(64)	151,992
Corporate	1,060	-	-	1,060
	$317,493	$5,095	$(76)	$322,512

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2012
Municipal and other obligations	$54,882	$1,921	$(57)	$56,746

2011
Municipal and other obligations	$48,975	$1,693	$(25)	$50,643

The amortized cost and fair value of debt securities and carrying amount, if different, at June 30, 2012 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,881	$1,894	$3,419	$3,440
Due after one year through five years	65,648	66,294	27,251	28,215
Due after five years through ten years	67,483	67,967	18,287	19,167
Due after ten years	1,060	1,060	5,925	5,925
U.S. Government agency mortgage-backed	179,589	184,107	-	-

	$315,661	$321,322	$54,882	$56,747

Proceeds on the sale of $6,944,000 of available-for-sale securities resulted in gains of $203,000 for the first six months of 2012. No securities were sold with losses in the first six months of 2012. There was a $4,000 negative adjustment, recorded as of the settlement date, in the second quarter of 2012 with respect to the gain on sale of securities recorded in the first quarter of 2012. Proceeds on the sale of $13,367,000 of available-for-sale securities resulted in gains of $231,000 for the first six months of 2011, with no losses.

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

As of June 30, 2012, the Bank’s security portfolio consisted of 226 securities, 17 of which were in an unrealized loss position of $184. There was no other-than-temporary-impairment of securities at June 30, 2012. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At June 30, 2012, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other than temporarily impaired at June 30, 2012.

At June 30, 2012 and December 31, 2011, securities with a carrying value of $340,071 and $342,288 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at June 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2012
U.S. government, federal agencies and government sponsored enterprises	$14,193	$(20)	$-	$-	$14,193	$(20)
U.S. government residential mortgage-backed	23,532	(107)	-	-	23,532	(107)
Municipal & other obligations	3,559	(57)	-	-	3,559	(57)

Total temporarily impaired	$41,284	$(184)	$-	$-	$41,284	$(184)

December 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$18,734	$(12)	$-	$-	$18,734	$(12)
U.S government residential mortgage-backed	36,707	(64)	-	-	36,707	(64)
Municipal & other obligations	3,225	(24)	388	(1)	3,613	(25)
Total temporarily impaired	$58,666	$(100)	$388	$(1)	$59,054	$(101)

Note 9 - Loans

Loan balances were as follows (in thousands):

	6/30/2012	12/31/2011
Commercial	$181,932	$193,176
Residential real estate	280,135	266,268
Nonresidential real estate	539,748	523,485
Construction	100,094	104,788
Consumer	16,307	16,618
Municipal obligations	27,014	27,066
Gross loans	1,145,230	1,131,401
Less: Deferred loan origination fees and discount	(1,497)	(1,447)
Allowance for loan losses	(18,346)	(18,288)

Net loans	$1,125,387	$1,111,666

The following tables present the activity in the allowance for loan losses for the three months ending June 30, 2012 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

			Non
		Residential	Residential			Municipal
June 30, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,581	$2,916	$6,768	$5,694	$166	$237	$18,362
Provision for loan losses	(406)	995	163	688	321	(61)	1,700
Loans charged off	(16)	(148)	(269)	(1,219)	(156)	-	(1,808)
Recoveries	-	23	4	4	61	-	92

Total ending allowance balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346

Ending allowance balance attributable to loans
Individually evaluated for impairment	$138	$870	$2,279	$4,229	$-	$-	$7,516
Collectively evaluated for impairment	2,021	2,916	4,387	938	392	176	10,830

Total ending allowance balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346

Loans
Loans individually evaluated for impairment	$865	$7,670	$19,913	$8,077	$-	$-	$36,525
Loans collectively evaluated for impairment	181,067	272,465	519,835	92,017	16,307	27,014	1,108,705

Total ending loans balance	$181,932	$280,135	$539,748	$100,094	$16,307	$27,014	$1,145,230

The following tables present the activity in the allowance for loan losses for the six months ending June 30, 2012 and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2012 and December 31, 2011 (in thousands):

			Non
		Residential	Residential			Municipal
June 30, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	(677)	1,687	220	1,706	401	163	3,500
Loans charged off	(372)	(522)	(1,173)	(1,246)	(325)	-	(3,638)
Recoveries	1	30	5	6	154	-	196

Total ending allowance balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346

Ending allowance balance attributable to loans
Individually evaluated for impairment	$138	$870	$2,279	$4,229	$-	$-	$7,516
Collectively evaluated for impairment	2,021	2,916	4,387	938	392	176	10,830

Total ending allowance balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346

Loans
Loans individually evaluated for impairment	$865	$7,670	$19,913	$8,077	$-	$-	$36,525
Loans collectively evaluated for impairment	181,067	272,465	519,835	92,017	16,307	27,014	1,108,705

Total ending loans balance	$181,932	$280,135	$539,748	$100,094	$16,307	$27,014	$1,145,230

			Non
		Residential	Residential			Municipal
June 30, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	1,387	396	1,138	2,844	253	(18)	6,000
Loans charged off	(920)	(464)	(2,484)	(1,499)	(462)	-	(5,829)
Recoveries	24	40	2	1	210	-	277

Total ending allowance balance	$3,931	$2,403	$6,782	$4,496	$167	$37	$17,816

			Non
		Residential	Residential			Municipal
December 31, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$224	$477	$2,994	$3,748	$-	$-	$7,443
Collectively evaluated for impairment	2,983	2,114	4,620	953	162	13	10,845

	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Loans
Loans individually evaluated for impairment	$917	$6,100	$20,390	$7,854	$-	$-	$35,261
Loans collectively evaluated for impairment	192,259	260,168	503,095	96,934	16,618	27,066	1,096,140

Total ending loans balance	$193,176	$266,268	$523,485	$104,788	$16,618	$27,066	$1,131,401

The following table presents individually impaired loans by class of loans as of and for the three months ended June 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$309	$-	$309	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	-	-	-	264	-	-
Other	2,060	2,045	-	2,059	-	-

Nonresidential real estate
Owner occupied properties	188	188	-	574	-	-
Non owner occupied properties	1,894	1,892	-	2,317	-	-

Construction	655	355	-	178	-	-

With an allowance recorded
Commercial	557	557	138	1,001	2	1

Residential real estate
Home equity lines of credit	137	137	137	137	-	-
Multifamily properties	2,115	1,784	241	892	11	11
Other	3,729	3,654	492	3,642	21	17

Nonresidential real estate
Owner occupied properties	9,009	9,008	1,124	9,037	78	77
Non owner occupied properties	9,644	8,824	1,155	8,246	47	22

Construction	8,834	7,722	4,229	8,824	46	41

Total	$39,221	$36,525	$7,516	$37,530	$205	$169

The following table presents individually impaired loans by class of loans as of and for the six months ended June 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$309	$-	$309	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	-	-	-	398	-	-
Other	2,060	2,045	-	1,973	-	-

Nonresidential real estate
Owner occupied properties	188	188	-	802	-	-
Non owner occupied properties	1,894	1,892	-	2,373	-	-

Construction	655	355	-	169	-	-

With an allowance recorded
Commercial	557	557	138	1,013	3	1

Residential real estate
Home equity lines of credit	137	137	137	103	-	-
Multifamily properties	2,115	1,784	241	446	11	11
Other	3,729	3,654	492	3,681	45	40

Nonresidential real estate
Owner occupied properties	9,009	9,008	1,124	9,235	158	156
Non owner occupied properties	9,644	8,824	1,155	7,884	109	72

Construction	8,834	7,722	4,229	8,778	118	110

Total	$39,221	$36,525	$7,516	$37,214	$444	$390

The following table presents individually impaired loans by class of loans as of and for the six months ended June 30, 2011 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$722	$432	$-	$371	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	17	-	-
Other	2,529	2,529	-	1,337	-	-

Nonresidential real estate
Owner occupied properties	341	218	-	143	-	-
Non owner occupied properties	1,196	1,190	-	867	-	-

Construction	1,757	928	-	464	-	-

With an allowance recorded
Commercial	3,616	3,361	1,320	2,230	7	4

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	870	870	247	871	28	19
Other	2,679	2,660	581	2,610	36	34

Nonresidential real estate
Owner occupied properties	897	897	178	1,503	1	1
Non owner occupied properties	9,332	7,915	1,753	9,252	125	120

Construction	10,432	9,191	3,587	8,829	127	108

Total	$34,371	$30,191	$7,666	$28,494	$324	$286

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$350	$310	$-

Residential real estate
Home equity lines of credit	50	50	-
Multifamily properties	538	538	-
Other	1,703	1,703	-

Nonresidential real estate
Owner occupied properties	1,101	1,101	-
Non owner occupied properties	2,122	2,116	-

Construction	356	319	-

With an allowance recorded
Commercial	733	607	224

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	-	-	-
Other	3,859	3,809	477

Nonresidential real estate
Owner occupied properties	10,771	9,798	1,477
Non owner occupied properties	8,476	7,375	1,517

Construction	8,267	7,535	3,748

Total	$38,326	$35,261	$7,443

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
June 30, 2012
Commercial	$498	$-	$1,074	$180,360	$181,932
Residential real estate
Home equity lines of credit	241	-	1,095	100,244	101,580
Multifamily properties	-	-	448	42,908	43,356
Other residential real estate	1,055	-	4,388	129,756	135,199

Nonresidential real estate
Owner occupied properties	1,747	-	1,653	263,562	266,962
Non owner occupied properties	3,369	126	3,583	265,708	272,786
Construction	78	-	3,798	96,218	100,094

Consumer
Credit card balances	20	68	-	6,239	6,327
Other consumer	43	1	226	9,710	9,980

Municipal obligations	-	-	-	27,014	27,014

Total	$7,051	$195	$16,265	$1,121,719	$1,145,230

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2011
Commercial	$692	$74	$1,175	$191,235	$193,176
Residential real estate
Home equity lines of credit	1,094	-	910	92,676	94,680
Multifamily properties	-	-	-	36,756	36,756
Other residential real estate	5,854	112	4,415	124,451	134,832

Nonresidential real estate
Owner occupied properties	2,623	-	2,270	247,875	252,768
Non owner occupied properties	3,942	-	4,358	262,417	270,717
Construction	265	-	1,897	102,626	104,788

Consumer
Credit card balances	60	32	-	6,400	6,492
Other consumer	37	1	626	9,462	10,126

Municipal obligations	-	-	-	27,066	27,066

Total	$14,567	$219	$15,651	$1,100,964	$1,131,401

Troubled Debt Restructurings:

The Company has allocated $4,374,000 and $2,074,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of June 30, 2012 and December 31, 2011, respectively. Troubled debt restructurings totaled $20,737,000 and $15,229,000 as of June 30, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts as of June 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the six months ending June 30, 2012:

		Pre-Modification	Post-Modification
		Outstanding Recorded	Outstanding Recorded
	Number of Loans	Investment	Investment
Troubled Debt Restructurings:

Commercial	3	$508,281	$467,796
Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties
Other residential real estate	6	4,170,926	4,049,039
Nonresidential real estate
Owner occupied properties	3	8,137,536	7,857,519
Non owner occupied properties	4	3,661,111	3,152,428
Construction	6	5,463,376	5,210,624
Consumer
Credit card balances	-	-	-
Other consumer	-	-	-

Municipal obligations	-	-	-

Total	22	$21,941,230	$20,737,406

The troubled debt restructurings described above increased the allowance for loan losses by $681,727 and resulted in charge-offs of $1,112,147 during the second quarter ending June 30, 2012 and $1,262,147 for the six months ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending June 30, 2012:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	3	$467,796
Residential real estate
Home equity lines of credit
Multifamily properties
Other residential real estate	3	3,195,080
Nonresidential real estate
Owner occupied properties	1	7,647,784
Non owner occupied properties	3	1,472,171
Construction	2	3,168,504
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	12	$15,951,335

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $411,322 and resulted in charge-offs of $1,112,147 during the second quarter ending June 30, 2012 and $1,262,147 for the six months ending June 30, 2012.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
June 30, 2012
Commercial	$161,292	$16,847	$3,793	$-	$-	$181,932
Residential real estate
Home equity lines of credit	11,472	965	1,006	90	88,047	101,580
Multifamily properties	41,471	101	1,784	-	-	43,356
Other residential real estate	40,109	1,133	10,844	31	83,082	135,199

Nonresidential real estate
Owner occupied properties	232,488	16,713	17,761	-	-	266,962
Non owner occupied properties	249,678	7,827	15,281	-	-	272,786
Construction	85,966	3,383	10,745	-	-	100,094

Consumer
Credit card balances	-	-	-	2	6,325	6,327
Other consumer	-	-	16	-	9,964	9,980
Municipal obligations	27,014	-	-	-	-	27,014

Total	$849,490	$46,969	$61,230	$123	$187,418	$1,145,230

(1) Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2011
Commercial	$170,394	$9,684	$13,098	$-	$-	$193,176
Residential real estate
Home equity lines of credit	-	712	976	84	92,908	94,680
Multifamily properties	36,115	103	538	-	-	36,756
Other residential real estate	38,725	1,357	10,843	-	83,907	134,832

Nonresidential real estate
Owner occupied properties	221,941	7,754	23,073	-	-	252,768
Non owner occupied properties	246,614	8,902	15,201	-	-	270,717
Construction	90,297	3,398	11,093	-	-	104,788

Consumer
Credit card balances	-	-	-	-	6,492	6,492
Other consumer	-	-	22	-	10,104	10,126
Municipal obligations	27,066	-	-	-	-	27,066

Total	$831,152	$31,910	$74,844	$84	$193,411	$1,131,401

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		June 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$136,155	$-	$136,155	$-
U.S. government agency mortgage backed	184,107	-	184,107	-
Corporate	1,060	-	-	1,060
Derivatives	1,596	-	1,596	-
Total	$322,918	$-	$321,858	$1,060

Liabilities
Derivatives	$1,596	$-	$1,596	$-
Total	$1,596	$-	$1,596	$-

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$169,460	-	169,460	-
U.S. government agency mortgage backed	151,992	-	151,992	-
Corporate	1,060	-	-	1,060
Derivatives	1,349	-	1,349	-
Total	$323,861	-	322,801	1,060

Liabilities
Derivatives	$1,349	-	1,349	-
Total	$1,349	-	1,349	-

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2012.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2012 for Level 3 assets and liabilities that are still held at June 30, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended June 30 (in thousands):

Corporate Securities
	6/30/12	12/31/11

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings
Included in other comprehensive income
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at December 31	$1,060	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2012 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$1,060	Discounted cash flow	Probability of default	0%

The interest rate on this security is based on interest rates paid for securities with similar credit characteristics, but the probability of default is determined through a credit quality review rather than formal ratings or other observable inputs. The interest rate adjusts to reflect current market conditions of highly rated investments, if probability of default changed significantly, the interest rate would adjust accordingly and the fair value would be updated. Management reviews this interest rate and the security’s credit quality quarterly and a market value adjustment is made if necessary pursuant to this review.

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans:
Commercial	$419	$-	$75	$344
Nonresidential real estate	-
Owner occupied properties	7,884	-	605	7,279
Non owner occupied properties	7,669	-	906	6,763
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	1,543	-	-	1,543
Other	3,162	-	2,672	490
Construction	3,493	-	2,801	692
Total	$24,170	$-	$7,059	$17,111

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$383	$-	$-	$383
Nonresidential real estate	-
Owner occupied properties	8,320	-	-	8,320
Non owner occupied properties	5,858	-	375	5,483
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	3,332	-	1,832	1,500
Construction	3,787	-	214	3,573
Total	$21,680	$-	$2,421	$19,259

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $31,686,000 with a valuation allowance of $7,516,000, resulting in an increase in provision for loan losses of $73,000 for the first half of 2012. As of December 31, 2011, impaired loans had a gross carrying amount of $29,124,000, with a valuation allowance of $7,443,000, resulting in an increase in provision for loan losses of $1,699,000.

Values for collateral dependent loans are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  The market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final fair value is based on a reconciliation of these three approaches. The loans classified as Level 2 had current and viable appraisals, while loans classified as Level 3 had older appraisals and required the use of other unobservable inputs with additional discounts ranging from 5% to10%.

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2012 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Value
Assets
Impaired Loans:
Commercial	344	Cost, sales, income approach	adjustments for comparable properties, market conditions	5-10%
Nonresidential real estate
Owner occupied properties	7,279	Cost, sales, income approach	adjustments for comparable properties, market conditions	5-10%
Non owner occupied properties	6,763	Cost, sales, income approach	adjustments for comparable properties, market conditions	5-10%
Residential real estate
Home equity lines of credit
Multifamily properties	1,543	Cost, sales, income approach	adjustments for comparable properties, market conditions	5-10%
Other	490	Cost, sales, income approach	adjustments for comparable properties, market conditions	5-10%
Construction	692	Cost, sales, income approach	adjustments for comparable properties, market conditions	5-10%
Total	17,111

The carrying amounts and estimated fair values of financial instruments at June 30, 2012 and December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at
		June 30, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$66,719	$66,719	$		$		$66,719
Interest-bearing deposits with Banks	250			250			250
Securities available-for-sale	321,322			320,262		1,060	321,322
Securities held-to-maturity	54,882			56,746			56,746
Federal Home Loan Bank stock	5,099	N/A					N/A
Loans held for sale	13,983			13,983			13,983
Loans, net	1,125,387			1,111,953		17,111	1,129,064
Accrued interest receivable	4,684			4,684			4,684
Derivative assets	1,596			1,596			1,596
Financial liabilities
Deposits	$(1,455,328)	$(1,081,198)		$(374,130)	$		$(1,455,328)
Short-term borrowings	(24,373)			(24,373)			(24,373)
Notes payable	(48,727)			(21,497)		(22,355)	(43,852)
Accrued interest payable	(1,201)			(1,201)			(1,201)
Standby letters of credit	(180)			(180)			(180)
Derivative liabilities	(1,596)			(1,596)			(1,596)

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$135,964	$135,964	$		$		$135,964
Interest-bearing deposits with Banks	250			250			250
Securities available-for-sale	322,512			321,452		1,060	322,512
Securities held-to-maturity	48,975			50,643			50,643
Federal Home Loan Bank stock	5,099	N/A					N/A
Loans held for sale	8,920			8,920			8,920
Loans, net	1,111,666			1,093,529		19,259	1,112,788
Accrued interest receivable	4,887			4,887			4,887
Derivative assets	1,349			1,349			1,349
Financial liabilities
Deposits	$(1,498,821)	$(1,092,434)		$(408,859)	$		$(1,501,293)
Short-term borrowings	(29,300)			(29,300)			(29,300)
Notes payable	(48,739)			(27,477)		(18,476)	(45,953)
Accrued interest payable	(1,582)			(1,582)			(1,582)
Standby letters of credit	(263)			(263)			(263)
Derivative liabilities	(1,349)			(1,349)			(1,349)

The estimated fair value approximates carrying amounts for all items except those described below. The carrying amounts of cash and short-term instruments approximate fair values and are classified as either Level 1 or Level 2. Estimated fair value for both securities available-for-sale and held-to-maturity is as previously described for securities available-for-sale. It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability. Fair values of loans, excluding loans held for sale, are estimated as set forth below:

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 2 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 2 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in either a Level 1 or Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in either a Level 2 or Level 3 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification. The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification. Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material. Estimated fair value of standby letters of credit are based on their current unearned fee balance. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal. Estimated fair value for derivatives is determined as previously described above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this quarterly report on form 10-Q (this “Quarterly Report”). References to “we,” “us,” and “our” in this section refer to the Bank of Kentucky Financial Corporation (“BKFC”) and its subsidiaries, including The Bank of Kentucky, Inc. (“the Bank”), unless otherwise specified or unless the context otherwise requires.

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

In the second quarter of 2012 management developed a detailed approach to setting the environmental adjustments to the historic loss rates and discontinued the use of high and low range of reserve percentages. Management believes that this more detailed approach adds efficiencies and provides more precision to the allowance for loan losses estimations. Factors that management considers as part of this approach in setting the environmental adjustments include economic trends, loan policies, lender experience, loan growth, delinquency trend, non-performing asset trends, classified loan trends and credit concentrations.

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

OVERVIEW

Economic Overview

Despite positive economic news in the second quarter of 2012, the overall economic recovery remains muted after a very deep recession highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry. The second quarter of 2012 continued to show signs of positive growth as gross domestic product expanded at an anticipated rate of 1.8% from the previous quarter, which remains well below the historical normalized 3% growth rate. For the year, the U.S. economy is anticipated to grow at 2.1% over 2011’s output, which has been revised lower from the expected 2.3% growth at the end of the first quarter. The national unemployment rate fell during the second quarter by 0.10% to 8.17%. The economy also produced 225,000 non-farm jobs in the quarter, which was substantially lower than previous quarters. The expectation for the remaining six months of 2012 is that the U.S. economy will continue to experience muted growth. The major risks for the remainder of 2012 with respect to the overall economy will be the severity of the recession in Europe, and the impact of food and energy inflation on the consumers. Interest rates remain low as a result of the continuing actions by the Federal Reserve with respect to the target fed funds rate.

2012 Second Quarter and Six Month Performance Overview

The results of the second quarter and first six months of 2012 reflect improving credit metrics and continued revenue growth which was offset by higher non-interest expense. In the second quarter of 2012 total loans increased $13,533,000 (1%) from the previous quarter, which was the highest quarterly organic loan growth experienced in the last three years. The second quarter and first six months of 2012 results also benefited from the elimination of the Company’s preferred stock dividends and related amortization expense as a result of the Company’s repurchase of the remaining $17 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), previously issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program (“CPP”). The 26% increase in diluted earnings per share for the second quarter of 2012 as compared to the same period in 2011 was the result of a 43% reduction in the provision for loan losses, and a 2% growth in revenue, which was offset with an 8% increase in non-interest expense as compared to the same period in 2011. The reduction in the provision for loan losses was accompanied by lower levels of charged-off loans from both the previous year and on a sequential basis from the first quarter of 2012.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at June 30, 2012 were $1,703,865,000 as compared to $1,744,724,000 at December 31, 2011, a decrease of $40,859,000 (2%). Cash and cash equivalents decreased $69,245,000 (51%) from $135,964,000 at December 31, 2011 to $66,719,000 at June 30, 2012. Loans outstanding increased $13,779,000 from $1,129,954,000 at December 31, 2011 to $1,143,733,000 at June 30, 2012.

As Table 1 illustrates, the increase in the loan portfolio in 2012 was the result of an increase in commercial real estate loans of $16,263,000 (3%) and residential real estate loans of $13,868,000 (5%) and was offset with a decrease in commercial loans of $11,244,000 (6%). Management expects a steady, although slow, increase in loan demand in 2012, mirroring the current economic conditions as discussed above. The Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

Contributing to the increase in other assets was a maturity of $5,000,000 in available-for-sale securities on June 30, 2012. These securities were classified as an accounts receivable as the proceeds had not been received by June 30, 2012.

Deposits decreased $43,493,000 to $1,455,328,000 at June 30, 2012, compared to $1,498,821,000 at December 31, 2011. The largest decrease in deposits came from interest bearing transaction deposits which decreased $41,918,000, or 9% from December 31, 2011. The Bank’s interest bearing transaction accounts include public fund accounts which decreased $53,660,000 or 15% from the end of 2011. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. Also, an increase in non-interest bearing deposits of $24,692,000 or 9% was offset with a $31,430,000, or 9%, decrease in certificates of deposits (CDs). Management believes the decrease in certificates of deposits is a result of the low rate environment.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	June 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$539,748	47.1%	$523,485	46.3%

One- to four-family residential real estate loans	280,136	24.5	266,268	23.5

Commercial loans	181,932	15.9	193,176	17.1
Consumer loans	16,307	1.4	16,618	1.5

Construction and land development loans	100,094	8.7	104,788	9.2
Municipal obligations	27,014	2.4	27,066	2.4
Total loans	$1,145,231	100.0%	$1,131,401	100.0%
Less:
Deferred loan fees	1,498		1,447
Allowance for loan losses	18,346		18,288
Net loans	$1,125,387		$1,111,666

Type of Deposit:
Non-interest bearing deposits	$307,782	21.1%	$283,090	18.9%
Interest bearing transaction deposits	418,656	28.8	460,574	30.7
Money market deposits	241,772	16.6	250,051	16.7
Savings deposits	112,988	7.8	96,247	6.4
Certificates of deposits	311,294	21.4	342,724	22.9
Individual retirement accounts	62,836	4.3	66,135	4.4
Total Deposits	$1,455,328	100.0%	$1,498,821	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common shareholders for the six months ended June 30, 2012 increased from $6,790,000 ($.91 diluted earnings per share) in 2011 to $8,939,000 ($1.19 diluted earnings per share) in 2012, an increase of $2,149,000 (32%). Net income available to common shareholders for the quarter ended June 30, 2012 was $4,424,000 ($.59 diluted earnings per share) as compared to $3,535,000 ($.47 diluted earnings per share) during the same period of 2011, an increase of $889,000 (25%). The primary reason for the substantial increase in net income from the second quarter of 2011 as compared to the second quarter of 2012 was a $1,300,000 (43%) decrease in the provision for loan losses, which was reflective of improving credit metrics as compared to the second quarter of 2011. Additionally, total revenue increased by $399,000 (2%), which was offset by non-interest expense, which increased by $892,000 (8%) for the second quarter of 2012 as compared to the same period of 2011. As described above in the section entitled “Overview”, the second quarter 2012 results also reflect a decrease of $259,000 in Preferred Stock dividends and amortization resulting from the repurchase of the Company’s Series A Preferred Stock from the U.S. Treasury. The increase in revenue for the second quarter of 2012 as compared to the second quarter of 2011 included a $20,000 increase in net interest income and $379,000 (8%) increase in non-interest income. Contributing to the increase in non-interest income were gains on the sale of real estate loans, which increased $361,000 (158%) and bankcard transaction revenue which increased $93,000 (11%) from the second quarter of 2011, which were partially offset by a $183,000 (8%) decrease in service charges and fees in the same time period. Contributing to the increase in non-interest expense was a $679,000 (13%) increase in salaries and benefits expense. Contributing to the decrease in the provision for loan losses was lower net charge-offs and non-performing loans ratios in the second quarter of 2012 versus the same period in 2011.

NET INTEREST INCOME

Net interest income increased $20,000 in the second quarter of 2012 as compared to the same period in 2011, while the year to date total increased $516,000 (2%) from $27,375,000 in 2011 to $27,891,000 in 2012. As illustrated in Table 2, average earning assets increased $86,036,000 or 6% from the second quarter of 2011 to the second quarter of 2012, while average interest bearing liabilities only increased $52,922,000 or 4% in the same period. Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $627,000, which was partially offset with a negative rate variance of $591,000. As further illustrated in Table 4, the favorable volume variance was driven by the increase in interest income attributable to securities of $308,000. Driving the increase in interest income from securities was a $55,868,000 or 17% increase in the average balance of securities outstanding from the second quarter of 2011 to the second quarter of 2012. As the negative rate variance in the second quarter of 2012 shows, if rates were to continue to fall in 2012, the effect on the Company is expected to be negative, as shown and explained below.

As illustrated in Table 2 below, the net interest margin of 3.65% for the second quarter of 2012 was 19 basis points lower than the 3.84% net interest margin for the second quarter of 2011. The cost of interest-bearing liabilities decreased 28 basis points from .79% for the second quarter of 2011 to ..51% in the second quarter of 2012, while the yield on earning assets decreased 32 basis points from 4.48% for the second quarter of 2011 to 4.06% for the second quarter of 2012. Contributing to the decrease in the net interest margin from the second quarter of 2011 was the mix of earning assets. The average balance in securities, which yielded 2.10% in the second quarter of 2012, increased on average $55,868,000 (17%) from the second quarter of 2011, while the average balance in loans, which yielded 4.93% in the second quarter of 2012, increased by only $17,127,000 (2%) from the second quarter of 2011.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2012 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

 Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(1.92)%
Increase 100 bp	(1.30)
Decrease 100 bp	(2.78)

Table 2 & 3 below set forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average monthly balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are daily averages for the Bank and include non-accruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2012 and 2011 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2012			Three Months ended June 30, 2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,136,894	$13,948	4.93%	$1,119,767	$14,770	5.29%
Securities (2)	375,245	1,961	2.10	319,377	1,881	2.36
Other interest-earning assets	70,648	79	0.45	57,607	84	0.58

Total interest-earning assets	1,582,787	15,988	4.06	1,496,751	16,735	4.48

Non-interest-earning assets	147,788			137,239
Total assets	$1,730,575			$1,633,990

Interest-bearing liabilities:
Transaction accounts	813,312	425	0.21	721,948	513	0.29
Time deposits	381,387	923	0.97	423,038	1,629	1.54
Borrowings	75,789	266	1.41	72,580	254	1.40
Total interest-bearing liabilities	1,270,488	1,614	0.51	1,217,566	2,396	0.79

Non-interest-bearing liabilities	298,125			252,718

Total liabilities	1,568,613			1,470,284

Shareholders’ equity	161,962			163,706

Total liabilities and shareholders’ equity	$1,730,575			$1,633,990

Net interest income		$14,374			$14,339
Interest rate spread			3.55%			3.69%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.65%			3.84%
Effect of net free funds (earning assets funded by non- interest bearing liabilities)			0.10%			0.15%
Average interest-earning assets to interest-bearing liabilities	124.58%			122.93%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2012 and 2011, respectively. The tax equivalent adjustment was $327,000 and $312,000 in 2012 and 2011, respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2012 and 2011 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2012			Six Months ended June 30, 2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,135,131	$27,906	4.94%	$1,114,153	$29,234	5.29%
Securities (2)	374,636	3,921	2.10	310,901	3,573	2.32
Other interest-earning assets	79,622	171	0.43	84,397	222	0.53

Total interest-earning assets	1,589,389	31,998	4.05	1,509,451	33,029	4.41

Non-interest-earning assets	148,483			133,063
Total assets	$1,737,872			$1,642,514

Interest-bearing liabilities:
Transaction accounts	817,477	895	0.22	725,063	1,184	0.33
Time deposits	392,243	2,019	1.04	431,155	3,355	1.57
Borrowings	78,293	544	1.40	73,065	508	1.40
Total interest-bearing liabilities	1,288,013	3,458	0.54	1,229,283	5,047	0.83

Non-interest-bearing liabilities	289,867			251,281

Total liabilities	1,577,880			1,480,564

Shareholders’ equity	159,992			161,950

Total liabilities and shareholders’ equity	$1,737,872			$1,642,514

Net interest income		$28,540			$27,982
Interest rate spread			3.51%			3.58%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.61%			3.74%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.10%			0.16%
Average interest-earning assets to interest-bearing liabilities	123.39%			122.79%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2012 and 2011, respectively. The tax equivalent adjustment was $649,000 and $607,000 in 2012 and 2011, respectively.

Table 4 below illustrates the extent to which changes in interest rates and changes in volume of interest-earning assets and interest-bearing liabilities have affected the Bank’s interest income and expense during the periods indicated. For each category of interest-earning assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes in rate (change in rate multiplied by prior year volume) and (iii) total changes in rate and volume. The combined effects of changes in both volume and rate, which cannot be separately identified, have been allocated proportionately to the change due to volume and the change due to rate.

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2012 Compared to Three months ended June 30, 2011			Six months ended June 30, 2012 Compared to Six months ended June 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$224	$(1,046)	$(822)	$547	$(1,875)	$(1,328)

Securities	308	(228)	80	692	(344)	348
Other interest-earning assets(1)	17	(22)	(5)	(12)	(39)	(51)

Total interest-earning assets	549	(1,296)	(747)	1,227	(2,258)	(1,031)

Interest expense attributable to:
Transactions accounts	60	(148)	(88)	138	(427)	(289)
Time deposits	(148)	(558)	(706)	(284)	(1,052)	(1,336)
Borrowings	11	1	12	37	(1)	36

Total interest-bearing liabilities	(77)	(705)	(782)	(109)	(1,480)	(1,589)

Increase (decrease) in net interest income	$626	$(591)	$35	$1,336	$(778)	$558

______________________________

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

Although, the Bank is seeing the benefit of the current slow economic recovery, management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels. This will include continuing higher than historic levels of charge-offs in the loan portfolio and, as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions for loan losses will lead to lower earnings and slower capital growth. Management believes that loan growth experienced in the second quarter of 2012 is consistent with the slowly improving economic conditions, and management anticipates growing demand for loans in the coming quarters.

As discussed above, the provision for loan losses for the second quarter of 2012 reflected slowly improving economic conditions. Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, there are signs of improvement which have allowed provision expense to decrease from its previous levels. The provision for loan losses was $1,700,000 for the second quarter of 2012, compared to $3,000,000 for the same period in 2011 while the year to date total in 2012 was $3,500,000 versus $6,000,000 in 2011. The decrease of $1,300,000 (43%) in the second quarter reflected a decrease in the non-performing loans and net charge-offs ratios in the second quarter of 2012 as compared to the same period in 2011. For the second quarter of 2012, net charge-offs were $1,716,000 or 0.61% of average loan balances compared to 2011 figures of $2,871,000 or 1.03% of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $16,460,000 (1.44% of loans outstanding) at June 30, 2012, compared to $16,422,000 (1.46% of loans outstanding) at June 30, 2011. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses decreased $100,000 or 5% from the first quarter of 2012. Contributing to this decrease was lower non-performing loans, which decreased $999,000 or 6% from the end of the first quarter. Also as detailed below a $13,614,000 or 18% decrease in loans classified as substandard which was offset with a $15,059,000 or 47% increase in loans classified as special mention from December 31, 2011. Contributing to the decrease in the provision for loan losses as a result of the movement of loans from substandard to special mention is a result of a lower reserve ratio need for better rated loans.

The aggregate amounts of the Bank’s classified assets at June 30, 2012 and December 31, 2011 were as follows:

	6/30/12	12/31/11
	(Dollars in thousands)
Special mention (risk rating 6)	$46,969	$31,910
Substandard (risk rating 7 & 8)	61,230	74,844
Doubtful (risk rating 9)	123	84

Total classified assets	$108,322	$106,838

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $22,410,000 at June 30, 2012 versus $18,324,000 at June 30, 2011. This represents 1.32% of total assets at June 30, 2012 compared to 1.15% at June 30, 2011. The main increase in non-performing assets was in OREO balances which increased from $1,902,000 at June 30, 2011 to $5,950,000 at June 30, 2012. This increase was primarily the result of one commercial real estate relationship that added $3,475,000 in OREO in the fourth quarter of 2011. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off. On a sequential quarterly basis OREO balances decreased $378,000 or 6% as sales of existing properties outpaced new repossessed assets.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $15,388,000 at June 30, 2012 versus $7,022,000 at June 30, 2011. The Bank expects increases in TDRs as the Bank works with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). The slight increase in the ALL was directionally consistent in the second quarter of 2012 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2011. The ALL increased $58,000 from $18,288,000 at December 31, 2011 to $18,346,000 at June 30, 2012, which decreased the allowance for loan losses as a percentage of total loans from 1.62% at December 31, 2011 to 1.60% at June 30, 2012. The amount of the allowance allocated to impaired loans at the end of the first quarter of 2012, was $7,516,000, which was up $73,000 from $7,443,000 at December 31, 2011. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Contributing to both the increase in charge-offs and in the ALL during the current economic environment is the significant decrease in real estate values. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2011 to the second quarter of 2012. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue throughout 2012 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2012	2011	2012	2011
Balance of allowance at beginning of period	$18,362	$17,688	$18,288	$17,368
Recoveries of loans previously charged off:
Commercial loans	8	3	12	43
Consumer loans	82	88	177	213
Mortgage loans	2	0	7	21
Total recoveries	92	91	196	277
Loans charged off:
Commercial loans	1,532	2,641	2,684	4,931
Consumer loans	261	303	563	645
Mortgage loans	15	19	390	253
Total charge-offs	1,808	2,963	3,637	5,829
Net charge-offs	(1,716)	(2,872)	(3,442)	(5,552)
Provision for loan losses	1,700	3,000	3,500	6,000
Balance of allowance at end of period	$18,346	$17,816	$18,346	$17,816
Net charge-offs to average loans outstanding for period	0.61%	1.03%	0.61%	1.00%
Allowance at end of period to loans at end of period	1.60%	1.58%	1.60%	1.58%
Allowance to non-performing loans at end of period	111%	108%	111%	108%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	June 30, 2012	December31, 2011

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$5,236	$6,628
Residential real estate	5,483	5,325
Construction	3,798	1,897
Commercial	1,074	1,175
Consumer and other	674	626
Total	16,265	15,651
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	126	112
Construction	-	-
Commercial	-	74
Consumer and other loans	69	33
Total	195	219
Total non-performing loans	$16,460	$15,870
Non-performing loans as a percentage of total loans	1.44%	1.40%
Accruing restructured loans (TDRs)	$15,388	$13,306
Non-accruing restructured loans (TDRs)	$5,349	$1,923
Other real estate owned	$5,950	$5,844

NON-INTEREST INCOME

Table 7-Major components of non-interest income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest income:	2012	2011	2012	2011

Service charges and fees	$2,241	$2,424	$4,442	$4,581
Net securities gains	(4)	-	203	231
Mortgage banking income	589	228	1,175	506
Trust fee income	694	723	1,383	1,386
Bankcard transaction revenue	952	859	1,854	1,648
Company owned life insurance earnings	290	279	610	542
Gain/(loss) on other real estate owned	(40)	(94)	(134)	(78)
Other	631	555	1,426	1,081

Total non-interest income	$5,353	$4,974	$10,959	$9,897

As illustrated in Table 7, total non-interest income increased $1,062,000 (11%) for the first six months of 2012, from $9,897,000 at June 30, 2011 to $10,959,000 at June 30, 2012. For the second quarter of 2012, non-interest income increased $379,000 (8%) to $5,353,000 compared to $4,974,000 for the same period in 2011. Contributing to the increase for the first six months ended June 30, 2012 was a $669,000 (132%) increase in mortgage banking income. These gains were driven by a decrease in interest rates from the second quarter of 2011, which prompted increased demand for home mortgage loan refinancing. Other increases for the six months ended June 30, 2012, included bankcard transaction revenue (up $206,000 or 13% from June 30, 2011) and earnings from company owned life insurance (up $68,000 or 13% from June 30, 2011), which were offset by lower service charges and fees on deposits (down $139,000 or 3% from June 30, 2011) and higher losses on OREO (up $56,000 from June 30, 2011). Contributing to the increase in company owned life insurance was the purchase of $6,500,000 in additional policies in 2011. The Bank also took advantage of the current low interest rate environment to sell approximately $7,000,000 of available-for-sale mortgage backed securities for a $203,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the current economic recession. The increase in bankcard transaction revenue reflected consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. The Dodd-Frank Act excluded banks under $10 billion in assets from the rule that limits the interchange fees that merchants pay to banks for certain debit card transactions.

NON-INTEREST EXPENSE

Table 8-Major components of non-interest expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest expense:	2012	2011	2012	2011

Salaries and benefits	$5,724	$5,045	$11,175	$9,799
Occupancy and equipment	1,315	1,241	2,592	2,489
Data processing	533	467	1,068	961
Advertising	386	399	769	722
Electronic banking	381	338	740	645
Outside servicing fees	228	279	530	516
State bank taxes	579	550	1,138	1,086
Other real estate owned and loan collection	514	416	940	669
Amortization of intangible assets	196	215	396	554
FDIC insurance	295	384	600	967
Other	1,376	1,301	2,968	2,576

Total non-interest expense	$11,527	$10,635	$22,869	$20,984

As illustrated in Table 8 above, non-interest expense increased to $22,869,000 in the first six months of 2012, from $20,984,000 in the same period of 2011, an increase of $1,885,000 (9%). For the second quarter of 2012, non-interest income increased $892,000 (8%) to $11,527,000 compared to $10,635,000 for the same period in 2011. Contributing to the increase in non-interest expense in the first half of 2012 were salaries and benefits expense (up $1,376,000 or 14% from June 30, 2011), and OREO and loan collection expense (up $271,000 or 41% from June 30, 2011) which were partially offset with a decrease in FDIC insurance expense (down $278,000 or 48% from March 31, 2011) in the first half of 2012 compared to the same period in 2011. The decrease in FDIC insurance expense was a result of recent rule changes adopted under the Dodd-Frank Act that base FDIC insurance premium assessments on total assets instead of deposits. The increase in salaries and benefits included approximately $134,000 in higher bonus accruals and $122,000 in higher commission expense. The added bonus accrual reflects the end of the TARP restriction on bonus pay for executives, while the increased commission expense included higher commissions paid for the higher gains on the sale of real estate loans. The increase in OREO and loan collection expense included added cost of real estate taxes and maintenance on higher levels of OREO properties.

INCOME TAX EXPENSE

During the first six months of 2012, income tax expense increased $560,000 (19%) from $2,982,000 in the first six months of 2011 to $3,542,000 in the same period of 2012 as a result of higher earnings. During the second quarter of 2012, income tax expense increased $177,000 (11%) from $1,572,000 in the second quarter of 2011 to $1,749,000 in the same period of 2012 as a result of higher earnings. For the second quarter of 2012, the effective tax rate decreased to 28.33% compared to 29.30% for the same period of 2011. The effective tax rate decreased to 28.38% for the first six months of 2012 compared to 28.99% for the same period in 2011. Contributing to the decrease in the effective tax rates was an increase in tax free income and added tax credit investments as compared to 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $69,245,000, from $135,964,000 at December 31, 2011 to $66,719,000 at June 30, 2012.

The Company’s total shareholders’ equity increased $7,880,000 from $156,570,000 at December 31, 2011 to $164,450,000 at June 30, 2012. In the first six months of 2012, the Company paid a cash dividend of $.30 per share totaling $2,235,000 to common shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2012, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $47,097,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At June 30, 2012, the Bank's leverage and total risk-based capital ratios were 8.80% and 13.37%, respectively, which exceed the well-capitalized thresholds.

In 2009, the Company filed a universal shelf registration statement on Form S-3 that was declared effective in November 2010. This registration statement permits the Company to engage in offerings of up to $50 million aggregate principal amount of debt securities, common stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing. The Company utilized the shelf registration to offer common stock in connection with the $28.1 million common stock offering completed in November 2010. As of the date of this quarterly report, $21.9 million of unused capacity remains available for future use. We may in the future utilize the unused portion of our existing shelf registration statement, or any future registration statements that we may file with the SEC, to conduct subsequent registered debt or equity offerings.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2012, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Bank of Kentucky Financial Corporation

Date:	August 6, 2012	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2012	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)

