Form 10-Q
period 2012-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2012-11-06
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2012

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

As of October 19, 2012, 7,470,236 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	September 30, 2012	December 31, 2011
Assets
Cash and cash equivalents	$81,950	$135,964
Interest-bearing deposits with banks	250	250
Available-for-sale securities	302,544	322,512
Held-to-maturity securities	58,314	48,975
Loans held for sale	19,314	8,920
Total loans	1,159,074	1,129,954
Less: Allowance for loan losses	16,585	18,288
Net loans	1,142,489	1,111,666
Premises and equipment, net	22,714	22,827
FHLB stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	2,645	3,228
Cash surrender value of life insurance	33,509	32,850
Accrued interest receivable and other assets	31,103	30,410
Total assets	$1,721,954	$1,744,724

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,471,246	$1,498,821
Short-term borrowings	22,142	29,300
Notes payable	48,721	48,739
Accrued interest payable and other liabilities	12,224	11,294
Total liabilities	1,554,333	1,588,154

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,467,396 (2012) and 7,432,995 (2011) shares issued	3,098	3,098
Additional paid-in capital	34,971	34,121
Retained earnings	124,548	116,038
Accumulated other comprehensive income	5,004	3,313
Total shareholders’ equity	167,621	156,570
Total liabilities and shareholders’ equity	$1,721,954	$1,744,724

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2012 AND 2011

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
INTEREST INCOME	2012	2011	2012	2011
Loans, including related fees	$13,771	$14,488	$41,363	$43,421
Securities and other	1,662	1,792	5,419	5,281
Total interest income	15,433	16,280	46,782	48,702

INTEREST EXPENSE
Deposits	1,214	1,954	4,128	6,493
Borrowings	257	250	801	758
Total interest expense	1,471	2,204	4,929	7,251

Net interest income	13,962	14,076	41,853	41,451
Provision for loan losses	2,200	2,550	5,700	8,550
Net interest income after provision for loan losses	11,762	11,526	36,153	32,901

NON-INTEREST INCOME
Service charges and fees	2,325	2,470	6,767	7,051
Mortgage banking income	917	704	2,092	1,209
Net securities gains (losses)	-	-	203	231
Company owned life insurance earnings	300	306	910	842
Bankcard transaction revenue	940	848	2,794	2,497
Trust fee income	710	630	2,093	2,016
Other	669	339	1,961	1,348
Total non-interest income	5,861	5,297	16,820	15,194

NON-INTEREST EXPENSE
Salaries and benefits	5,909	5,351	17,084	15,150
Occupancy and equipment	1,316	1,216	3,908	3,705
Data processing	505	500	1,573	1,461
Advertising	377	464	1,146	1,186
Other	3,692	3,196	10,957	10,209
Total non-interest expense	11,799	10,727	34,668	31,711

INCOME BEFORE INCOME TAXES	5,824	6,096	18,305	16,384
Less: income taxes	1,628	1,822	5,170	4,804
NET INCOME	$4,196	$4,274	$13,135	$11,580
Preferred stock dividend and discount accretion	-	(261)	-	(777)
Net Income available to common shareholders	$4,196	$4,013	$13,135	$10,803
Comprehensive Income	$5,463	$5,136	$14,826	$14,549
Net income per common share:
Earnings per share, basic	$.56	$.54	$1.76	$1.45
Earnings per share, diluted	$.56	$.54	$1.74	$1.45

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except per share data -unaudited)

	Nine Months Ended September 30
	2012	2011
Beginning balance	$156,570	$159,370
Comprehensive income:
Net income	13,135	11,580
Change in net unrealized gain(loss), net of tax	1,691	2,969
Total comprehensive income	14,826	14,549

Cash dividends declared on common stock	(4,624)	(4,162)
Exercise of stock options (34,401 and 700 shares), including tax benefit	741	14
Stock-based compensation expense	108	152
Paid and accrued dividends on preferred stock	-	(637)
Balance as of September 30	$167,621	$169,286

Dividends per share	$0.62	$0.56

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands - unaudited)

	2012	2011

Cash Flows from Operating Activities

Net income	$13,135	$11,580
Adjustments to reconcile net income to net cash From operating activities	(1,246)	19,113
Net cash from operating activities	11,889	30,693

Cash Flows from Investing Activities

Net change in interest-bearing balances	-	(150)
Proceeds from paydowns and maturities of held-to-maturity securities	2,780	4,399
Proceeds from paydowns and maturities of available-for-sale securities	151,460	172,311
Purchases of held-to-maturity securities	(12,172)	(10,048)
Purchases of available-for-sale securities	(138,121)	(231,932)
Purchases of company owned life insurance	-	(6,500)
Net change in loans	(39,438)	(24,377)
Proceeds from the sale of other real estate	2,488	3,021
Proceeds from the sale of securities	6,944	13,367
Property and equipment expenditures	(1,210)	(722)
Net cash from investing activities	(27,269)	(80,631)

Cash Flows from Financing Activities

Net change in deposits	(27,575)	(53,097)
Net change in short-term borrowings	(7,158)	2,829
Proceeds from exercise of stock options	741	14
Cash dividends paid	(4,624)	(4,799)
Payments on note payable	(18)	(16)
Net cash from financing activities	(38,634)	(55,069)

Net change in cash and cash equivalents	(54,014)	(105,007)
Cash and cash equivalents at beginning of period	135,964	172,664
Cash and cash equivalents at end of period	$81,950	$67,657

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2012

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and nine month periods. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants. For the three months ended September 30, 2012 and 2011, 187,720 and 416,604 options were not considered, as they were not dilutive, and for the nine months ended September 30, 2012 and 2011, 264,389 and 354,616 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Weighted average shares outstanding	7,465,926	7,432,995	7,459,988	7,432,762
Dilutive effects of assumed exercises of stock options, restricted stock units and warrants	88,133	55,748	77,415	41,332
Shares used to compute diluted earnings per share	7,554,059	7,488,743	7,537,403	7,474,094

Note 4 – Stock-Based Compensation:

Stock-based compensation in the form of options to buy stock and restricted stock units (“RSUs”) are granted to directors, officers and employees under the Company’s incentive stock plan (the “Plan”), which provides for the issuance of up to 1,000,000 shares.

Stock Options

The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The Company recorded stock option expense of $24,000 (net of taxes) and $76,000 (net of taxes) in the three and nine months ended September 30, 2012, and $51,000 (net of taxes) and $152,000 (net of taxes) in the three and nine months ended September 30, 2011.

Restricted Stock Units

The specific term of each RSU award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the total number of RSU’s granted multiplied by the grant date fair market value of a share of company stock. RSU’s fully vest on the first anniversary of the grant date.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	0	$-
Granted	4,185	25.80
Vested	0	-
Forfeited	0	-
Nonvested at September 30, 2012	4,185	$25.80

The Company recorded RSU expense of $36,000 for the three and nine months ended September 30, 2012. As of September 30, 2012, there was $84,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP. The cost is expected to be recognized over a period of 7 months.

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

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
September 30, 2012
U.S. government, federal agencies and government sponsored enterprises	$112,473	$1,313	$(23)	$113,763
U.S. government residential mortgage-backed	181,429	6,292	-	187,721
Corporate	1,060	-	-	1,060
	$294,962	$7,605	$(23)	$302,544

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$168,104	$1,368	$(12)	$169,460
U.S. government residential mortgage-backed	148,329	3,727	(64)	151,992
Corporate	1,060	-	-	1,060
	$317,493	$5,095	$(76)	$322,512

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2012
Municipal and other obligations	$58,314	$2,169	$(108)	$60,375

2011
Municipal and other obligations	$48,975	$1,693	$(25)	$50,643

The amortized cost and fair value of debt securities and carrying amount, if different, at September 30, 2012 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$610	$616	$3,353	$3,368
Due after one year through five years	51,409	52,076	29,592	30,780
Due after five years through ten years	60,454	61,071	19,444	20,302
Due after ten years	1,060	1,060	5,925	5,925
U.S. Government agency mortgage-backed	181,429	187,721	-	-

	$294,962	$302,544	$58,314	$60,375

Proceeds on the sale of $6,944,000 of available-for-sale securities resulted in gains of $203,000 for the first nine months of 2012. No securities were sold with losses in the first nine months of 2012. Proceeds on the sale of $13,367,000 of available-for-sale securities resulted in gains of $231,000 for the first nine months of 2011, with no losses.

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

As of September 30, 2012, the Bank’s security portfolio consisted of 227 securities, 11 of which were in an unrealized loss position of $131,000. There was no OTTI of securities at September 30, 2012. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At September 30, 2012, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other than temporarily impaired at September 30, 2012.

At September 30, 2012 and December 31, 2011, securities with a carrying value of $327,242,000 and $342,288,000 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2012 and December 31, 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2012
U.S. government, federal agencies and government sponsored enterprises	$4,992	$(23)	$-	$-	$4,992	$(23)
Municipal & other obligations	5,518	(108)	-	-	5,518	(108)
Total temporarily impaired	$10,510	$(131)	$-	$-	$10,510	$(131)

December 31, 2011
U.S. government, federal agencies and government sponsored enterprises	$18,734	$(12)	$-	$-	$18,734	$(12)
U.S government residential mortgage-backed	36,707	(64)	-	-	36,707	(64)
Municipal & other obligations	3,225	(24)	388	(1)	3,613	(25)
Total temporarily impaired	$58,666	$(100)	$388	$(1)	$59,054	$(101)

Note 9 - Loans

Loan balances were as follows (in thousands):

	9/30/2012	12/31/2011

Commercial	$181,170	$193,176
Residential real estate	281,745	266,268
Nonresidential real estate	555,234	523,485
Construction	98,609	104,788
Consumer	16,170	16,618
Municipal obligations	27,603	27,066
Gross loans	1,160,531	1,131,401
Less: Deferred loan origination fees and discount	(1,457)	(1,447)
Allowance for loan losses	(16,585)	(18,288)

Net loans	$1,142,489	$1,111,666

The following tables present the activity in the allowance for loan losses for the three months ending September 30, 2012 and 2011, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2011 (in thousands):

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
September 30, 2012
Allowance for loan losses
Beginning balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346
Provision for loan losses	(215)	2,095	875	(729)	325	(151)	2,200
Loans charged off	(89)	(1,051)	(436)	(2,292)	(371)	-	(4,239)
Recoveries	18	3	183	2	72	-	278

Total ending allowance balance	$1,873	$4,833	$7,288	$2,148	$418	$25	$16,585

Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$1,729	$2,993	$1,215	$-	$-	$6,254
Collectively evaluated for impairment	1,556	3,104	4,295	933	418	25	10,331

Total ending allowance balance	$1,873	$4,833	$7,288	$2,148	$418	$25	$16,585

Loans
Loans individually evaluated for impairment	$1,118	$8,500	$19,111	$5,774	$-	$-	$34,503
Loans collectively evaluated for impairment	180,052	273,245	536,123	92,835	16,170	27,603	1,126,028

Total ending loans balance	$181,170	$281,745	$555,234	$98,609	$16,170	$27,603	$1,160,531

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
September 30, 2011
Allowance for loan losses
Beginning balance	$3,931	$2,403	$6,782	$4,496	$167	$37	$17,816
Provision for loan losses	262	384	1,590	181	154	(21)	2,550
Loans charged off	(1,014)	(210)	(586)	(501)	(253)	-	(2,564)
Recoveries	28	2	16	-	93	-	139

Total ending allowance balance	$3,207	$2,579	$7,802	$4,176	$161	$16	$17,941

The following tables present the activity in the allowance for loan losses for the nine months ending September 30, 2012 and 2011, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2012 and December 31, 2011 (in thousands):

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
September 30, 2012
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	(892)	3,782	1,095	977	726	12	5,700
Loans charged off	(461)	(1,573)	(1,609)	(3,538)	(696)	-	(7,877)
Recoveries	19	33	188	8	226	-	474

Total ending allowance balance	$1,873	$4,833	$7,288	$2,148	$418	$25	$16,585

Ending allowance balance attributable to loans
Individually evaluated for impairment	$317	$1,729	$2,993	$1,215	$-	$-	$6,254
Collectively evaluated for impairment	1,556	3,104	4,295	933	418	25	10,331

Total ending allowance balance	$1,873	$4,833	$7,288	$2,148	$418	$25	$16,585

Loans
Loans individually evaluated for impairment	$1,118	$8,500	$19,111	$5,774	$-	$-	$34,503
Loans collectively evaluated for impairment	180,052	273,245	536,123	92,835	16,170	27,603	1,126,028

Total ending loans balance	$181,170	$281,745	$555,234	$98,609	$16,170	$27,603	$1,160,531

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
September 30, 2011
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	1,649	780	2,728	3,025	407	(39)	8,550
Loans charged off	(1,934)	(674)	(3,070)	(2,000)	(715)	-	(8,393)
Recoveries	52	42	18	1	303	-	416

Total ending allowance balance	$3,207	$2,579	$7,802	$4,176	$161	$16	$17,941

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
December 31, 2011
Ending allowance balance attributable to loans
Individually evaluated for impairment	$224	$477	$2,994	$3,748	$-	$-	$7,443
Collectively evaluated for impairment	2,983	2,114	4,620	953	162	13	10,845

	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Loans
Loans individually evaluated for impairment	$917	$6,100	$20,390	$7,854	$-	$-	$35,261
Loans collectively evaluated for impairment	192,259	260,168	503,095	96,934	16,618	27,066	1,096,140

Total ending loans balance	$193,176	$266,268	$523,485	$104,788	$16,618	$27,066	$1,131,401

The following table presents individually impaired loans by class of loans as of and for the three months ended September 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$30	$30	$-	$170	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	379	48	-	24	-	-
Other	2,869	2,626	-	2,336	-	-

Nonresidential real estate
Owner occupied properties	802	792	-	490	-	-
Non owner occupied properties	6,206	5,701	-	3,797	-	-

Construction	809	509	-	432	-	-

With an allowance recorded
Commercial	1,088	1,088	317	823	4	4

Residential real estate
Home equity lines of credit	1,488	1,488	1,341	813	12	12
Multifamily properties	1,324	1,324	243	1,554	11	11
Other	3,109	2,964	145	3,309	31	24

Nonresidential real estate
Owner occupied properties	8,544	8,543	2,651	8,774	81	81
Non owner occupied properties	4,595	4,074	342	6,449	34	34

Construction	6,387	5,266	1,215	6,494	45	45

Total	$37,680	$34,503	$6,254	$35,515	$218	$211

The following table presents individually impaired loans by class of loans as of and for the nine months ended September 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$30	$30	$-	$263	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	379	48	-	273	-	-
Other	2,869	2,626	-	2,094	-	-

Nonresidential real estate
Owner occupied properties	802	792	-	698	-	-
Non owner occupied properties	6,206	5,701	-	2,848	-	-

Construction	809	509	-	256	-	-

With an allowance recorded
Commercial	1,088	1,088	317	950	7	5

Residential real estate
Home equity lines of credit	1,488	1,488	1,341	339	12	12
Multifamily properties	1,324	1,324	243	815	22	22
Other	3,109	2,964	145	3,557	76	64

Nonresidential real estate
Owner occupied properties	8,544	8,543	2,651	9,081	239	237
Non owner occupied properties	4,595	4,074	342	7,406	143	106

Construction	6,387	5,266	1,215	8,017	163	155

Total	$37,680	$34,503	$6,254	$36,647	$662	$601

The following table presents individually impaired loans by class of loans as of, and for the three months ended September 30, 2011:

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$310	$-	$371	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-

Other	2,121	2,121	-	2,325	-	-

Nonresidential real estate
Owner occupied properties	1,011	955	-	587	-	-
Non owner occupied properties	897	897	-	1,044	-	-

Construction	2,036	889	-	909	-	-

With an allowance recorded
Commercial	1,379	1,379	504	2,370	10	5

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	868	868	291	869	14	9
Other	2,869	2,850	433	2,755	18	17

Nonresidential real estate
Owner occupied properties	9,471	9,348	1,093	5,123	80	25
Non owner occupied properties	13,667	11,830	2,185	9,870	90	90

Construction	8,962	7,726	3,256	8,459	76	75

Total	$43,630	$39,173	$7,762	$34,682	$288	$221

The following table presents individually impaired loans by class of loans as of and for the nine months ended September 30, 2011 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$310	$-	$351	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	- -
Multifamily properties	-	-	-	17	-	-
Other	2,121	2,121	-	1,288	-	-

Nonresidential real estate
Owner occupied properties	1,011	955	-	503	-	-
Non owner occupied properties	897	897	-	848	-	-

Construction	2,036	889	-	559	-	-

With an allowance recorded
Commercial	1,379	1,379	504	1,959	17	9

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	868	868	291	922	42	28
Other	2,869	2,850	433	2,441	54	51

Nonresidential real estate
Owner occupied properties	9,471	9,348	1,093	2,884	81	26
Non owner occupied properties	13,667	11,830	2,185	10,044	215	210

Construction	8,962	7,726	3,256	8,035	203	189

Total	$43,630	$39,173	$7,762	$29,851	$612	$513

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$350	$310	$-

Residential real estate
Home equity lines of credit	50	50	-
Multifamily properties	538	538	-
Other	1,703	1,703	-

Nonresidential real estate
Owner occupied properties	1,101	1,101	-
Non owner occupied properties	2,122	2,116	-

Construction	356	319	-

With an allowance recorded
Commercial	733	607	224

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	-	-	-
Other	3,859	3,809	477

Nonresidential real estate
Owner occupied properties	10,771	9,798	1,477
Non owner occupied properties	8,476	7,375	1,517

Construction	8,267	7,535	3,748

Total	$38,326	$35,261	$7,443

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
September 30, 2012
Commercial	$599	$-	$968	$179,603	$181,170
Residential real estate
Home equity lines of credit	827	39	768	98,658	100,292
Multifamily properties	111	-	48	46,624	46,783
Other residential real estate	3,657	-	3,676	127,337	134,670

Nonresidential real estate
Owner occupied properties	3,591	-	1,368	273,240	278,199
Non owner occupied properties	1,881	-	6,305	268,849	277,035
Construction	737	-	1,601	96,271	98,609

Consumer
Credit card balances	32	66	-	6,399	6,497
Other consumer	13	-	79	9,581	9,673

Municipal obligations	-	-	-	27,603	27,603

Total	$11,448	$105	$14,813	$1,134,165	$1,160,531

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2011
Commercial	$692	$74	$1,175	$191,235	$193,176
Residential real estate
Home equity lines of credit	1,094	-	910	92,676	94,680
Multifamily properties	-	-	-	36,756	36,756
Other residential real estate	5,854	112	4,415	124,451	134,832

Nonresidential real estate
Owner occupied properties	2,623	-	2,270	247,875	252,768
Non owner occupied properties	3,942	-	4,358	262,417	270,717
Construction	265	-	1,897	102,626	104,788

Consumer
Credit card balances	60	32	-	6,400	6,492
Other consumer	37	1	626	9,462	10,126

Municipal obligations	-	-	-	27,066	27,066

Total	$14,567	$219	$15,651	$1,100,964	$1,131,401

Troubled Debt Restructurings:

The Company has allocated $2,837,000 and $2,074,000 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of September 30, 2012 and December 31, 2011, respectively. Troubled debt restructurings totaled $17,129,911 and $15,229,000 as of September 30, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts as of September 30, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ending September 30, 2012 and 2011:

	2012			2011
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	1	$31,757	$29,979	-	$-	$-
Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-
Other residential real estate	-	-	-	1	568,000	568,000
Nonresidential real estate
Owner occupied properties	-	-	-	1	1,700,000	1,700,000
Non owner occupied properties	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	1	$31,757	$29,979	2	$2,268,000	$2,268,000

The following table presents loans by class modified as troubled debt restructurings that occurred during the nine months ending September 30, 2012 and 2011:

	2012			2011
	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre-Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	2	$190,168	$184,336	-	$-	$-
Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1	485,000	48,238	-	-	-
Other residential real estate	1	187,105	186,074	1	568,000	568,000
Nonresidential real estate
Owner occupied properties	1	153,891	153,891	1	1,700,000	1,700,000
Non owner occupied properties	-	-	-	3	10,881,848	10,839,519
Construction	5	3,204,872	2,957,005	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	10	$4,221,036	$3,529,544	5	$13,149,848	$13,107,519

The troubled debt restructurings described above increased the allowance for loan losses by $2,871 and resulted in charge-offs of $0 during the third quarter ending September 30, 2012 and charge offs of $1,112,147 for the nine months ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending September 30, 2012:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	1	$154,357
Residential real estate
Home equity lines of credit
Multifamily properties	1	48,238
Other residential real estate	1	465,293
Nonresidential real estate
Owner occupied properties
Non owner occupied properties	3	3,234,737
Construction	2	1,616,100
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	8	$5,518,725

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge-offs of $477,091 during the third quarter ending September 30, 2012 and $1,739,238 for the nine months ending September 30, 2012.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
September 30, 2012
Commercial	$166,935	$10,448	$3,787	$-	$-	$181,170
Residential real estate
Home equity lines of credit	11,827	781	1,953	-	85,731	100,292
Multifamily properties	45,311	100	1,372	-	-	46,783
Other residential real estate	40,607	1,143	10,496	-	82,424	134,670

Nonresidential real estate
Owner occupied properties	248,156	10,909	19,134	-	-	278,199
Non owner occupied properties	255,141	7,304	14,590	-	-	277,035
Construction	87,924	2,264	8,421	-	-	98,609

Consumer
Credit card balances	-	-	-	-	6,497	6,497
Other consumer	-	-	19	-	9,654	9,673
Municipal obligations	27,603	-	-	-	-	27,603

Total	$883,504	$32,949	$59,772	$0	$184,306	$1,160,531

(1) Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2011
Commercial	$170,394	$9,684	$13,098	$-	$-	$193,176
Residential real estate
Home equity lines of credit	-	712	976	84	92,908	94,680
Multifamily properties	36,115	103	538	-	-	36,756
Other residential real estate	38,725	1,357	10,843	-	83,907	134,832

Nonresidential real estate
Owner occupied properties	221,941	7,754	23,073	-	-	252,768
Non owner occupied properties	246,614	8,902	15,201	-	-	270,717
Construction	90,297	3,398	11,093	-	-	104,788

Consumer
Credit card balances	-	-	-	-	6,492	6,492
Other consumer	-	-	22	-	10,104	10,126
Municipal obligations	27,066	-	-	-	-	27,066

Total	$831,152	$31,910	$74,844	$84	$193,411	$1,131,401

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

Impaired Loans: At the time a loan is considered impaired, it is recorded at the lower of cost or fair value. Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses. For collateral dependent loans, fair value is commonly based on recent real estate appraisals. These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach. Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available. Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value. Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		September 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$113,763	$-	$113,763	$-
U.S. government agency mortgage backed	187,721	-	187,721	-
Corporate	1,060	-	-	1,060
Derivatives	1,841	-	1,841	-
Total	$304,385	$-	$303,325	$1,060

Liabilities
Derivatives	$1,841	$-	$1,841	$-
Total	$1,841	$-	$1,841	$-

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$169,460	-	169,460	-
U.S. government agency mortgage backed	151,992	-	151,992	-
Corporate	1,060	-	-	1,060
Derivatives	1,349	-	1,349	-
Total	$323,861	-	322,801	1,060

Liabilities
Derivatives	$1,349	-	1,349	-
Total	$1,349	-	1,349	-

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2012.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2012 for Level 3 assets and liabilities that are still held at September 30, 2012.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended September 30 (in thousands):

Corporate Securities
	9/30/12	12/31/11

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings
Included in other comprehensive income
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at December 31	$1,060	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2012 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$1,060	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$771	$-	$-	$771
Nonresidential real estate	-
Owner occupied properties	5,892	-	-	5,892
Non owner occupied properties	3,732	-	-	3,732
Residential real estate
Home equity lines of credit	147	-	-	147
Multifamily properties	1,081	-	-	1,081
Other	2,819	-	-	2,819
Construction	4,051	-	-	4,051
Total	$18,493	$-	$-	$18,493

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$383	$-	$-	$383
Nonresidential real estate	-
Owner occupied properties	8,320	-	-	8,320
Non owner occupied properties	5,858	-	375	5,483
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	3,332	-	1,832	1,500
Construction	3,787	-	214	3,573
Total	$21,680	$-	$2,421	$19,259

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $24,747,000 with a valuation allowance of $6,254,000, resulting in a decrease in provision for loan losses of $1,189,000 for the first nine months of 2012. As of December 31, 2011, impaired loans had a gross carrying amount of $29,124,000, with a valuation allowance of $7,443,000, resulting in an increase in provision for loan losses of $1,699,000.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2012 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount
Assets
Impaired Loans:
Commercial	$875	Cost, sales, income approach	Adjustment for comparable properties, market conditions	5-10%
Nonresidential real estate
Owner occupied properties	8,255	Cost, sales, income approach	Adjustment for comparable properties, market conditions	5-10%
Non owner occupied properties	9,645	Cost, sales, income approach	Adjustment for comparable properties, market conditions	5-10%
Residential real estate
Home equity lines of credit
Multifamily properties	577	Cost, sales, income approach	Adjustment for comparable properties, market conditions	5-10%
Other	2,417	Cost, sales, income approach	Adjustment for comparable properties, market conditions	5-10%
Construction	4,470	Cost, sales, income approach	Adjustment for comparable properties, market conditions	5-10%
Total	$26,239

The carrying amounts and estimated fair values of financial instruments at September 30, 2012 and December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at
		September 30, 2012 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$81,950	$81,950	$		$		$81,950
Interest-bearing deposits with Banks	250			250			250
Securities available-for-sale	302,544			301,484		1,060	302,544
Securities held-to-maturity	58,314			60,375			60,375
Federal Home Loan Bank stock	5,099	N/A					N/A
Loans held for sale	19,314			19,314			19,314
Loans, net	1,142,489					1,149,104	1,149,104
Accrued interest receivable	4,428			4,428			4,428
Derivative assets	1,841			1,841			1,841
Financial liabilities
Deposits	$(1,471,246)	$(1,101,443)		$(366,976)	$		$(1,468,419)
Short-term borrowings	(22,142)			(22,142)			(22,142)
Notes payable	(48,721			(22,414)		(22,366)	(44,780)
Accrued interest payable	(1,082)			(1,082)			(1,082)
Standby letters of credit	(208)			(208)			(208)
Derivative liabilities	(1,841)			(1,841)			(1,841)

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2		Level 3		Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$135,964	$135,964	$		$		$135,964
Interest-bearing deposits with Banks	250			250			250
Securities available-for-sale	322,512			321,452		1,060	322,512
Securities held-to-maturity	48,975			50,643			50,643
Federal Home Loan Bank stock	5,099	N/A					N/A
Loans held for sale	8,920			8,920			8,920
Loans, net	1,111,666			1,093,529		19,259	1,112,788
Accrued interest receivable	4,887			4,887			4,887
Derivative assets	1,349			1,349			1,349
Financial liabilities
Deposits	$(1,498,821)	$(1,092,434)		$(408,859)	$		$(1,501,293)
Short-term borrowings	(29,300)			(29,300)			(29,300)
Notes payable	(48,739)			(27,477)		(18,476)	(45,953)
Accrued interest payable	(1,582)			(1,582)			(1,582)
Standby letters of credit	(263)			(263)			(263)
Derivative liabilities	(1,349)			(1,349)			(1,349)

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

For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price. The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification. The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in a Level 1 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in a Level 2 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 2 classification. The carrying amounts of federal funds purchased, borrowings under repurchase agreements and other short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification. Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material. Estimated fair value of standby letters of credit are based on their current unearned fee balance. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal. Estimated fair value for derivatives is determined as previously described above.

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

The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the fair market value of the collateral, less the estimated cost to liquidate. For non-collateral dependent loans (such as accruing troubled debt restructurings), the allowance is based on the present value of expected future cash flows discounted by the loan’s effective interest rate. A portion of the Bank’s loans which are impaired under the ASC 310 process carry no specific reserve allocation. These loans were reviewed for impairment and are considered adequately collateralized with respect to their respective outstanding principal loan balances. The majority of these loans are loans which have had their respective impairment (or specific reserve) amounts charged off. It is the Bank’s practice to maintain these impaired loans, as analyzed and provided for in the ASC 310 component of the allowance for loan losses, to avoid double counting of any estimated losses that may have been included in the ASC 450-10 component of the allowance for loan losses.

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

Historical loss rates are applied to all other loans not subject to specific reserve allocations. The loss rates applied to loans are derived from analyzing the loss experience sustained on loans according to their internal risk rating. These loss rates may be adjusted to account for environmental factors. The general reserve also includes homogeneous loans, such as consumer installment, residential mortgage and home equity loans that are not individually risk graded. For these loans that are not individually risk graded, the historic loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year.

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

OVERVIEW

Economic Overview

Despite positive economic news in the third quarter of 2012, the overall economic recovery remains muted after a very deep recession highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry. The third quarter of 2012 continued to show signs of positive growth as gross domestic product expanded at an anticipated rate of 1.8% from the previous quarter, which remains well below the historical normalized 3% growth rate. For the year, the U.S. economy is anticipated to grow at 2.1% over 2011’s output. The national unemployment rate fell during the third quarter by 0.10% to 8.07%. The economy also produced 437,000 non-farm jobs in the quarter, which was a substantial recovery from the previous quarters. The expectation for the remainder of 2012 is that the U.S. economy will continue to experience muted growth. The major risks for the remainder of 2012 with respect to the overall economy will be the severity of the recession in Europe, and the impact of food and energy inflation on the consumers. Interest rates remain low as a result of the continuing actions by the Federal Reserve with respect to the target fed funds rate.

2012 Third Quarter and Nine Month Performance Overview

The Company completed the third quarter and first nine months of 2012 with a 4% and a 20% increase in diluted earnings per share respectively. These results reflect overall improving credit metrics and continued revenue growth which was offset by higher non-interest expense. In the third quarter of 2012 total loans increased $15,341,000 (1%) from the previous quarter, which was the second sequential quarter of strong organic loan growth and the largest quarterly increase that the Company has experienced in the last three years. The third quarter and first nine months of 2012 results also benefited from the elimination of the Company’s preferred stock dividends and related amortization expense as a result of the Company’s repurchase of the remaining $17 million of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), previously issued to the U.S. Department of the Treasury (the “U.S. Treasury”) as part of the Troubled Asset Relief Program (“TARP”) Capital Purchase Program. The 4% increase in diluted earnings per share for the third quarter of 2012 as compared to the same period in 2011 was the result of a 14% reduction in the provision for loan losses, and a 2% growth in revenue, which was offset with a 10% increase in non-interest expense as compared to the same period in 2011. The reduction in the provision for loan losses was accompanied by lower levels of problem loans from both the previous year and on a sequential basis from the second quarter of 2012. While levels of problem loans decreased, charged off loans increased from both the previous year and on a sequential basis from the second quarter. The majority of loans charged off in the third quarter of 2012 were impaired in previous quarters, which resulted in a 10% decrease in the allowance for loan losses on the balance sheet as compared to June 30, 2012.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at September 30, 2012 were $1,721,954,000 as compared to $1,744,724,000 at December 31, 2011, a decrease of $22,770,000 (1%). Cash and cash equivalents decreased $54,014,000 (40%) from $135,964,000 at December 31, 2011 to $81,950,000 at September 30, 2012. Loans outstanding increased $29,120,000 from $1,129,954,000 at December 31, 2011 to $1,159,074,000 at September 30, 2012.

As Table 1 illustrates, the increase in the loan portfolio in 2012 was the result of an increase in commercial real estate loans of $31,749,000 (6%) and residential real estate loans of $15,477,000 (6%) and was offset with a decrease in commercial loans of $12,006,000 (6%). Management expects a steady, although slow, increase in loan demand in 2012, mirroring the current economic conditions as discussed above. The Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

As discussed above, the decrease in the allowance for loan loss of $1,703,000 (9%) was the result of loans that were charged off in the third quarter of 2012 that were previously reserved for in prior quarters.

Deposits decreased $27,575,000 to $1,471,246,000 at September 30, 2012, compared to $1,498,821,000 at December 31, 2011. The largest decrease in deposits came from interest bearing transaction deposits which decreased $42,002,000, or 9% from December 31, 2011. The Bank’s interest bearing transaction accounts include public fund accounts which decreased $66,471,000 or 18% from the end of 2011. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. Also, an increase in non-interest bearing deposits of $34,456,000 or 12% was offset with a $38,654,000, or 11%, decrease in certificates of deposits (CDs). Management believes the decrease in certificates of deposits is a result of the low rate environment.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	September 30, 2012		December 31, 2011
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$555,234	47.8%	$523,485	46.3%
One- to four-family residential real estate loans	281,745	24.3	266,268	23.5
Commercial loans	181,170	15.6	193,176	17.1
Consumer loans	16,170	1.4	16,618	1.5
Construction and land development loans	98,609	8.5	104,788	9.2
Municipal obligations	27,603	2.4	27,066	2.4
Total loans	$1,160,531	100.0%	$1,131,401	100.0%
Less:
Deferred loan fees	1,457		1,447
Allowance for loan losses	16,585		18,288
Net loans	$1,142,489		$1,111,666
Type of Deposit:
Non-interest bearing deposits	$317,546	21.58%	$283,090	18.9%
Interest bearing transaction deposits	418,572	28.45	460,574	30.7
Money market deposits	252,287	17.15	250,051	16.7
Savings deposits	117,407	7.98	96,247	6.4
Certificates of deposits	304,070	20.67	342,724	22.9
Individual retirement accounts	61,364	4.17	66,135	4.4
Total Deposits	$1,471,246	100.0%	$1,498,821	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income available to common shareholders for the nine months ended September 30, 2012 increased from $10,803,000 ($1.45 diluted earnings per share) in 2011 to $13,135,000 ($1.74 diluted earnings per share) in 2012, an increase of $2,332,000 (22%). Net income available to common shareholders for the quarter ended September 30, 2012 was $4,196,000 ($.56 diluted earnings per share) as compared to $4,013,000 ($.54 diluted earnings per share) during the same period of 2011, an increase of $183,000 (5%). The primary reason for the increase in net income from the third quarter of 2011 as compared to the third quarter of 2012 was a $350,000 (14%) decrease in the provision for loan losses, which was reflective of overall improving credit metrics as compared to the third quarter of 2011. Additionally, total revenue increased by $450,000 (2%), which was offset by non-interest expense, which increased by $1,072,000 (10%) for the third quarter of 2012 as compared to the same period of 2011. As described above in the section entitled “Overview”, the third quarter 2012 results also reflect a decrease of $261,000 in preferred stock dividends and amortization resulting from the repurchase of the Company’s Series A Preferred Stock from the U.S. Treasury. The increase in revenue for the third quarter of 2012 as compared to the third quarter of 2011 included a $564,000 (11%) increase in non-interest income, which was offset by a $114,000 (1%) decrease in net interest income. Contributing to the increase in non-interest income were gains on the sale of real estate loans, which increased $214,000 (30%) and trust fee income which increased $80,000 (13%) from the third quarter of 2011, which were partially offset by a $145,000 (6%) decrease in service charges and fees in the same time period. Contributing to the increase in non-interest expense was a $558,000 (10%) increase in salaries and benefits expense. Contributing to the decrease in the provision for loan losses were lower non-performing loans, lower adversely classified loans and lower impaired loan reserves in the third quarter of 2012 versus the same period in 2011.

NET INTEREST INCOME

Net interest income decreased $114,000 (1%) in the third quarter of 2012 as compared to the same period in 2011, while the year to date total increased $402,000 (1%) from $41,451,000 in 2011 to $41,853,000 in 2012. As illustrated in Table 2, average earning assets increased $70,577,000 or 5% from the third quarter of 2011 to the third quarter of 2012, while average interest bearing liabilities only increased $41,458,000 or 3% in the same period. Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $717,000, which was offset with a negative rate variance of $826,000. As further illustrated in Table 4, contributing to the favorable volume variance was the increase in interest income attributable to securities of $242,000. Driving the increase in interest income from securities was a $45,563,000 or 14% increase in the average balance of securities outstanding from the third quarter of 2011 to the third quarter of 2012.

As illustrated in Table 2, the cost of interest bearing liabilities is .47%, while the yield on earning assets is 4.02%. With the cost of interest bearing liabilities approaching “floor” levels, if rates were to continue to fall, the effect on the Company is expected to be negative, as shown and explained below.

As illustrated in Table 2 below, the net interest margin of 3.64% for the third quarter of 2012 was 19 basis points lower than the 3.83% net interest margin for the third quarter of 2011. The cost of interest-bearing liabilities decreased 26 basis points from .73% for the third quarter of 2011 to ..47% in the third quarter of 2012, while the yield on earning assets decreased 40 basis points from 4.42% for the third quarter of 2011 to 4.02% for the third quarter of 2012. Contributing to the decrease in the net interest margin from the third quarter of 2011 was the mix of earning assets. The average balance in securities, which yielded 1.90% in the third quarter of 2012, increased on average $45,563,000 (14%) from the third quarter of 2011, while the average balance in loans, which yielded 4.78% in the third quarter of 2012, increased by only $31,954,000 (3%) from the third quarter of 2011.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2012 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(1.01)%
Increase 100 bp	(0.79)
Decrease 100 bp	(3.64)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2012 and 2011 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2012			Three Months ended September 30, 2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,158,072	$13,926	4.78%	$1,126,118	$14,652	5.16%
Securities (2)	369,707	1,763	1.90	324,144	1,881	2.30
Other interest-earning assets	32,781	71	0.86	39,721	69	0.69

Total interest-earning assets	1,560,560	15,760	4.02	1,489,983	16,602	4.42

Non-interest-earning assets	147,283			133,736
Total assets	$1,707,843			$1,623,719

Interest-bearing liabilities:
Transaction accounts	796,346	418	0.21	711,046	524	0.29
Time deposits	369,327	796	0.86	411,193	1,430	1.38
Borrowings	70,445	257	1.45	72,421	250	1.37
Total interest-bearing liabilities	1,236,118	1,471	0.47	1,194,660	2,204	0.73

Non-interest-bearing liabilities	305,689			261,219

Total liabilities	1,541,807			1,455,879

Shareholders’ equity	166,036			167,840

Total liabilities and shareholders’ equity	$1,707,843			$1,623,719

Net interest income		$14,289			$14,398
Interest rate spread			3.55%			3.69%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.64%			3.83%
Effect of net free funds (earning assets funded by non- interest bearing liabilities)			0.09%			0.14%
Average interest-earning assets to interest-bearing liabilities	126.25%			124.72%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2012 and 2011, respectively. The tax equivalent adjustment was $327,000 and $322,000 in 2012 and 2011, respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2012 and 2011 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2012			Nine Months ended September 30, 2011
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,142,833	$41,832	4.89%	$1,118,185	$43,886	5.25%
Securities (2)	373,036	5,684	2.04	315,364	5,454	2.31
Other interest-earning assets	63,895	242	0.51	69,341	291	0.56

Total interest-earning assets	1,579,764	47,758	4.04	1,502,890	49,631	4.40

Non-interest-earning assets	148,025			132,355
Total assets	$1,727,789			$1,635,245

Interest-bearing liabilities:
Transaction accounts	810,382	1,313	0.22	720,339	1,708	0.32
Time deposits	384,549	2,815	0.98	424,428	4,785	1.51
Borrowings	75,657	801	1.41	72,879	758	1.39
Total interest-bearing liabilities	1,270,588	4,929	0.52	1,217,646	7,251	0.80

Non-interest-bearing liabilities	295,194			252,033

Total liabilities	1,565,782			1,469,679

Shareholders’ equity	162,007			165,566

Total liabilities and shareholders’ equity	$1,727,789			$1,635,245

Net interest income		$42,829			$42,380
Interest rate spread			3.52%			3.60%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.62%			3.72%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.10%			0.12%
Average interest-earning assets to interest-bearing liabilities	124.33%			123.43%

___________________________

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2012 and 2011, respectively. The tax equivalent adjustment was $976,000 and $929,000 in 2012 and 2011, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30, 2012 Compared to Three months ended September 30, 2011			Nine months ended September 30, 2012 Compared to Nine months ended September 30, 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$404	$(1,130)	$(726)	$954	$(3,008)	$(2,054)

Securities	242	(360)	(118)	928	(698)	230
Other interest-earning assets(1)	(13)	15	2	(22)	(27)	(49)

Total interest-earning assets	633	(1,475)	(842)	1,860	(3,733)	(1,873)

Interest expense attributable to:
Transactions accounts	57	(300)	(243)	194	(727)	(533)
Time deposits	(133)	(362)	(495)	(418)	(1,414)	(1,832)
Borrowings	(7)	14	7	29	14	43

Total interest-bearing liabilities	(83)	(648)	(731)	(195)	(2,127)	(2,322)

Increase (decrease) in net interest income	$716	$(827)	$(111)	$2,055	$(1,606)	$449

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

Although the Bank is seeing the benefit of the current slow economic recovery, management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels. This will include continuing higher than historic levels of charge-offs in the loan portfolio and, as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions for loan losses will lead to lower earnings and slower capital growth. Management believes that loan growth experienced in the third quarter of 2012 is consistent with the slowly improving economic conditions, and management anticipates slowly growing demand for loans in the coming quarters.

As discussed above, the provision for loan losses for the third quarter of 2012 reflected slowly improving economic conditions. Although the credit metrics have deteriorated significantly since the beginning of the current economic downturn, there are signs of improvement which have allowed provision expense to decrease from its previous levels. The provision for loan losses was $2,200,000 for the third quarter of 2012, compared to $2,550,000 for the same period in 2011 while the year to date total in 2012 was $5,700,000 versus $8,550,000 in 2011. The decrease of $350,000 (14%) in the third quarter reflected a decrease in the non-performing loans, adversely classified loans and impaired loan reserves in the third quarter of 2012 as compared to the same period in 2011. While overall credit metrics show improvement, the charged off loans in the third quarter of 2012 was higher than both the third quarter of 2011 and the second quarter of 2012. As discussed above the majority of loans charged off in the third quarter of 2012 were reserved for in previous quarters, and as a result the specific reserves for impaired loans decreased $1,508,000 from the third quarter of 2011 and $1,262,000 from the second quarter of 2012. For the third quarter of 2012, net charge-offs were $3,961,000 or 1.39% of average loan balances compared to 2011 figures of $2,425,000 or 0.86% of average loan balances. As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $14,918,000 (1.29% of loans outstanding) at September 30, 2012, compared to $16,009,000 (1.43% of loans outstanding) at September 30, 2011. Management’s evaluation of the inherent risk in the loan portfolio considers both historic losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses increased $500,000 or 29% from the second quarter of 2012. Contributing to this increase was specific loan reserves added for two loan relationships which were partially offset with lower levels of non-performing loans and adversely classified loans as compared to the end of the second quarter of 2012. Also, as detailed below total classified loans decreased $14,118,000 or 13% from December 31, 2011. On a sequential basis, total classified loans decreased $15,602,000 or 14% from June 30, 2012.

The aggregate amounts of the Bank’s classified assets at September 30, 2012 and December 31, 2011 were as follows:

	9/30/12	12/31/11
	(Dollars in thousands)
Special mention (risk rating 6)	$32,949	$31,910
Substandard (risk rating 7 & 8)	59,771	74,844
Doubtful (risk rating 9)	0	84

Total classified assets	$92,720	$106,838

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $21,110,000 at September 30, 2012 versus $17,903,000 at September 30, 2011. This represents 1.23% of total assets at September 30, 2012 compared to 1.11% at September 30, 2011. The main increase in non-performing assets was in OREO balances which increased from $1,894,000 at September 30, 2011 to $6,192,000 at September 30, 2012. This increase was primarily the result of one commercial real estate relationship that added $3,475,000 in OREO in the fourth quarter of 2011. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off. On a sequential quarterly basis OREO balances increased $242,000 or 4% as new repossessed assets outpaced sales of existing properties.

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the revised terms. Total accruing TDRs were $12,270,000 at September 30, 2012 versus $13,108,000 at September 30, 2011. The Bank expects higher than normal levels of TDRs as the Bank continues to work with relationships that show signs of stress, in order to proactively manage and resolve problem loans.

Allowance for Loan Losses (“ALL”). As discussed above, the decrease in the ALL was the result of higher levels of charge offs which was offset by lower levels of specific loan reserves and lower levels of adversely classified loans. Management believes this is directionally consistent in the third quarter of 2012 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2011. The ALL decreased $1,703,000 (9%) from $18,288,000 at December 31, 2011 to $16,585,000 at September 30, 2012, which decreased the allowance for loan losses as a percentage of total loans from 1.62% at December 31, 2011 to 1.43% at September 30, 2012. The amount of the allowance allocated to impaired loans at the end of the third quarter of 2012, was $6,254,000, which was down $1,189,000 from $7,443,000 at December 31, 2011. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2011 to the third quarter of 2012. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue throughout 2012 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Balance of allowance at beginning of period	$18,346	$17,816	$18,288	$17,368
Recoveries of loans previously charged off:
Commercial loans	203	46	215	88
Consumer loans	73	93	250	307
Mortgage loans	2	0	9	21
Total recoveries	278	139	474	416
Loans charged off:
Commercial loans	2,724	2,139	5,409	7,070
Consumer loans	726	354	1,290	999
Mortgage loans	789	71	1,178	324
Total charge-offs	4,239	2,564	7,877	8,393
Net charge-offs	(3,961)	(2,425)	(7,403)	(7,977)
Provision for loan losses	2,200	2,550	5,700	8,550
Balance of allowance at end of period	$16,585	$17,941	$16,585	$17,941
Net charge-offs to average loans outstanding for period	1.39%	0.86%	0.87%	0.95%

Allowance at end of period to loans at end of period	1.43%	1.60%	1.43%	1.60%

Allowance to non-performing loans at end of period	112%	112%	112%	112%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	September 30,	December 31,
	2012	2011

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$7,673	$6,628
Residential real estate	4,492	5,325
Construction	1,601	1,897
Commercial	968	1,175
Consumer and other	79	626
Total	14,813	15,651
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	39	112
Construction	-	-
Commercial	-	74
Consumer and other loans	66	33
Total	105	219
Total non-performing loans	$14,918	$15,870
Non-performing loans as a percentage of total loans	1.29%	1.40%
Accruing restructured loans (TDRs)	$12,270	$13,306
Non-accruing restructured loans (TDRs)	$4,860	$1,923
Other real estate owned	$6,192	$5,844

NON-INTEREST INCOME

Table 7-Major components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Non-interest income:
Service charges and fees	$2,325	$2,470	$6,767	$7,051
Net securities gains	-	-	203	231
Mortgage banking income	917	704	2,092	1,209
Trust fee income	710	630	2,093	2,016
Bankcard transaction revenue	940	848	2,794	2,497
Company owned life insurance earnings	300	306	910	842
Gain/(loss) on other real estate owned	(73)	(98)	(201)	(176)
Other	742	437	2,162	1,524

Total non-interest income	$5,861	$5,297	$16,820	$15,194

As illustrated in Table 7, total non-interest income increased $1,626,000 (11%) for the first nine months of 2012, from $15,194,000 at September 30, 2011 to $16,820,000 at September 30, 2012. For the third quarter of 2012, non-interest income increased $564,000 (11%) to $5,861,000 compared to $5,297,000 for the same period in 2011. Contributing to the increase for the first nine months ended September 30, 2012 was an $883,000 (73%) increase in mortgage banking income. These gains were driven by a decrease in interest rates from the third quarter of 2011, which prompted increased demand for home mortgage loan refinancing. Other increases for the nine months ended September 30, 2012, included bankcard transaction revenue (up $297,000 or 12% from September 30, 2011) and earnings from company owned life insurance (up $68,000 or 8% from September 30, 2011), which were offset by lower service charges and fees on deposits (down $284,000 or 4% from September 30, 2011). Contributing to the increase in company owned life insurance was the purchase of $6,500,000 in additional policies in 2011. The Bank also took advantage of the current low interest rate environment to sell approximately $7,000,000 of available-for-sale mortgage backed securities for a $203,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the current economic recession. The increase in bankcard transaction revenue reflected consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. The Dodd-Frank Act excluded banks under $10 billion in assets from the rule that limits the interchange fees that merchants pay to banks for certain debit card transactions.

NON-INTEREST EXPENSE

Table 8-Major components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2012	2011	2012	2011
Non-interest expense:
Salaries and benefits	$5,909	$5,351	$17,084	$15,150
Occupancy and equipment	1,316	1,216	3,908	3,705
Data processing	505	500	1,573	1,461
Advertising	377	464	1,146	1,186
Electronic banking	410	348	1,150	993
Outside servicing fees	258	294	788	806
State bank taxes	579	550	1,717	1,636
Other real estate owned and loan collection	279	373	1,219	1,099
Amortization of intangible assets	187	202	583	638
FDIC insurance	266	269	867	1,236
Other	1,713	1,160	4,633	3,801

Total non-interest expense	$11,799	$10,727	$34,668	$31,711

As illustrated in Table 8 above, non-interest expense increased to $34,668,000 in the first nine months of 2012, from $31,711,000 in the same period of 2011, an increase of $2,957,000 (9%). For the third quarter of 2012, non-interest expense increased $1,072,000 (10%) to $11,799,000 compared to $10,727,000 for the same period in 2011. Contributing to the increase in non-interest expense in the first nine months of 2012 were salaries and benefits expense (up $1,934,000 or 13% from September 30, 2011), and occupancy expense (up $203,000 or 5% from September 30, 2011) which were partially offset with a decrease in FDIC insurance expense (down $369,000 or 30% from September 30, 2011) in the first nine months of 2012 compared to the same period in 2011. The decrease in FDIC insurance expense was a result of recent rule changes adopted under the Dodd-Frank Act that base FDIC insurance premium assessments on total assets instead of deposits. The increase in salaries and benefits in 2012 included approximately $241,000 in higher bonus accruals and $426,000 in higher commission expense. The added bonus accrual reflects the end of the TARP restriction on bonus pay for executives, while the increased commission expense included higher commissions paid for the higher gains on the sale of real estate loans.

INCOME TAX EXPENSE

During the first nine months of 2012, income tax expense increased $366,000 (8%) from $4,804,000 in the first nine months of 2011 to $5,170,000 in the same period of 2012 as a result of higher earnings. During the third quarter of 2012, income tax expense decreased $194,000 (11%) from $1,822,000 in the third quarter of 2011 to $1,628,000 in the same period of 2012 as a result of lower earnings and additional tax credit investments. For the third quarter of 2012, the effective tax rate decreased to 27.95% compared to 29.88% for the same period of 2011. The effective tax rate decreased to 28.24% for the first nine months of 2012 compared to 29.32% for the same period in 2011. Contributing to the decrease in the effective tax rates was an increase in tax free income and added tax credit investments as compared to 2011.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $54,014,000, from $135,964,000 at December 31, 2011 to $81,950,000 at September 30, 2012.

The Company’s total shareholders’ equity increased $11,051,000 from $156,570,000 at December 31, 2011 to $167,621,000 at September 30, 2012. In the first nine months of 2012, the Company paid a cash dividend of $.62 per share totaling $4,624,000 to common shareholders.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2012, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $47,632,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At September 30, 2012, the Bank's leverage and total risk-based capital ratios were 9.07% and 13.38%, respectively, which exceed the well-capitalized thresholds.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2012, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

From time to time, the Company and the Bank are involved in litigation incidental to the conduct of business, but neither the Company nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on the Company.

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

The Bank of Kentucky Financial Corporation

Date:	November 6, 2012	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2012_	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)

