Form 10-K
period 2012-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2013-03-08
CIK 934547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

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

Yes ☐     No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2012 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $156,142,000

At March 1, 2013, there were 7,480,762 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the registrant’s definitive Proxy Statement for the 2013 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

1

PART I

Item 1.   Business

General

The Bank of Kentucky Financial Corporation (“BKFC”) is a bank holding company that was incorporated as a Kentucky corporation in 1993 and engaged in no business activities until 1995, when BKFC acquired all of the issued and outstanding shares of common stock of The Bank of Kentucky, Inc. (the “Bank”), a bank incorporated under the laws of the Commonwealth of Kentucky (formerly named The Bank of Boone County, Inc.), and Burnett Federal Savings Bank (“Burnett”), a federal savings bank that was later merged into the Bank. BKFC, through the Bank, is engaged in the banking business in northern Kentucky and Hamilton county, Ohio.

Formed in 1990, the Bank provides financial services and other financial solutions through 33 offices located in northern Kentucky, which includes Boone, Kenton and Campbell counties and parts of Grant, Pendleton and Gallatin counties in northern Kentucky, and Hamilton county in Ohio. The principal products produced and services rendered by the Bank are as follows:

•	Commercial Banking – The Bank provides a full range of commercial banking services to corporations and other business clients. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. The Bank also provides a wide range of deposit services, including checking, lockbox services and other treasury management services.

•	Consumer Banking – The Bank provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposits and individual retirement accounts. The Bank also provides consumers with electronic banking products like internet banking, debit cards and 56 ATMs. In addition, the Bank provides consumer clients with installment and real estate loans and home equity lines of credit.

•	Trust Services – The Bank offers specialized services and expertise in the areas of wealth management and trust. These services include the administration of personal trusts and estates as well as the management of investment accounts for individuals.

The majority of the Bank’s loan portfolio, approximately 80%, consists of loans secured with or by real estate. Loans secured with real estate are further broken down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2012 are:

•	Residential real estate loans - $278 million or 23% of loans. These loans are secured by residential properties, where the repayment comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.

•	Commercial real estate loans - $389 million or 33% of loans. This loan type includes non-owner-occupied commercial real estate loans and construction and land development loans. These loans are made to borrowers where the primary source of repayment is derived from the cash flows generated by the real estate collateral. These loans are secured by property such as apartment complexes, retail centers and land which is being developed and sold.

•	Owner-occupied commercial real estate loans - $288 million or 24% of loans. These are loans secured by real estate where the operating business is the source of repayment. These properties serving as collateral are characterized as industrial, warehouse or office.

BKFC’s senior management monitors and evaluates financial performance on a company-wide basis. All of BKFC’s financial service operations are similar, and considered by management to be aggregated into one reportable operating segment for purposes of generally accepted accounting principles, although certain management responsibilities are assigned by business line. Accordingly, all of BKFC’s operations are aggregated in one reportable operating segment in this Annual Report on Form 10-K (this “Annual Report”). Revenue, net income and total assets for the years ended December 31, 2012, 2011 and 2010 are presented below:

	For the year ended December 31,
	2012	2011	2010
	(Dollars in thousands)
Revenue:
Net Interest Income	$56,185	$55,538	$53,409
Non-interest Income	22,421	20,724	20,714
Total Revenue	78,606	76,262	74,123
Net Income available to common shareholders	$18,145	$15,517	$9,425
Total Assets	$1,844,104	$1,744,724	$1,664,884

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

BKFC and the Bank participated in two government programs enacted in response to the recession. First, in October 2008 the Bank participated in the transaction account guarantee component of the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”), whereby the FDIC would temporarily guarantee all depositor funds in qualifying non-interest-bearing transaction accounts. Second, in February 2009 BKFC participated in the Capital Purchase Program (“CPP”) as part of the Troubled Asset Relief Program (“TARP”) sponsored by the United States Department of the Treasury (the “Treasury Department”), in order to enhance BKFC’s liquidity and capital position. BKFC received $34.0 million under the CPP in exchange for issuing 34,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant (the “Warrant”) to purchase approximately 274,784 shares of BKFC common stock (“Common Stock”). The Treasury Department’s authority to make new investments under the CPP expired in October 2010. On December 22, 2010, BKFC effected the repurchase of one-half of the outstanding $34 million of Series A Preferred Stock held by the Treasury Department. On November 23, 2011, BKFC effected the repurchase of the final $17 million of Series A Preferred Stock held by the Treasury Department. Neither BKFC nor the Bank has actively participated in any of the other wide-ranging programs that were instituted by the federal government in response to the economic recession. For a discussion of the impact of the current economic conditions on the financial condition and results of operations of BKFC and its subsidiaries, see below under “The Current Economic Environment,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction also included the deposits of two additional branches in northern Kentucky where the banking offices were excluded. This transaction added $76 million in deposits and $51 million in loans. The deposits were purchased at a premium of 6.50%, while the loans were purchased at an approximate 1% discount. The acquisition included a core deposit intangible asset of $1.579 million and goodwill of $5.31 million. In a separate transaction, the Bank also bought an additional $49 million in loans from Integra Bank in the third quarter and $7 million in the fourth quarter of 2009 at an approximate 1% discount. None of these purchased loans had shown evidence of credit deterioration since origination

On December 31, 2009, the Bank completed the purchase of Tapke Asset Management, LLC (“TAM”). TAM was an independent investment advisory firm, headquartered in Fort Wright, Kentucky, and one of northern Kentucky’s largest independent investment advisory firms. As a result of this transaction, the Bank’s client assets increased to over $650 million at December 31, 2009. TAM was purchased for $3 million, consisting of $2 million in cash and $1 million in Common Stock, with an additional $500,000 in contingent consideration payable in three years based on revenue retention, which had a fair value of $395,000 and was paid out in 2012. The acquisition included a customer relationship intangible of $1,525,000, a non-compete agreement intangible of $320,000, a trade name intangible of $165,000 and goodwill of $1,370,000.

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

The Current Economic Environment

During 2012, the nation continued to experience a slow economic recovery. However, the recovery remains fragile and is still threatened by slow jobs growth, continued issues with asset quality in the residential and commercial mortgage markets, household and business uncertainty and tight credit conditions. The effects of the financial crisis and recession are expected to continue for some time, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Although the Bank has experienced an increase in defaults and foreclosures during 2009, 2010, 2011 and 2012, such levels have been significantly less than other regions of the United States. This is due, in part, to the fact that the Bank’s markets in northern Kentucky and Cincinnati, Ohio have not experienced as dramatic a reduction in real estate values from previous years as compared to markets like Florida and California.

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

BKFC has not experienced the stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, as residential real estate loans represent a small portion of the Bank’s overall loan portfolio. The Bank has not created or marketed any sub-prime loan products to its customers and does not service mortgages on behalf of other institutions. The Bank follows a strategy of selling a majority of its originated residential loans in the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on residential real estate loans the Bank seeks to portfolio. For the year ended December 31, 2012, the Bank’s residential real estate loan production was $216.4 million. Of this, sold loans totaled $192.2 million, while portfolio and construction loans totaled $13.2 million and $11 million, respectively. Residential real estate charge-offs in this portfolio in 2012 and 2011 were 0.64% and 0.45% respectively. Delinquencies have been moderate, and non-accruals were $3.75 million as of December 31, 2012. The foregoing measures are a reflection of the Bank’s underwriting and collection practices. The Bank also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

The economic recession and current recovery has also affected the operations of BKFC and the Bank. During the fourth quarter of 2008 and first quarter of 2009, BKFC and the Bank each participated in two government programs, which had the effect of enabling it to enhance liquidity and to augment its strong capital position and otherwise facilitate its response to the economic crisis. First, in October 2008 the Bank participated in the transaction account guarantee component of the FDIC’s TLGP program. Second, in February 2009 BKFC participated in the CPP, receiving $34,000,000, in exchange for issuing 34,000 shares of Series A Preferred Stock and a Warrant to purchase approximately 274,784 shares of Common Stock. As of December 31, 2012, all of the TARP Series A Preferred Stock has been repurchased by BKFC; however, the Warrant remains outstanding. As a result of the final repurchase, limitations on increasing dividends, executive compensation and other regulatory requirements are no longer applicable to BKFC. Neither BKFC nor the Bank actively participates in any of the other federal government programs that have been instituted in response to the current economic recession.

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

Lending Activities

General. As a commercial bank, the Bank offers a wide variety of loans. Among the Bank’s various lending activities are the origination of loans secured by first mortgages on nonresidential real estate; loans secured by first mortgages on one- to four-family residences; unsecured commercial loans and commercial loans secured by various assets of the borrower; unsecured consumer loans and consumer loans secured by automobiles, boats and recreational vehicles; and construction and land development loans secured by mortgages on the underlying property.

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$573,101	47.9%	$523,485	46.2%	$482,173	43.5%	$476,089	41.2%	$428,859	41.7%

Residential real estate loans	278,286	23.3	266,268	23.5	260,625	23.5	267,857	23.2	239,729	23.3
Commercial loans	201,384	16.8	193,176	17.1	216,660	19.6	223,404	19.3	175,188	17.1
Consumer loans	16,447	1.4	16,618	1.5	16,546	1.5	20,750	1.8	17,693	1.7
Construction and land development loans	104,498	8.7	104,788	9.3	107,611	9.8	148,288	12.8	150,754	14.7
Municipal obligations	23,128	1.9	27,066	2.4	23,573	2.1	20,232	1.7	14,983	1.5
Total loans	$1,196,844	100.0%	$1,131,401	100.0%	$1,107,188	100.0%	$1,156,620	100.0%	$1,027,206	100.0%
Less:
Deferred loan fees	1,435		1,447		1,179		1,636		649
Allowance for loan losses	16,568		18,288		17,368		15,153		9,910
Net loans	$1,178,841		$1,111,666		$1,088,641		$1,139,831		$1,016,647

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2012, regarding the dollar amount of certain loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2012:

		Due after 1 year to 5	Due after 5
	Due within one year	years	years	Total
	(Dollars in thousands)
Commercial loans	$113,180	$85,252	$2,952	$201,384
Construction and land development loans	104,498	-	-	104,498
Total	$217,678	$85,252	$2,952	$305,882

Interest sensitivity:
With fixed rates		$36,930	$1,187
With variable rates		48,322	1,765
Total		$85,252	$2,952

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

At December 31, 2012, the Bank had a total of $573 million in nonresidential real estate loans, the vast majority of which were secured by property located in the northern Kentucky and the Greater Cincinnati metropolitan area. Owner-occupied nonresidential real estate was $288 million of the total nonresidential real estate loans. Total nonresidential real estate loans comprised approximately 48% of the Bank’s total loans at such date, $12.14 million of which were classified as non-performing.

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

The residential real estate loans originated for the Bank’s loan portfolio are either one- or three-year ARMs. Such loans typically have adjustment period caps of 2% and lifetime caps of 6%. The maximum amortization period of such loans is 30 years. The Bank does not engage in the practice of deeply discounting the initial rates on such loans, nor does the Bank engage in the practice of putting payment caps on loans that could lead to negative amortization. Historically, the Bank has not made fixed-rate residential mortgage loans for its portfolio. In order to meet consumer demand for fixed-rate loans, however, the Bank has originates and sells loans to other lenders willing to accept the interest rate and credit risk.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $278 million at December 31, 2012 and represented 23% of total loans at such date. At December 31, 2012, the Bank had $5.44 million of non-performing loans of this type.

Loans Held for Sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2012, these loans totaled $16.3 million.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout northern Kentucky and the Greater Cincinnati metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $10 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. In general, commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2012, the Bank had $201 million, or 17% of total loans, in commercial loans, $740,000 of which were classified as non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2012, the Bank had $16 million, or 1% of total loans, in consumer loans, $70,000 of which were classified as non-performing.

Construction and Land Development Loans. The Bank makes loans for the construction of residential and nonresidential real estate and land development purposes. Most of these loans are structured with adjustable rates of interest tied to changes in the Bank’s prime interest rate for the period of construction. A general contractor is used with many of the construction loans originated by the Bank to owner-occupants for the construction of single-family homes. Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that have not been pre-sold and the preparation of land for site and project development.

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more challenging to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more challenging to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is challenging to evaluate accurately the value upon completion and the total loan funds required to complete a project. In the event a default on a construction or land development loan, it may be necessary for the Bank to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2012, a total of $104 million, or approximately 9% of the Bank’s total loans, consisted of construction and land development loans, $1.1 million of which were classified as non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties or financed by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2012, the Bank had $23 million, or 2% of total loans, invested in municipal obligation loans, none of which were classified as non-performing.

Loan Solicitation and Processing. The Bank’s loan originations are developed from a number of sources, including its existing customer base, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program. For nonresidential real estate loans, the Bank obtains information with respect to the credit, business and financial history of the borrower and its current and prior real estate projects. Personal guarantees of one or more principals of the borrower are generally obtained. For loans that meet or exceed a certain dollar threshold, an environmental study of such real estate is normally conducted. Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan application is submitted to the Bank’s Loan Committee if the amount and/or relationship exceed the officer’s lending authority for approval or rejection. If, however, the loan relationship is in excess of $2.50 million, the loan will be submitted to the Bank’s Executive Loan Committee for approval or rejection.

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

Commercial loans are underwritten primarily on the basis of the stability of the income and cash flows generated by the business and/or property. For most commercial loans, however, the personal guarantees of one or more principals of the borrowers are generally obtained. Consumer loans are underwritten on the basis of the borrower’s credit history and an analysis of the borrower’s income and expenses, ability to repay the loan and the value of any collateral. The procedure for approval of construction loans is the same as for permanent mortgage loans, except that an appraiser evaluates the building plans, construction specifications and estimates of construction costs. The Bank also evaluates the feasibility of the proposed construction project and the experience and record of the builder.

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

The Bank utilizes a risk-rating system to quantify and monitor loan quality. The system assigns a risk rating from one to nine for each loan. Classified commercial loans are those with risk ratings of seven or higher. Each loan rating is determined by analyzing the borrowers’ management, financial ability, sales trends, operating results, financial conditions, asset protection, contingencies, payment history, financial flexibility, credit enhancements and other relevant factors. Loans that fall into the classified categories are monitored on a regular basis and proper action is taken to minimize the Bank’s loss exposure. Losses or partial losses are recognized when loans are deemed uncollectible.

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

The aggregate amounts of the Bank’s classified assets at December 31, 2012 and 2011 were as follows:

	12/31/12	12/31/11
	(Dollars in thousands)
Special mention (risk rating 6)	$34,723	$31,910
Substandard (risk rating 7 & 8)	53,542	74,844
Doubtful (risk rating 9)	0	84

Total classified assets	$88,265	$106,838

The following table reflects the amount of loans that are in delinquent status of 30 to 89 days as of December 31, 2012 and 2011. Loans that are delinquent 90 days or more are included in the non-accrual loans noted below.

	12/31/12	12/31/11
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$11,036	$11,425
60 to 89 days	4,095	3,142

Total delinquent loans	$15,131	$14,567

Ratio of total delinquent loans 30 to 89 days to total loans	1.26%	1.29%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced (i) to the fair value of the collateral securing the loan, (ii) to the present value of expected future cash flows, or (iii) to the market price of the loan based upon readily available information for that type of loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2012, the Bank had designated $34 million as impaired loans, and a portion of these loans were included in the non-accrual and 90 days past due and troubled debt restructurings totals below. Management evaluates for impairment all loans selected for specific review during its quarterly allowance for loan losses analysis. Generally, the impairment analysis does not address smaller balance consumer credits.

	At December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Nonresidential real estate	$12,138	$6,628	$6,311	$8,588	$2,401
Residential real estate	5,243	5,325	4,208	5,113	2,325
Construction	1,075	1,897	5,329	7,302	2,778
Commercial	740	1,175	4,749	2,712	588
Consumer and other	48	626	51	111	119
Total	19,244	15,651	20,648	23,826	8,211
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$0	$0	$68	$220	$86
Residential real estate	17	112	263	758	812
Construction	0	0	0	682	0
Commercial	0	74	0	34	291
Consumer and other loans	22	33	83	42	161
Total	39	219	414	1,736	1,350
Total non-performing loans	$19,283	$15,870	$21,062	$25,562	$9,561

Percentage of total loans	1.61%	1.40%	1.90%	2.21%	0.93%

Other real estate owned(2)	$5,396	$5,844	$795	$1,381	$712

Troubled debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans(3)	$6,046	$13,306	$6,135	$3,568	$575
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	$11,095	$1,923	$2,186	$3,831	$633
Total troubled debt restructured loans	$17,141	$15,229	$8,321	$7,399	$1,208

(1)	A loan is generally placed on non-accrual status if: (1) the loan becomes 90 days or more past due (120 days past due for installment loans) or (2) payment in full of both principal and interest for the loan cannot be reasonably expected. Payments received on a non-accrual loan are applied to principal, until qualifying for return to accrual method.

(2)	Consists of real estate acquired through foreclosure, which is carried at fair value less estimated selling expenses.

(3)	Consists of accruing TDR loans to borrowers experiencing financial difficulties where the Bank made certain concessionary modifications to the loan’s contractual terms such as interest rate reductions, principal forgiveness and other actions intended to minimize or eliminate the economic loss and to avoid foreclosure or repossession of collateral. TDRs accrue interest as long as the borrower complies with the modified terms.

The amount of gross interest income that would have been recorded for nonaccrual loans in 2012 if loans had been current in accordance with their original terms was $640,000 and $420,000 for 2011.

The credit quality table detailing loans by grade, the non-performing loan table and the aging of past due table are the indicators of potential problem loans and there were no other known potential problem loans beyond what is disclosed in these tables at December 31, 2012.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2012, the Bank’s allowance for loan losses totaled $16.6 million.

On at least a quarterly basis, a formal analysis of the adequacy of the allowance is prepared and reviewed by senior management and the Bank’s Board of Directors. This analysis serves as a point in time assessment of the level of the allowance and serves as a basis for provisions for loan losses. The loan quality monitoring process includes assigning loan grades and the use of a watch list to identify loans of concern.

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

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2012		2011		2010		2009		2008
	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans
	(Dollars in thousands)
Loan type:
Commercial	$2,716	17%	$3,207	17%	$3,440	20%	$3,001	19%	$1,963	17%
Residential real estate	4,272	23%	2,591	24%	2,431	23%	2,121	23%	1,387	23%
Nonresidential real estate	6,991	48%	7,614	46%	8,126	44%	7,090	41%	4,637	42%
Construction	1,964	9%	4,701	9%	3,150	10%	2,748	13%	1,797	15%
Consumer	584	1%	162	2%	166	1%	145	2%	95	2%
Municipal obligations	41	2%	13	2%	55	2%	48	2%	31	1%

Total allowance for loan losses	$16,568	100%	$18,288	100%	$17,368	100%	$15,153	100%	$9,910	100%

The Bank’s allowance for loan losses decreased from $18.3 million at December 31, 2011, to $16.6 million at December 31, 2012. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2012		2011		2010
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

Municipal and other obligations	$66,843	$68,504	$48,975	$50,643	$39,778	$40,262

Total held-to-maturity securities	$66,843	$68,504	$48,975	$50,643	$39,778	$40,262

Available-for-sale securities:

U.S. Government, Federal Agency and Government Sponsored Enterprises	$127,416	$128,477	$168,104	$169,460	$145,536	$145,067
U.S. Government Mortgage-Backed	180,019	184,907	148,329	151,992	97,429	99,256
Corporate obligations	1,060	1,060	1,060	1,060	1,125	1,125

Total available-for-sale securities	$308,495	$314,444	$317,493	$322,512	$244,090	$245,448

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2012 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	$3,015	2.67%	$34,949	3.17%	$28,879	2.99%	$-	-%	$66,843	3.07%

Available- for- sale:
Corporate obligations	-	0.00%	-	0.00%	1,060	0.43%	-	-	1,060	0.43%
U.S. Government, Federal Agency and Government Sponsored Enterprises	64,653	1.45%	62,762	1.51%	-	0.00%	-	-	127,415	1.48%
U.S. Government Mortgage-Backed	37,245	2.47%	94,997	2.29%	47,778	2.43%	-	-	180,020	2.36%
Totals	$104,913	1.85%	$192,708	2.20%	$77,717	2.61%	$-	-%	$375,338	2.18%

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2012, the Bank had $21.4 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank did not have brokered deposits as of December 31, 2012.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2012:

Maturity	At December 31, 2012
(In thousands)

Three months or less	$25,871
Over 3 months to 6 months	34,573
Over 6 months to 12 months	31,998
Over 12 months	41,185

Total	$133,627

The following table presents the average daily deposits for the years ended December 31, 2012, 2011 and 2010, and the average rates paid on those deposits are summarized in the following table:

	At December 31,
	2012		2011		2010
	Average Balance	Average Rate paid	Average Balance	Average Rate paid	Average Balance	Average Rate paid
	(Dollars in thousands)
Demand deposits	$290,654	0.00%	$251,033	0.00%	$208,017	0.00%

Savings and transaction accounts:
Savings	372,201	0.20%	350,755	0.33%	338,915	0.51%
Interest bearing checking	447,714	0.22%	385,568	0.32%	340,682	0.38%

Time deposits:
Deposits of $100,000 or more	135,055	0.86%	137,210	1.30%	149,814	1.93%
Other time deposits	243,056	0.98%	282,816	1.43%	300,898	2.05%

Total deposits	$1,488,680	0.35%	$1,407,382	0.59%	$1,338,326	0.90%

Short-Term Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2012, 2011 and 2010, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2012	2011	2010
	(Dollars in thousands)

Maximum balance at any month-end during the period	$41,408	$29,300	$36,175

Average balance	26,060	25,378	22,532

Weighted average interest rate	0.30%	0.41%	0.60%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2012	2011	2010
Short-term borrowings outstanding	$41,408	$29,300	$23,419
Weighted average interest rate	0.26%	0.31%	0.53%

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

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2012, which are scheduled to re-price or mature in each of the time periods shown. The amounts of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or re-pricing of the Bank’s liabilities exceed the contractual terms to maturity or re-pricing of the Bank’s earning assets in a twelve-month period by $124 million.

	Within 3 months	4 - 12 months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$76,062	$-	$-	$-	$76,062
Interest bearing deposits with banks	-	-	250	-	250
Securities	32,714	78,397	185,876	89,399	386,386
Loans receivable (1)	647,747	227,505	308,955	28,401	1,212,608

Total interest-earning assets	756,523	305,902	495,081	117,800	1,675,306

Interest-bearing liabilities:
Savings deposits	122,468	-	-	-	122,468
Money market deposit accounts	237,841	-	-	-	237,841
NOW accounts	498,699	-	-	-	498,699
Certificates of deposit	57,766	147,397	93,767	107	299,037
IRAs	14,469	23,114	22,415	26	60,024
Federal funds purchased	20,000	-	-	-	20,000
Repurchase agreements	21,408	-	-	-	21,408
Notes payable	38,000	5,000	5,000	715	48,715

Total interest-bearing liabilities	1,010,651	175,511	121,182	848	1,308,192

Interest-earning assets less interest-bearing liabilities	$(254,128)	$130,391	$373,899	$116,952	$367,114

Cumulative interest-rate sensitivity gap	$(254,128)	$(123,737)	$250,162	$367,114

Cumulative interest-rate gap as a percentage of total interest earning assets	(15.17)%	(7.39)%	14.93%	21.91%

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

Due to the Bank’s size relative to the many other financial institutions in its market, management believes that the Bank does not have a substantial share of the deposit and loan markets. The table below presents FDIC deposit data regarding the Bank’s deposit market share. The June 2012 data set forth below are the most current data available from the FDIC at this time and represents those counties in which the Bank has reported market share for deposits.

Bank Deposit Market Share

($ in thousands)

Market (1)	June 2012 Deposits	Deposit Market Share
Boone County, Kentucky	$503,456	24,74%
Campbell County, Kentucky	189,587	14.38%
Gallatin County, Kentucky	26,747	59.82%
Grant County, Kentucky	60,745	23.76%
Kenton County, Kentucky	636,197	28.09%
Pendleton County, Kentucky	22,857	16.10%

Hamilton County Ohio	16,752	0.03%

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

Employees

As of December 31, 2012, the Bank had 317 full-time employees and 72 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about BKFC. Federal and state regulation of banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), rather than for the protection of shareholders and creditors. A change in statutes, regulations or policies could have a material impact on the business of BKFC and its subsidiaries, including changes resulting from the passage of the Dodd-Frank Act in 2010 and the implementation of rulemaking under the Dodd-Frank Act that has continued through 2012, as described in more detail below. BKFC and its subsidiaries may also be affected by future legislation and rulemaking that can change banking statutes in substantial and unexpected ways and by the actions of the Board of Governors of the Federal Reserve System (the “FRB”) as it attempts to control the money supply and credit availability in order to influence the economy.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2012, the maximum the Bank could lend to any one borrower generally equaled $23 million and equaled $34 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

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

The Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks and bank holding companies such as BKFC by, among other things:

•	centralizing responsibility for consumer financial protection by creating a new independent agency, the Consumer Financial Protection Bureau, with responsibility for implementing, enforcing and examining for compliance with federal consumer financial laws;

•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•	requiring the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•	changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	implementing corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and providing unlimited federal deposit insurance until December 31, 2012, for non-interest-bearing demand transaction accounts at all insured depository institutions; and

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

CPP Participation. On February 13, 2009, BKFC issued 34,000 shares of Series A Preferred Stock for a total price of $34 million pursuant to a Letter Agreement with the Treasury Department (the “Purchase Agreement”). On November 23, 2011, BKFC repurchased the final $17 million outstanding Series A Preferred Stock held by the Treasury Department. Accordingly, BKFC no longer is subject to the restrictions applicable to CPP participants.

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

Both the Series A Preferred Stock and the Warrant were accounted for as components of Tier 1 capital.

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

Basel III. In 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” As proposed, Basel III provides for the Tier 1 common equity and Tier 1 capital ratio requirements to be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity (for example, for mortgage servicing assets, deferred tax assets and investments in unconsolidated financial institutions) to be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer to be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other fully loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer. The final package of Basel III reforms were approved by the G20 leaders in November 2010 and are subject to individual adoption by member nations, including the United States. While Basel III is intended to be implemented on a global basis beginning January 1, 2013, to be fully phased in by January 1, 2019, on November 9, 2012 the FRB, FDIC, and Office of the Comptroller of the Currency (“OCC”) issued a joint release announcing that the implementation of the proposed rules under Basel III in the U.S. would be delayed.

U.S. Implementation of Basel III. On June 12, 2012, the FRB, FDIC, and OCC issued a joint release announcing three separate notices of proposed rulemaking (“NPRs”) seeking comment on proposed rules that would revise and replace their current capital rules in a manner consistent both with relevant provisions of the Dodd-Frank Act as well as the implementation of Basel III. The comment period on these NPRs ended on October 22, 2012. Also on June 12, 2012, these agencies announced the finalization of their market risk capital rule proposed in 2011.

One NPR (the “Basel III NPR”) proposes the majority of the revisions to international capital standards in Basel III, including a more restrictive definition of regulatory capital, higher minimum regulatory capital requirements, and the imposition of capital conservation and countercyclical capital buffers. It also proposes limitations on certain distributions and discretionary bonuses as well as revisions to the agencies’ prompt corrective action regulations. Another NPR (the “Standardized Approach NPR”) proposes new methodologies for determining risk-weighted assets, such as by expanding the number and type of exposure categories, providing a more comprehensive recognition of collateral and guarantees, and introducing or applying more risk-sensitive treatment for certain exposures (including certain high-volatility commercial real estate, corporate, equity, foreign, securitization, derivative, residential mortgage, and 90 day or more past due exposures). It also proposes detailed qualitative and quantitative public disclosure requirements relating to capital adequacy. The final NPR (the “Advanced Approaches NPR”) proposes to revise the current advanced approaches risk-based capital rule to incorporate certain aspects of Basel III as well as certain other revisions to the Basel capital framework published by the Basel Committee between 2009 and 2011. While BKFC and the Bank are subject to the Basel III and Standardized Approach NPRs, they are not subject to the Advanced Approaches NPR.

Final adoption of the NPRs has been delayed as a result of the actions of the FRB, FDIC and OCC delaying the implementation of Basel III in the U.S. as described above.

If the foregoing revised capital standards are adopted in their current form, BKFC estimates these standards would have a negligible impact on BKFC’s ability to comply with the revised regulatory capital ratios based on BKFC’s current understanding of the revisions to capital qualification. The regulations ultimately applicable to financial institutions may be substantially different from the Basel III final framework as described above and the NPRs. Management will continue to monitor these and any future proposals submitted by applicable regulators.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2012:

	At December 31, 2012
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$156,988	10.76%	$156,113	10.71%
Requirement	58,346	4.00	58,299	4.00
Excess	$98,642	6.76%	$97,814	6.71%

Total risk-based	$193,556	13.27%	$192,681	13.22%
Requirement	116,692	8.00	116,599	8.00
Excess	$76,864	5.27%	$76,082	5.22%

Leverage ratio	$156,988	9.00%	$156,113	8.98%
Requirement	69,810	4.00	69,539	4.00
Excess	$87,178	5.00%	$86,574	4.98%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action. The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances. At year-end 2012, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The FDIC has adopted regulations to implement the prompt corrective action legislation. An institution is deemed to be “well capitalized” if it has a Total Risk-Based Ratio of 10% or greater, a Tier 1 Risk-Based Ratio of 6% or greater, and a Leverage Ratio of 5% or greater. An institution is “adequately capitalized” if it has a Total Risk-Based Ratio of 8% or greater, a Tier 1 Risk-Based Ratio of 4% or greater and generally a Leverage Ratio of 4% or greater. An institution is “undercapitalized” if it has a Total Risk-Based Ratio of less than 8%, a Tier 1 Risk-Based Ratio of less than 4%, or generally a Leverage Ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution is deemed to be “significantly undercapitalized” if it has a Total Risk-Based Ratio of less than 6%, a Tier 1 Risk-Based Ratio of less than 3%, or a Leverage Ratio of less than 3%. An institution is considered to be “critically undercapitalized” if it has a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%. The Bank’s capital levels at December 31, 2012 met the standards for the highest level, a “well-capitalized” institution.

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

In 2012, BKFC paid a cash dividend of $0.62 per share totaling approximately $4.62 million on common stock.

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

In October 2008, the basic limit on federal deposit insurance coverage of interest bearing transaction accounts was temporarily increased from $100,000 to $250,000 per depositor under the EESA, which was subsequently made permanent under the Dodd-Frank Act. In October 2008, the FDIC announced TLGP which provided full coverage for noninterest-bearing transaction accounts at FDIC-insured institutions that agreed to participate in the program through December 31, 2010. The Bank participated in this program. In July 2010, the Dodd-Frank Act extended unlimited FDIC insurance coverage for non-interest-bearing transaction deposit accounts for an additional two years. This unlimited insurance coverage for noninterest-bearing transaction accounts expired on December 31, 2012.

On November 12, 2009, the FDIC adopted regulations that require all depository institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until June 30, 2013, when any amount remaining would be returned to the institution. The prepaid assessment amount was $1.85 million and $2.91 million on December 31, 2012 and December 31, 2011, respectively.

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

FRB Reserve Requirements. FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $79.5 million of such accounts (subject to an exemption of up to $12.4 million), and of 10% of net transaction accounts in excess of $79.5 million. At December 31, 2012, the Bank was in compliance with this reserve requirement, which was $10,997,000.

Acquisitions of Control. Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consists of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, and the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $5,099,000 at December 31, 2012 and 2011. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

Nearly 80% of our total loans are real estate interests (residential, nonresidential including both owner-occupied and investment real estate, and construction and land development) concentrated in the northern Kentucky area and neighboring areas in greater Cincinnati, Ohio, a small geographic area. As a result, declining real estate values in the northern Kentucky and greater Cincinnati, Ohio markets as a result of the ongoing national economic recession could negatively impact the value of the real estate collateral securing such loans. If we are required to liquidate a significant amount of collateral during a period of reduced real estate values in satisfaction of any non-performing or defaulted loans, our earnings and capital could be adversely affected.

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

At December 31, 2012, $573 million, or 48%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

We may require access to the capital and credit markets to conduct our business operations, and the unprecedented levels of volatility that have impacted such capital and credit markets could impair our access to the same.

From 2008 through 2012, the capital and credit markets experienced extended volatility and disruption. In the third quarter of 2008, the volatility and disruption reached unprecedented levels. In some cases, the markets produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers’ underlying financial strength. In addition, during 2011 and 2012, the possibility that certain European Union (“EU”) member states could have defaulted on their debt obligations negatively impacted economic conditions and global markets. The continued uncertainty over the outcome of international and the EU’s financial support programs and the possibility that other EU member states may experience similar financial troubles could disrupt global markets. If these levels of market disruption and volatility continue, worsen or abate and then arise at a later date, BKFC’s ability to access capital could be materially impaired. BKFC’s inability to access the capital markets could constrain our ability to make new loans, to meet our existing lending commitments and, ultimately, jeopardize our overall liquidity and capitalization.

Further decline in general economic conditions could require further additions to our allowance for loan losses, which would reduce our net income.

If our borrowers do not repay their loans or if the collateral securing their loans is insufficient to provide for the full repayment, we may suffer credit losses. Credit losses are inherent in the lending business and could have a material adverse effect on our operating results. We make various assumptions and judgments about the collectability of our loan portfolio and provide an allowance for loan losses based on a number of factors. If our assumptions and judgments are wrong, our allowance for loan losses may not be sufficient to cover our losses. If we determine that our allowance for loan losses is insufficient, we would be required to take additional provisions for loan losses, which would reduce net income during the period those provisions are taken. In addition, our regulators periodically review our allowance for loan losses and may require us to increase our allowance for loan losses or to charge off particular loans. Current economic conditions and their impact upon the northern Kentucky and greater Cincinnati, Ohio markets where our business is concentrated have caused our allowance for loan losses to increase from 2008 through 2011 and decrease only in 2012. If current economic trends change, we may experience higher than normal delinquencies and credit losses, resulting in increases to our provisions for loan losses again in the future and reduced net income. Not all TDR’s are successful and may result in a higher allowance if they are evaluated on a collateral dependency basis.

Our accounting policies and estimates are critical to how we report our financial condition and results of operations, and any changes to such accounting policies and estimates could materially affect how we report our financial condition and results of operations.

Accounting policies and estimates are fundamental to how we record and report our financial condition and results of operations. Our management makes judgments and assumptions in selecting and adopting various accounting policies and in applying estimates so that such policies and estimates comply with U.S. generally accepted accounting principles (“GAAP”).

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

There have been numerous actions undertaken in Congress, the Treasury Department, the FRB, the FDIC, the SEC and others in an effort to address the recent liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown, which began in late 2007. These measures include the TARP CPP (under which the Treasury Department’s authority to make new investments expired on October 3, 2010); homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions was to help stabilize the U.S. banking system. However, these and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to BKFC.

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

Liquidity refers to the ability of BKFC to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. The Bank also has $314 million of securities designated as available-for-sale that can serve as sources of funds as of December 31, 2012.

While management is satisfied that BKFC’s liquidity is sufficient at December 31, 2012 to meet known and potential obligations, any significant restriction or disruption of BKFC’s ability to obtain funding from these or other sources could have a negative effect on BKFC’s ability to satisfy its current and future financial obligations, which could materially affect BKFC’s financial condition.

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

BKFC regularly explores opportunities to acquire financial services businesses or assets and may also consider opportunities to acquire other banks or financial institutions. In 2007, we acquired FNB Bancorporation. In 2009, we acquired certain banking offices and assumed certain deposit liabilities of Integra Bank, as well as adding the investment professionals of TAM to the Bank’s trust department. In 2011, we completed the purchase of one banking office of United Kentucky Bank in Falmouth, Kentucky and a portfolio of selected loans. Difficulty in integrating an acquired business or company such as those described above or other businesses we acquire in the future may cause BKFC not to realize expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits. The integration could result in higher than expected customer deposit attrition (run-off), loss of key employees, disruption of BKFC’s business or the business of the acquired company, or otherwise adversely affect BKFC’s ability to maintain relationships with customers and employees or achieve the anticipated benefits of the acquisition. Also, the negative effect of any divestitures required by regulatory authorities in acquisitions or business combinations may be greater than expected.

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

Full exercise of the Warrant issued to the Treasury Department as part of the CPP will dilute BKFC’s common shareholders by approximately 3.68%, based upon the approximately 7,470,236 shares of BKFC’s Common Stock issued and outstanding as of December 31, 2012. If the market value of BKFC’s Common Stock is above the exercise price of $18.56 per common share prior to the exercise of the Warrant, accounting rules require additional shares to be included in the fully diluted share count, which will effectively reduce reported diluted earnings per share to common shareholders. The effects of this dilution is detailed in note 13 of our financial statements, as BKFC’s Common Stock has been consistently trading above the exercise price for the year ended December 31, 2012 and subsequent periods. If the Warrant is exercised, dividends would become payable with respect to the newly issued shares. Likewise, in a scenario in which BKFC’s management might prefer to repurchase the Warrant, if the market price of the Common Stock is significantly above the exercise price of the Warrant, the value of the Warrant would rise with the market price of the Common Stock. In such a scenario, a higher amount of cash would be needed to repurchase the Warrant, reducing capital surplus. Assuming the market price of BKFC’s Common Stock equals its closing price as of February 28, 2013, which was $26.72 per share, we will need cash in the amount of approximately $3.1 million to repurchase all the Warrants while our average cash and due from banks during 2012 was approximately $56.2 million. Given BKFC’s current liquidity, management believes that to date the impact of the increase in our stock price on our available cash would not be significant.

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

We rely on other companies to provide key components of our business infrastructure.

Third parties provide key components of our business infrastructure such as banking services, processing, and Internet connections. Any disruption in such services provided by these third parties or any failure of these third parties to handle current or higher volumes of use could adversely affect our ability to deliver products and services to clients and otherwise to conduct business. Technological difficulties of a third party service provider could adversely affect our business to the extent those difficulties result in the interruption of services provided by that party. A cyber security breach of a vendor’s system may result in theft of our data or disruption of business processes. A material breach of customer data security at a service provider’s site may negatively impact our business reputation and cause a loss of customers; result in increased expense and may result in litigation. We rely on our outsourced service providers to implement and maintain prudent cyber security controls. Furthermore, we may not be insured against all types of losses as a result of third party failures and our insurance coverage may be inadequate to cover all losses resulting from system failures or other disruptions.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

BKFC maintains its principal executive offices at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, which is owned by BKFC. Of the 33 branch locations operated by the Bank, 18 are owned and 15 are leased. Certain of these leases are with affiliates and affiliated entities. The Bank also leases space for its cash management operations center.

No one facility is material to BKFC. Management believes that the facilities are generally in good condition and suitable for its banking operations. However, management continually looks for opportunities to upgrade its facilities and locations and may do so in the future.

Item 3. Legal Proceedings

From time to time, BKFC and the Bank are involved in litigation incidental to the conduct of its business, but neither BKFC nor the Bank is presently involved in any lawsuit or proceeding which, in the opinion of management, is likely to have a material adverse effect on BKFC.

Item 4. Mine Safety Disclosures

None.

PART II

Item 5.   Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

	Period Ending
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Bank of Kentucky Financial Corporation	100.00	89.18	79.26	84.30	89.46	113.15
Russell 2000	100.00	66.21	84.20	106.82	102.36	119.09
SNL Bank $1B-$5B	100.00	82.94	59.45	67.39	61.46	75.78

Market Information. BKFC’s Common Stock is quoted on the NASDAQ (Global Market) under the symbol “BKYF.” Quarterly high and low prices for the last two fiscal years (which reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions) are shown below.

Fiscal Year 2012	High	Low
First Quarter	$28.34	$20.74
Second Quarter	26.64	23.09
Third Quarter	27.75	23.98
Fourth Quarter	28.05	24.02

Fiscal Year 2011	High	Low
First Quarter	$21.00	$19.25
Second Quarter	26.00	20.68
Third Quarter	25.80	19.25
Fourth Quarter	22.53	18.97

Holders and Dividends. There were 7,470,146 shares of Common Stock outstanding on December 31, 2012, which were held of record by 776 shareholders. The Board of Directors declared cash dividends of $0.30 per share in February 2012, $0.32 per share in August 2012, $0.17 per share in December 2012, $0.28 per share in February 2011, and $0.28 per share in August 2011. The dividends declared in December 2012 were paid in January of 2013 in connection with BKFC’s decision to pay dividends on a quarterly basis starting in 2013. BKFC paid dividends on a semi-annual basis in 2011 and 2012.

There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies. Please see the section entitled “Regulation and Supervision – Dividend Restrictions” under “Item 1” and Note 18 of the financial statements for a discussion on the Bank’s current dividend restrictions.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan’s information as of December 31, 2012.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders*	348,024	$25.44	0
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	348,024	$25.44	0

(*)          Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 1997, and The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 2007.

	Number of Securities to be Issued Upon Exercise of Restricted stock units	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders*	4,185	995,815

Total	4,185	995,815

(*)          Consists of The Bank of Kentucky Financial Corporation 2012 Stock Incentive Plan, approved by the shareholders of BKFC in 2012.

Issuer Purchases. Since January 1, 2010, BKFC has not had any repurchase program in place.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2012. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands	For Year Ended December 31st
Except Per Share Amounts)	2012	2011	2010	2009	2008
Earnings:
Total Interest Income	$62,524	$64,798	$66,682	$62,750	$68,682
Total Interest Expense	6,339	9,260	13,273	17,957	28,020
Net Interest Income	56,185	55,538	53,409	44,793	40,662
Provision for Loan Losses	7,000	10,750	15,500	12,825	4,850
Noninterest Income	22,421	20,724	20,714	16,616	14,768
Noninterest Expense	46,338	42,114	42,424	36,677	34,223
Income Before Income Taxes	25,268	23,398	16,199	11,907	16,357
Federal Income Taxes	7,123	6,909	4,528	3,147	5,016
Net Income	$18,145	$16,489	$11,671	$8,760	$11,341
Preferred Stock Dividend and Discount Accretion	-	972	2,246	1,792	-
Net Income available to Common Shareholders	$18,145	$15,517	$9,425	$6,968	$11,341
Per Common Share Data:
Basic Earnings	$2.43	$2.09	$1.61	$1.24	$2.02
Diluted Earnings	2.41	2.07	1.61	1.23	2.02
Dividends Declared	0.79	0.56	0.56	0.56	0.54
Balances at December 31:
Total Investment Securities	381,287	371,487	285,226	214,567	119,212
Gross Loans	1,195,409	1,129,954	1,106,009	1,154,984	1,026,557
Allowance for Loan Losses	16,568	18,288	17,368	15,153	9,910
Total Assets	1,844,104	1,744,724	1,664,884	1,564,998	1,255,382
Noninterest Bearing Deposits	351,916	283,090	260,992	200,069	157,082
Interest Bearing Deposits	1,218,091	1,215,731	1,161,320	1,143,203	914,071
Total Deposits	1,570,007	1,498,821	1,422,312	1,343,272	1,071,153
Total Shareholders’ Equity	170,440	156,570	159,370	141,133	101,448
Other Statistical Information:
Return on Average Assets	1.04%	1.00%	0.75%	0.65%	0.93%
Return on Average Equity	11.08%	10.41%	8.23%	6.66%	11.80%
Dividend Payout Ratio	32.51%	26.79%	34.78%	45.16%	26.79%
Capital Ratios at December 31:
Total Equity to Total Assets	9.24%	8.97%	9.57%	9.02%	8.08%
Tier 1 Leverage Ratio	9.00%	8.45%	9.41%	8.94%	7.96%
Tier 1 Capital to Risk-Weighted Assets	10.77%	10.26%	11.02%	9.42%	8.19%
Total Risk-Based Capital to Risk- Weighted Assets	13.28%	12.95%	13.77%	12.02%	10.73%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	1.39%	1.62%	1.57%	1.31%	0.97%
Allowance for Loan Losses
To Nonperforming Loans at year end	85.92%	115.24%	82.46%	59.28%	97.77%
Net Charge-Offs to Average Net Loans	0.77%	0.89%	1.20%	0.71%	0.35%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

 and Results of Operations

December 31, 2012

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

FORWARD LOOKING STATEMENTS

Certain statements contained in this Annual Report which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Examples of forward-looking statements include, but are not limited to, projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; statements of plans and objectives of us or our management or Board of Directors; and statements of future economic performance and statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “intends” and other similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	indications of an improving economy may prove to be premature;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services;

•	changes or volatility in interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our ability to determine accurate values of certain assets and liabilities;

•	the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically;

•	changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Act and any regulations promulgated thereunder;

•	the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	acquisitions may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties; and

•	other risks and uncertainties summarized above under “Item 1A., Risk Factors,” in this Annual Report.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the SEC.

OVERVIEW

The business of BKFC consists of holding and administering its interest in the Bank. The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, Grant, Gallatin and Pendelton Counties in northern Kentucky and Hamilton County in Ohio. The majority of BKFC’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. The majority of the Bank’s loan portfolio, approximately 80%, consists of loans secured by or with real estate. Loans secured by or with real estate are further categorized down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2012 are residential real estate loans, commercial real estate loans and owner-occupied commercial real estate loans.

Economic Overview

Fiscal 2012 proved to be another year of slow growth both nationally and in the geographic markets where we operate.  The United States’ gross domestic product (GDP) improved each of the first three quarters of 2012 before decreasing slightly in the fourth-quarter.  For the full year 2012, the economy experienced year-over-year growth of 2%.  While the economy continues to show improvement, the rate of growth remains well below a historical normalized rate of 3%.

Growth was also sustained by increasing contributions from consumer spending, which grew at an average monthly rate of 0.3% for 2012, matching the rate of growth for both 2010 and 2011.  Unemployment declined, beginning at 8.9% and ending at 8% in 2012.  Home values rose slightly and equities, despite much uncertainty, finished the year with substantial gains.

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

2012 Performance Overview

In 2012, BKFC was able to achieve strong operating results in a difficult banking environment. The primary factors contributing to this difficult environment included slow loan growth, compressing net interest margins and high regulatory burdens. Despite these challenges, overall improving credit metrics accompanied with modest revenue increases which more than offset higher overhead expenses, produced a 17% increase in net income available to BKFC common shareholders in 2012 as compared to 2011. The provision for loan losses decreased 35%, and total revenue increased 2%, which partially offset an increase in non-interest expense of 12% in 2012 as compared to 2011.

Although slower than the pre-recession pace, BKFC’s loan growth in 2012 was the highest organic loan growth experienced since the current recession began in 2008. Total loans increased $65 million, or 6%, with the majority of the growth occurring in the second half of 2012.

The 2012 operating results were also positively influenced by BKFC’s exit of the TARP program in 2011. Increased capital provided by available earnings allowed BKFC to repurchase the remaining $17 million TARP CPP investment in November of 2011. This repurchase accompanied with the 2010 repurchase of the first half of the TARP CPP investment led to a 100% decrease in the preferred stock dividends and amortization in 2012 as compared to 2011.

As discussed above, management believes that BKFC has benefited from the 2012 improvements in the economy. This is demonstrated in the improving credit metrics as compared to 2011. Net charge-offs decreased from $9,830,000 in 2011 to $8,720,000 in 2012 and criticized and classified loans decreased from $106,838,000 at the end of 2011 to $88,265,000 at the end of 2012. These improving credit quality metrics led the Bank to provide $7,000,000 in the provision for loans losses in 2012 compared to $10,750,000 in 2011. While net charge-offs and criticized and classified loans both decreased in 2012, they remained at a historically high level.

While the economy continued to show signs of improvement during 2012, BKFC continued to experience levels of defaults and foreclosures higher than historical levels during fiscal 2012. Such default levels have been significantly less as compared to other regions of the country. This is due, in part, to the fact that BKFC’s market in northern Kentucky and Cincinnati did not experience as dramatic a rise in real estate values over the last several years as compared to other markets, such as Florida and California. While BKFC’s local markets have not been affected as severely as other markets, management continues to closely monitor developments in the real estate market, given that the majority of the Bank’s loan portfolio is real estate related.

While the level of resources devoted to the credit review function and working out problem loans continued to be high in 2012, BKFC did not make significant changes to its loan underwriting standards. BKFC’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.

While BKFC benefited from the slow recovery and the improving credit metrics as compared to 2011, management does not foresee a return to pre-recession levels of credit metrics, and particularly provisioning expense, in the near future. Despite the recovery, high unemployment and low real estate values continued to place significant economic strain on a majority of the Bank’s business partners. The Bank’s loan portfolio has been most significantly affected by economic conditions.

The following sections provide more detail on subjects presented in this overview.

CRITICAL ACCOUNTING POLICIES

BKFC has prepared all of the consolidated financial information in this Annual Report in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

Generally, the Bank orders a new or updated appraisal on real estate properties which are subject to an impairment review. Upon completion of the impairment review, loan reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. Adjustments to new or updated appraisal values are not typically done, but in those cases when an adjustment is necessary, it is documented with supporting information and typically results in an adjustment to decrease the property’s value because of additional information obtained concerning the property after the appraisal or update has been received by the Bank. The Bank’s practice is to obtain new or updated appraisals or evaluation on the loans subject to impairment. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. Updated valuations on 1 to 4 family residential properties with small to moderate values are generally accomplished by obtaining an evaluation or appraisal. Generally, an “as is” value is utilized in most of the Bank’s real estate based impairment analyses. However, under certain limited circumstances, an “as stabilized” valuation may be utilized, provided that the “as stabilized” value is tied to a well-justified action plan to bring the real estate project to a stabilized occupancy under a reasonable period of time.

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

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans to be placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of additional interest is unlikely. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due or (ii) for which payment in full of both principal and interest cannot be reasonably expected.

Historical loss rates are applied to all other loans not subject to specific reserve allocations. The loss rates applied to loans are derived from analyzing the loss experience sustained on loans according to their internal risk rating. These loss rates may be adjusted to account for environmental factors. The general reserve also includes homogeneous loans, such as consumer installment, residential mortgage and home equity loans that are not individually risk graded. For these loans that are not individually risk graded, the historical loss experience of the portfolio is used to determine the appropriate allowance for the portfolios. Allocations for the allowance are established for each pool of loans based on the expected net charge-offs for one year.

In the second quarter of 2012, management developed a detailed approach to setting the environmental adjustments to the historical loss rates and discontinued the use of high and low range of reserve percentages. Management believes that this more detailed approach adds efficiencies and provides more precision to the allowance for loan losses estimations. Factors that management considers as part of this approach in setting the environmental adjustments include economic trends, loan policies, lender experience, loan growth, delinquency trend, non-performing asset trends, classified loan trends and credit concentrations.

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

FINANCIAL CONDITION

Highlighting the changes to the BKFC balance sheet from December 31, 2011 to December 31, 2012 was loan growth. In 2012, BKFC had the highest organic loan growth that it has experienced since the most recent recession. Total loans increased $65,455,000, or 6%, from the end of 2011 to the end of 2012. This contrasts to the previous two years, where total loans decreased in 2010 and were nearly flat in 2011 after the effect of the UKB transaction was taken into account. Total deposits increased $71,186,000, or 5%, from the end of 2011 to the end of 2012, while total short-term borrowings increased $12,108,000, or 41%, in the same period. Total capital increased $13,870,000, or 9%, from the end of 2011 to the end of 2012. The increase in capital was a result of increase in retained earnings, which was partially offset by a dividend of $1,270,000 declared in December of 2012 to be paid in January of 2013 in connection with BKFC’s decision to pay dividends on a quarterly basis starting in 2013. BKFC previously paid dividends on a semi-annual basis. As a result of these changes, the Bank’s total assets increased $99,380,000, or 6%, from $1,744,724,000 at December 31, 2011 to $1,844,104,000 at December 31, 2012.

Other changes on the asset side of the balance sheet included a $7,404,000, or 83%, increase in loans held for sale, and a $17,868,000, or 36%, increase in held-to-maturity securities, which was partially offset by a $8,068,000, or 3%, decrease in available-for-sale securities. The increase in loans held for sale was a result of the high level of mortgage loan refinancing activity. The increase in held-to-maturity securities was a result of purchases of Kentucky municipal bonds, while the decrease in available-for-sale securities was a result of government sponsored agency bonds being called in the low rate environment of 2012.

All of the loan portfolios except the municipal obligations increased in 2012. The largest increase in loans came from the commercial real estate portfolio, which increased $49,616,000, or 9%, which was partially offset by a $3,938,000, or 15%, decrease in the municipal obligation portfolio. Management of the Bank was encouraged by the increase in loan demand experienced in the second half of 2012 and intends to continue to make loans that meet its longstanding prudent lending standards.

The largest increase in deposits came from non-interest-bearing demand deposit accounts, which increased $68,826,000, or 24%, from 2011. Management believes that the low level of interest offered to corporate customers on alternative short-term investments contributed to the increase in non-interest-bearing accounts. The Bank also experienced a significant increase in interest-bearing transaction NOW accounts and savings accounts which increased $38,125,000, or 8%, and $26,221,000, or 27%, respectively, in 2012. The increase in NOW and savings accounts were partially offset by a $49,740,000, or 12%, decrease in certificates of deposit (CDs) from the end of 2011. Management believes that the lower level of interest rates offered on CDs have made them less desirable to consumers.

The following table illustrates the change in the mix of average assets during 2012 as compared to 2011 and 2010. With lower than historical loan demand and increasing deposits, the percentage of assets invested in short term investments and securities has increased from 23.7% in 2011 to 25.0% in 2012, while the percentage of assets invested in loans decreased from 66.8% in 2011 to 65.4% in 2012.

Table 1 - Average Assets 2012, 2011 and 2010 (dollars in thousands)

Average Assets:	2012	As a % of total assets	2011	As a % of total assets	2010	As a % of total assets
Cash and due from banks	$56,152	3.3%	49,218	3.0%	42,245	2.7%
Short term investments	60,367	3.5%	65,881	4.0%	57,663	3.7%
Other interest-earning assets	5,349	0.3%	5,204	0.3%	5,059	0.3%
Securities	373,029	21.5%	326,681	19.7%	236,838	15.2%
Loans (net of allowance for loan losses)	1,133,388	65.4%	1,106,021	66.8%	1,121,228	71.8%
Premises and equipment	22,986	1.3%	22,881	1.4%	23,659	1.5%
Goodwill and acquisition intangibles	24,857	1.4%	25,082	1.5%	26,180	1.7%
Cash surrender value of life insurance	33,307	1.9%	31,269	1.9%	24,717	1.6%
Other assets	24,173	1.4%	23,821	1.4%	23,752	1.5%
Total average assets	$1,733,578	100.0%	1,656,058	100.0%	1,561,341	100.0%

RESULTS OF OPERATIONS

Summary

2012 vs. 2011. Driven by lower loan loss provisions and lower preferred stock dividends, net income available to common shareholders increased 17% from $15,517,000 for the year ended December 31, 2011, to $18,145,000 for the year ended December 31, 2012. The provision for loan losses decreased $3,750,000 from $10,750,000 in 2011 to $7,000,000 in 2012. The decrease in the provision reflected the overall improved credit metrics and slowly improving economic conditions as compared to 2011. These metrics included net charge-offs that decreased from $9,830,000 (0.88% of average loans) in 2011 to $8,720,000 (0.77% of average loans) in 2012, and criticized and classified loans that decreased 17% from $106,838,000 at December 31, 2011 to $88,263,000 at December 31, 2012. Total preferred stock dividends and discount accretion, which are not tax deductible, decreased $972,000, or 100%, from $972,000 in 2011 to nil in 2012 as a result of the TARP CPP repurchases in 2011. The operating results also included a $4,224,000, or 10%, increase in non-interest expense which was partially offset by an increase in revenue of $2,344,000, or 2%.

2011 vs. 2010. Driven by lower loan loss provisions and lower preferred stock dividends, net income available to common shareholders increased 65% from $9,425,000 for the year ended December 31, 2010, to $15,517,000 for the year ended December 31, 2011. The provision for loan losses decreased $4,750,000 from $15,500,000 in 2010 to $10,750,000 in 2011. The decrease in the provision reflected the improved credit metrics and slowly improving economic conditions as compared to 2010. These metrics included net charge-offs that decreased from $13,285,000 (1.18% of average loans) in 2010 to $9,830,000 (0.88% of average loans) in 2011, and non-performing loans that decreased from $21,062,000, or 1.90%, of loans at December 31, 2010 to $15,870,000, or 1.40%, of loans at December 31, 2011. Total preferred stock dividends and discount accretion, which are not tax deductible, decreased $1,274,000, or 57%, from $2,246,000 in 2010 to $972,000 in 2011 as a result of the TARP CPP repurchases in 2010 and 2011. The operating results also included a $2,139,000, or 3%, increase in revenue and $310,000, or 1%, decrease in non-interest expenses.

Net Interest Income

2012 vs. 2011. Net interest income grew to $56,185,000 in 2012, an increase of $647,000 (1%) over the $55,538,000 earned in 2011. As illustrated in Table 3, while the volume variance had a positive impact on net interest income, the rate variances had a negative impact on net interest income in 2012 in contrast to 2011. Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $2,628,000, which was partially offset by a negative rate variance by $1,818,000. As illustrated in Table 2, the net interest spread decreased by 7 basis points and the net interest margin of 3.62% for 2012 was 11 basis points lower than the 3.73% net interest margin for 2011. Contributing to the decrease in both of these measures was the current extreme low rate environment and the change in the mix of average assets as discussed above in the financial condition section of this Annual Report. The cost of interest-bearing liabilities decreased 25 basis points from 0.75% for 2011 to 0.50% for 2012, while the yield on earning assets decreased 32 basis points from 4.34% for 2011 to 4.02% for 2012. As illustrated in Table 2, average earning assets increased $68,493,000, or 5%, from 2011 to 2012, while average interest-bearing liabilities only increased $42,316,000, or 3%, in the same period. As further illustrated in Table 3, the unfavorable rate variance was driven by the decrease in interest income attributable to rate of $4,459,000 while the decrease in interest expense attributable to rate was only $2,641,000. Driving the decrease in interest income were loans, which contributed $3,588,000 or 80% of the decrease in interest income as a result of rate. BKFC is expected to be negatively affected if rates continue to fall in 2013. For more information on the Bank’s interest rate risk, see the section entitled “Asset/Liability Management and Market Risk” under “Item 7A.”

2011 vs. 2010. Net interest income grew to $55,538,000 in 2011, an increase of $2,129,000 (4%) over the $53,409,000 earned in 2010. As illustrated in Table 3, both the volume and rate variances had a positive impact on net interest income in 2011 as compared with 2010. Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $1,597,000 and by a positive rate variance by $727,000. As illustrated in Table 2, the net interest spread decreased by 1 basis point and the net interest margin of 3.73% for 2011 was 6 basis points lower than the 3.79% net interest margin for 2010. Contributing to the decrease in both of these measures was the change in the mix of average assets as was discussed above in the financial condition section of this Annual Report. The cost of interest-bearing liabilities decreased 36 basis points from 1.11% for 2010 to 0.75% for 2011, while the yield on earning assets decreased 37 basis points from 4.71% for 2010 to 4.34% for 2011. As illustrated in Table 2, average earning assets increased $84,458,000, or 6%, from 2010 to 2011, while average interest-bearing liabilities only increased $32,559,000, or 3%, in the same period. As further illustrated in Table 3, the favorable rate variance was driven by the decrease in interest expense attributable to rate of $3,774,000 which was offset by a $3,047,000 decrease in interest income as a result of rate. Driving the decrease in interest expense were time deposits, which contributed $2,637,000 or 70% of the decrease in interest expense as a result of rate.

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

Table 2 - Average Balance Sheet Rates 2012, 2011 and 2010 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2012			2011			2010
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)(2)	$1,151,139	$56,196	4.88%	$1,123,625	$58,379	5.20%	$1,137,373	$61,535	5.41
Securities(2)	373,029	7,412	1.99	326,681	7,302	2.24	236,838	5,812	2.45
Other interest-earning assets	65,716	334	0.51	71,085	372	0.52	62,722	395	0.63
Total interest-earning assets	1,589,884	63,942	4.02	1,521,391	66,053	4.34	1,436,933	67,742	4.71
Non-interest-earning assets	149,211			134,667			124,408
Total assets	$1,739,095			$1,656,058			$1,561,341
Interest-bearing liabilities:
Transaction accounts	819,915	1,552	0.21	736,323	2,403	0.33	679,597	3,012	0.44
Time deposits	378,111	3,728	0.93	420,026	5,835	1.39	450,712	9,054	2.01
Borrowings	74,786	1,059	1.42	74,147	1,022	1.38	67,628	1,207	1.78
Total interest-bearing liabilities	1,272,812	6,339	0.50	1,230,496	9,260	0.75	1,197,937	13,273	1.11
Non-interest-bearing liabilities	302,520			262,245			215,427
Total liabilities	1,575,332			1,492,741			1,413,364

Shareholders’ equity	163,763			163,317			147,977

Total liabilities and shareholders’ equity	$1,739,095			$1,656,058			$1,561,341
Net interest income		$57,603			$56,793			$54,469
Interest rate spread			3.52%			3.59%			3.60
Net interest margin (net interest income as a percent of average interest-earning assets)			3.62%			3.73%			3.79
Effect of net free funds (the difference between the net interest margin and the interest rate spread)			0.10%			0.14%			0.19
Average interest-earning assets to interest-bearing liabilities	124.91%			123.64%			119.95%

___________________________

(1)	Includes non-accrual loans.

(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2012, 35.00% in 2011 and 34.62% in 2010. The tax equivalent adjustment was $1,418,000, $1,255,000 and $1,060,000 in 2012, 2011 and 2010, respectively.

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

Table 3 – Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2012 vs. 2011			2011 vs. 2010
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$1,405	$(3,588)	$(2,183)	$(737)	$(2,419)	$(3,156)
Securities	971	(861)	110	2,046	(556)	1,490
Other interest-earning assets(1)	(28)	(10)	(38)	49	(72)	(23)
Total interest-earning assets	2,348	(4,459)	(2,111)	1,358	(3,047)	(1,689)
Interest expense attributable to:
Transaction accounts	$248	(907)	(658)	$235	(844)	(609)
Time deposits	(539)	(1,762)	(2,300)	(582)	(2,637)	(3,219)
Borrowings	9	28	37	108	(293)	(185)
Total interest-bearing liabilities	(282)	(2,641)	(2,921)	(239)	(3,774)	(4,013)
Increase (decrease) in net interest income	$2,630	$(1,818)	$810	$1,597	$727	$2,324

______________________________

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

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

Management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels. This will include continuing higher levels of charge-offs in the loan portfolio, and as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Higher provisions for loan losses will lead to lower earnings and slower capital growth. Management also believes that the current economic conditions will lead to lower than historical levels of demand for loans.

While the economic conditions continue to be challenging, the provision for loan losses reflected the improving economy that was discussed above in the economic overview. While still well above historical levels, the credit metrics showed improvement in 2012 as compared to 2011.

2012 vs. 2011. As discussed above under “Management Overview,” the provision for loan losses reflected the slow economic recovery. The provision for loan losses was $7,000,000 for the year ended December 31, 2012, compared to $10,750,000 for 2011. The decrease of $3,750,000 (35%) reflected a decrease in the level of charge-offs, criticized and classified loans and lower specific reserves in 2012 as compared to 2011. For the year ended December 31, 2012, net charge-offs were $8,720,000, or 0.77%, of average loan balances compared to $9,830,000, or 0.88%, of average loan balances, for 2011. Criticized and classified loans decreased 17% from $106,838,000 at December 31, 2011 to $88,263,000 at December 31, 2012, and specific loan reserves decreased 16% from $7,433,000 to $6,265,000 over the same period.

As illustrated in Table 5 below, total non-accrual loans plus accruing loans past due 90 days or more were $19,283,000 (1.61% of loans outstanding) at December 31, 2012, compared to $15,870,000 (1.40% of loans outstanding) at December 31, 2011. Contributing to the increase in non-performing loans from December 31, 2011 to December 31, 2012 was one commercial relationship which added approximately $7,000,000 to non-accruing loans in the fourth quarter of 2012. This relationship was reported as an accruing restructured loan in December of 2011. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $24,679,000 at December 31, 2012 and $21,714,000 at December 31, 2011. This represented 1.34% of total assets at December 31, 2012 compared to 1.25% at December 31, 2011. While non-performing loans increased in 2012, other real estate owned decreased from $5,844,000 at December 31, 2011 to $5,396,000 at December 31, 2012. These properties are recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

2011 vs. 2010. As discussed above under “Management Overview,” the provision for loan losses reflected the slow economic recovery. The provision for loan losses was $10,750,000 for the year ended December 31, 2011, compared to $15,500,000 for 2010. The decrease of $4,750,000 (31%) reflected a decrease in the level of charge-offs and lower non-performing loans in 2011 as compared to 2010. For the year ended December 31, 2011, net charge-offs were $9,830,000, or 0.88%, of average loan balances compared to 2010 figures of $13,285,000, or 1.18%, of average loan balances. As illustrated in Table 5 below, total non-accrual loans plus accruing loans past due 90 days or more were $15,870,000 (1.40% of loans outstanding) at December 31, 2011, compared to $21,062,000 (1.90% of loans outstanding) at December 31, 2010.

Non-performing assets, which include non-performing loans, other real estate owned and, totaled $21,714,000 at December 31, 2011 and $21,857,000 at December 31, 2010. This represents 1.25% of total assets at December 31, 2011 compared to 1.32% at December 31, 2010. While non-performing loans decreased in 2011, other real estate owned increased from $795,000 at December 31, 2010 to $5,844,000 at December 31, 2011. This increase was primarily the result of one commercial real estate relationship that added $3,475,000 in other real estate owned in the fourth quarter of 2011. These properties are recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying as to the agreed upon modified terms and are not more than 30 days past due. Nonperforming TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $6,046,000 at December 31, 2012 as compared to $13,306,000 at December 31, 2012. Total nonperforming TDRs were $11,095,000 at December 31, 2012 as compared to $1,923,000 at December 31, 2012. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The decrease in the ALL was directionally consistent in 2012 with the improving credit metrics and the slow economic recovery. The ALL decreased 9%, from $18,288,000 at December 31, 2011 to $16,568,000 at December 31, 2012, which decreased the allowance for loan losses as a percentage of total loans from 1.62% at December 31, 2011, to 1.39% at December 31, 2012. The amount of the allowance allocated to impaired loans at year end 2012 was $6,265,000, which was down 16% from the $7,443,000 at year end 2011. The amount of the allowance allocated to specific pools of loans based on risk ratings also declined in 2012. This decrease was a result of the reduction in the volume of criticized and classified loans, which did not have specific allocations, from the end of 2011 to the end of 2012. The impairment process is described in the critical accounting policies section of this Annual Report. While the allowance decreased in 2012, it has increased significantly since the recession began in 2008. Contributing to the increase in the allowance for loan losses over this period is the significant decrease in real estate values experienced in the current economic cycle. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2011 to 2012. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the slumping housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue into 2013 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

For additional information on the ALL, see the critical accounting policies section of this discussion.

Table 4 - Analysis of the allowance for loan losses for the periods indicated

	At December 31
	2012	2011	2010	2009	2008
	(dollars in thousands)
Balance of allowance at beginning of period Recoveries of loans previously charged off:	$18,288	$17,368	$15,153	$9,910	$8,505
Commercial loans	1,427	267	229	140	212
Consumer loans	321	382	487	309	249
Mortgage loans	15	21	5	2	2
Total recoveries	1,763	670	721	451	463
Loans charged off:
Commercial loans	6,464	8,841	11,499	6,310	2,675
Consumer loans	1,827	1,288	2,101	1,276	1,065
Mortgage loans	2,192	371	406	447	168
Total charge-offs	10,483	10,500	14,006	8,033	3,908
Net charge-offs	(8,720)	(9,830)	(13,285)	(7,582)	(3,445)
Provision for loan losses	7,000	10,750	15,500	12,825	4,850
Merger adjustment	0	0	0	0	0
Balance of allowance at end of period	$16,568	$18,288	$17,368	$15,153	$9,910
Net charge-offs to average loans outstanding for period	0.77%	0.88%	1.18%	0.71%	0.35%
Allowance at end of period to loans at end of period	1.39%	1.62%	1.57%	1.31%	0.97%
Allowance to non-performing loans at end of period	85.92%	115.24%	82.46%	59.28%	103.65%

Table 5 - Analysis of non-performing loans for the periods indicated

	At December 31
	2012	2011	2010	2009	2008
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$12,138	$6,628	$6,311	$8,588	$2,401
Residential real estate	5,243	5,325	4,208	5,113	2,325
Construction	1,075	1,897	5,329	7,302	2,778
Commercial	740	1,175	4,749	2,712	588
Consumer and other	48	626	51	111	119
Total	19,244	15,651	20,648	23,826	8,211
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-	$68	$220	$86
Residential real estate	17	112	263	758	812
Construction	-	-	-	682	0
Commercial	-	74	-	34	291
Consumer and other loans	22	33	83	42	161
Total	39	219	414	1,736	1,350
Total non-performing loans	$19,283	$15,870	$21,062	$25,562	$9,561
Non-performing loans as a percentage of total loans	1.61%	1.40%	1.90%	2.21%	0.93%

Other real estate owned	$5,396	$5,844	$795	$1,381	$712

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$6,046	$13,306	$6,135	$3,568	$575
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	11,095	$1,923	$2,186	$3,831	$633
Total troubled debt restructured loans	$17,141	$15,229	$8,321	$7,399	$1,208

The amount of gross interest income that would have been recorded for nonaccrual loans in 2012 if loans had been current in accordance with their original terms was $640,000 and $420,000 for 2011.

Non-Interest Income

The following table shows the components of non-interest income and the percentage changes from 2011 to 2012 and from 2010 to 2011.

Table 6 - Major components of non-interest income (dollars in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2012	2011	2010	2012/2011	2011/2010
Non-interest income:	(dollars in thousands)
Service charges and fees	$9,089	$9,441	$9,889	(4)%	(5)%
Mortgage banking income	2,786	1,789	2,646	56	(32)
Trust fee income	2,842	2,641	2,373	8	11
Bankcard transaction revenue	3,767	3,382	2,921	11	16
Company owned life insurance earnings	1,185	1,151	959	3	20
Net securities gains	206	231	-	11	-
Losses on other real estate owned	(427)	(261)	(65)	64	302
Other	2,973	2,350	1,991	27	30

Total non-interest income	$22,421	$20,724	$20,714	8%	-%

2012 vs. 2011. Total non-interest income increased $1,697,000, or 8%, as higher mortgage banking income, bankcard transaction revenue, trust fee income, company owned life insurance earnings more than offset lower service charges and fees on deposits and higher losses on the sale of other real estate owned property. The $997,000, or 56%, increase in mortgage banking income was driven by a sharp drop in long-term interest rates in 2012, which prompted an increase in demand for home mortgage loan refinancing. Driving the $352,000, or 4%, decrease in service charges was the lower overdraft fees. The $385,000, or 11%, increase in bankcard transaction revenue reflected consumers’ continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products. The Dodd-Frank Act excludes banks under $10 billion in assets from the rule that limits the interchange fees paid by merchants to banks for certain debit card transactions.

2011 vs. 2010. Total non-interest income slightly increased $10,000 as higher bankcard transaction revenue, trust fee income, company owned life insurance earnings and a gain of the sale of securities more than offset lower mortgage banking income, service charges and fees on deposits and higher losses on the sale of other real estate owned property. The $857,000, or 32%, decrease in mortgage banking income was driven by a sharp drop in interest rates in the fourth quarter of 2010, which prompted an increase in demand for home mortgage loan refinancing. While interest rates remain low, 2011 did not continue to see this level of refinancing activity. The $448,000, or 5%, decrease in service charges was the result of the full year effect of the new banking regulations limiting fees charged on overdrafts initiated by electronic transactions, which began in August of 2009. Contributing to the increase in company owned life insurance was the purchase of $6,500,000 in additional policies in 2011. The $461,000, or 16%, increase in bankcard transaction revenue reflected consumers continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products.

Non-Interest Expense

The following table shows the components of non-interest expense and the percentage changes from 2011 to 2012 and from 2010 to 2011.

Table 7 - Major Components of non-interest expense (in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2012	2011	2010	2012/2011	2011/2010
Non-interest expense:	(Dollars in thousands)
Salaries and employee benefits	$22,953	$20,194	$19,398	14%	4%
Occupancy and equipment	5,249	4,897	5,017	7	(2)
Data processing	2,191	1,983	1,830	10	8
Advertising	1,503	1,509	1,168	(0)	29
Electronic banking processing fees	1,525	1,332	1,161	14	15
Outside service fees	1,026	1,037	1,484	(1)	(30)
State bank taxes	2,219	2,051	1,966	8	4
Other real estate owned & loan collection	1,543	1,541	1,436	0	7
Amortization of intangible assets	766	858	1,472	(11)	(42)
FDIC insurance	1,163	1,541	2,242	(25)	(31)
Other	6,200	5,171	5,250	20	(2)

Total non-interest expense	$46,338	$42,114	$42,424	10%	(1)%

2012 vs. 2011. Non-interest expense increased $4,224,000 (10%), to $46,338,000 for 2012, compared to $42,114,000 for 2011. The largest increase in non-interest expense was in the salaries and benefits expense, which increased $2,759,000 (14%) in 2012 compared to 2011. The increase in salaries and benefits included $556,000 in higher accruals for bonuses, $451,000 in higher incentive expense and $335,000 in higher accruals for pension plan expense . The added bonus accrual reflects the end of the TARP restriction on bonus pay for executives, while the increased pension plan expense was the result of a lower discount rate applied to future benefits. The increase in incentive cost was related to the higher mortgage banking income. The largest decrease in non-interest expense was FDIC insurance expense, which decreased $378,000 (25%) in 2012 as compared to 2011. The Bank benefited from the provision of the Dodd-Frank Act that changed the base on which the insurance is calculated from total deposits to total assets.

2011 vs. 2010. Non-interest expense decreased $310,000 (1%), to $42,114,000 for 2011, compared to $42,424,000 for 2010. The largest decrease in non-interest expense was FDIC insurance expense which decreased $701,000 (31%) in 2011 as compared to 2010. The Bank benefited from the provision of the Dodd-Frank Act that changed the base on which the insurance is calculated from total deposits to total assets. The next largest decrease in non-interest expense was in the amortization of intangible assets which decreased $614,000 (42%) in 2011 as compared to 2010. This was the result of the amortization associated with the 2002 transaction with Peoples Bank of Northern Kentucky being fully amortized at the end of 2010. The largest increase in non-interest expense was in the salaries and benefits expense, which increased $796,000 (4%) in 2011 compared to 2010, as a result of normal merit increases. As a result of the exit of the CPP, investment management expects salaries and benefits expense to increase at a higher rate in 2012. The CPP prohibited bonuses and other types compensation from being paid to the five highest paid executives of BKFC.

Tax Expense

2012 vs. 2011 As a result of higher income before taxes, the federal income tax expense increased $214,000 (3%) to $7,123,000 for 2012 compared to $6,909,000 for 2011. The effective tax rate was 28.2% for 2012, a decrease of 1.3% from 29.5% for 2011. The decrease in effective tax rate was a result of increased tax exempt income and an additional tax credit investment which reduced taxes by $299,000 in 2012 as compared to 2011.

2011 vs. 2010 As a result of higher income before taxes, the federal income tax expense increased $2,381,000 (53%) to $6,909,000 for 2011 compared to $4,528,000 for 2010. The effective tax rate was 29.5% for 2011, an increase of 1.6% from 27.9% for 2010. The increase in effective tax rate was a result of income before taxes increasing by 44%, while tax exempt income increased by 18%.

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 8 presents, as of December 31, 2012, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contracts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient.

Table 8 - Contractual obligations (dollars in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$359,061	$238,305	$106,021	$14,735	$-
FHLB advances	10,000	5,000	5,000		-
Subordinated debentures	38,557	-	-	-	38,557
Other notes payable	158	27	63	68	-
Northern Kentucky University arena naming rights	1,714	857	857	-	-
Gateway Community and Technical College naming rights	666	333	333	-	-
Executive pension plan	345	25	74	49	197
Lease commitments	3,662	871	1,295	496	1,000

Total	$414,163	$245,418	$113,643	$15,348	$39,754

(1) Lease commitments represent the total minimum lease payments under non-cancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BKFC’s consolidated balance sheets. Table 9 presents, as of December 31, 2012, the Bank’s significant off-balance sheet commitments.

Table 9 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused lines of credit and loan commitments	$340,919	$204,665	$40,139	$27,257	$68,858
Standby letters of credit	46,336	33,645	10,291	-	2,400
FHLB letters of credit	107,000	107,000	-	-	-

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

On November 8, 2012, the Bank entered into an agreement with Gateway Community and Technical College whereby the College granted to the Bank the naming rights for its new classroom and training center located in Boone County, Kentucky. The Bank committed $1,000,000 to the project, which will be named The Bank of Kentucky Classroom and Training Center. The cost of the naming rights will be amortized over a twenty-year period commencing at the time when the building is officially named, which is expected to take place in 2013.

Further discussion of the Bank’s contractual obligations and off-balance sheet activities is included in Note 16 of BKFC’s consolidated financial statements.

Liquidity and Capital Resources

Liquidity refers to the availability of sufficient levels of cash to fund BKFC’s operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses, meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2012, as discussed in the financial condition section of this Annual Report, the growth in securities and loans were funded by the growth in deposits. At December 31, 2012, the Bank’s customers had available $387,255,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $14,439,000. Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

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

If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. Further, the Bank also has $314,444,000 of securities designated as available-for-sale and an additional $3,015,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2012 to meet known and potential obligations.

As illustrated in BKFC’s statement of cash flows, the net change in cash and cash equivalents from 2012 as compared to 2011 was an increase of $15,868,000. Net income provided $18,145,000 of the $23,660,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in loans of $78,411,000. As discussed in the financial condition section of this Annual Report, the largest source of cash from financing activities came from the increase in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2012, BKFC paid cash dividends of $0.62 per share totaling $4,624,000 on Common Stock. Please see the section entitled “Regulation and Supervision – Dividend Restrictions” under “Item 1” and Note 18 of the financial statements for a discussion on the Bank’s current dividend restrictions.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a Total Risk-Based Ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2012, BKFC’s Leverage Ratio and Total Risk-Based Ratios were 9.00% and 13.28%, respectively, which exceed all required ratios established for bank holding companies.

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

Adoption of New Accounting Standards

In July 2012, the Financial Accounting Standards Board (“FASB”) amended existing guidance for testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on BKFC’s operating results or financial condition.

In September 2011, the FASB amended existing guidance for goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on BKFC’s operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. This update became effective for BKFC for interim and annual reporting periods beginning after December 15, 2011 and did not have a material effect on BKFC’s consolidated financial position or results of operations.

In May 2011, FASB issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update became effective for BKFC for interim and annual reporting periods beginning after December 15, 2011 and did not have a material effect on BKFC’s consolidated financial position or results of operations.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next 12 months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $123,737,000 (6.71%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates. The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing; the movement of certain deposit rate indices in relationship to asset rate indices; and the extent of the decrease in the rate environment.

At December 31, 2012, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative. Over the preceding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $123,737,000 (6.71% of total assets). At December 31, 2012, interest rate sensitive liabilities exceeded interest rate sensitive assets by $139,589,000 (8.00% of total assets).

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

The changes in the estimates of an increasing rate scenario on the net interest income change, as shown below, from 2011 to 2012 were a result of the same influences that increased the liability sensitivity of BKFC’s gap position and show that risk to income from rate changes would be negative in a rising rate environment. Although the gap position is negative, or in a liability sensitive position, the results of the simulation show income would also decline in a falling rate environment. The effects of the estimates for a decreasing rate environment are the results of the current rate environment. In December of 2008, the FRB lowered the targeted federal funds rate to 0.25%, and as a result most short-term deposit interest rates cannot drop 100 basis points while earning assets could in theory decrease by these amounts. The result of this extreme low rate environment is a declining rate scenario which produces a negative impact on earnings.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2012	2011
Increase 200 bp	(3.38)%	(3.27)%
Increase 100 bp	(1.88)	(1.50)
Decrease 100 bp	(5.94)	(5.67)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2012 (dollars in thousands) and shows the contractual repricing intervals, and related average interest rates, for each of the next five years and thereafter. The amounts included in loans exclude ALL, deferred fees, in process accounts and purchase accounting adjustments:

Table 10 - Balance Sheet Repricing data (in thousands)

Repricing in:	2013	2014	2015	2016-2017	Thereafter	Total	Fair Value
Federal Funds Sold	$76,062	-	-	-	-	$76,062	$76,062

Average Interest Rate	0.20%	-	-	-	-	-	-

Interest-Bearing Deposits		$250	-	-	-	$250	$250

Average Interest Rate		1.35%	-	-	-	-	-

Securities	$106,012	$82,107	$53,380	$50,389	$89,399	$381,287	$382,948

Average Interest Rate	1.93%	1.95%	1.86%	2.50%	2.23%	-	-

FHLB Stock	$5,099	-	-	-	-	$5,099	N/A

Average Dividend Rate	4.75%	-	-	-	-	-	-

Loans	$875,252	$148,872	$85,345	$74,738	$28,401	$1,212,608	$1,216,082

Average Interest Rate	4.21%	4.67%	4.50%	4.44%	4.71%	-	-

Liabilities

Savings, NOW, MMA	$859,030	-	-	-	-	$859,030	$859,030

Average Interest Rate	0.24%	-	-	-	0.16%	-	-

CDs and IRAs	$242,746	$83,050	$20,338	$12,794	$133	$359,061	$360,671

Average Interest Rate	0.72%	0.81%	1.24%	1.78%	1.97%	-	-

Borrowings	$41,408	-	-	-	-	$41,408	$41,408

Average Interest Rate	0.25%	-	-	-	-	-	-

Notes Payable	$43,000	$5,000	-	-	$715	$48,715	$45,953

Average Interest Rate	1.86%	1.72%	-	-	2.71%	-	-

Item 8. Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Crestview Hills, Kentucky

FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2012 and 2011 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana

March 7, 2013

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED BALANCE SHEETS

Years ended December 31, 2012 and 2011

(Dollar amounts in thousands, except per share amounts)

	2012	2011
ASSETS
Cash and due from banks	$75,770	$63,046
Federal funds sold and other short-term investments	76,062	72,918
Total cash and cash equivalents	151,832	135,964
Interest bearing deposits with banks	250	250
Available-for-sale securities	314,444	322,512
Held-to-maturity securities
(Fair value of $68,504 and $50,643)	66,843	48,975
Loans held for sale	16,324	8,920
Loans, net of allowance ($16,568 and $18,288)	1,178,841	1,111,666
Premises and equipment-net	22,494	22,827
Federal Home Loan Bank stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles	2,462	3,228
Company owned life insurance	33,808	32,850
Accrued interest receivable and other assets	29,684	30,410

	$1,844,104	$1,744,724
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$351,916	$283,090
Interest bearing deposits	1,218,091	1,215,731
Total deposits	1,570,007	1,498,821
Short-term borrowings	41,408	29,300
Notes payable	48,715	48,739
Accrued expenses and other liabilities	13,534	11,294
	1,673,664	1,588,154
Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized,
7,470,236 (2012) and 7,432,995 (2011) shares issued	3,098	3,098
Additional paid-in capital	35,126	34,121
Retained earnings	128,289	116,038
Accumulated other comprehensive income	3,927	3,313
	170,440	156,570

	$1,844,104	$1,744,724

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

	2012	2011	2010
Interest income
Loans, including related fees	$55,468	$57,752	$61,023
Securities
Taxable	5,440	5,507	4,229
Tax exempt	1,282	1,167	1,035
Other	334	372	395
	62,524	64,798	66,682
Interest expense
Deposits	5,280	8,238	12,066
Borrowings	1,059	1,022	1,207
	6,339	9,260	13,273

Net interest income	56,185	55,538	53,409

Provision for loan losses	7,000	10,750	15,500

Net interest income after provision for loan losses	49,185	44,788	37,909

Non-interest income
Service charges and fees	9,089	9,441	9,889
Mortgage banking income	2,786	1,789	2,646
Trust fee income	2,842	2,641	2,373
Bankcard transaction revenue	3,767	3,382	2,921
Company owned life insurance earnings	1,185	1,151	959
Net securities gains	206	231	-
Other	2,546	2,089	1,926
	22,421	20,724	20,714
Non-interest expense
Salaries and employee benefits	22,953	20,194	19,398
Occupancy and equipment	5,249	4,897	5,017
Data processing	2,191	1,983	1,830
Advertising	1,503	1,509	1,168
Electronic banking processing fees	1,525	1,332	1,161
Outside service fees	1,026	1,037	1,484
State bank taxes	2,219	2,051	1,966
Amortization of intangible assets	766	858	1,472
FDIC insurance	1,163	1,541	2,242
Other	7,743	6,712	6,686
	46,338	42,114	42,424
Income before income taxes	25,268	23,398	16,199

Federal income taxes	7,123	6,909	4,528

Net income	$18,145	$16,489	$11,671

Preferred stock dividend and discount accretion	-	972	2,246
Net income available to common shareholders	$18,145	$15,517	$9,425
Per share data
Earnings per share	$2.43	$2.09	$1.61
Earnings per share, assuming dilution	$2.41	$2.07	$1.61

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

	2012	2011	2010

Net income	$18,145	$16,489	$11,671

Other comprehensive income:
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	1,136	3,892	(88)
Reclassification adjustment for losses (gains)	(206)	(231)	-
Included in net income	-	-	-
Tax effect	316	1,244	30
Net of tax	614	2,417	(58)

Total other comprehensive income (loss)	614	2,417	(58)

Comprehensive income	$18,759	$18,906	$11,613

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2010	$33,226	5,666,707	$3,098	$5,423	$98,432	$954	$141,133

Comprehensive income
Net income					11,671		11,671
Change in net unrealized gain (loss), net of tax						(58)	(58)
Total comprehensive income							11,613
Dividends declared - $0.56 per share					(3,174)		(3,174)
Dividends paid and accrued on preferred stock					(1,682)		(1,682)
Preferred stock repurchased	(17,000)						(17,000)
Stock-based compensation expense				307			307
Issuance of common shares		1,765,588		28,173			28,173
Accretion of preferred stock discount	564				(564)		-

Balance December 31, 2010	16,790	7,432,295	3,098	33,903	104,683	896	159,370

Comprehensive income
Net income					16,489		16,489
Change in net unrealized gain (loss), net of tax						2,417	2,417
Total comprehensive income							18,906
Dividends declared- $.56 per share					(4,162)		(4,162)
Dividends paid and accrued on preferred stock					(762)		(762)
Preferred stock repurchased	(17,000)						(17,000)
Exercise of stock options		700		15			15
Stock-based compensation expense				203			203
Accretion of preferred stock discount	210				(210)		-

Balance December 31, 2011	$-	7,432,995	$3,098	$34,121	$116,038	$3,313	$156,570

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

Years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance December 31, 2011	$-	7,432,995	$3,098	$34,121	$116,038	$3,313	$156,570

Comprehensive income
Net income					18,145		18,145
Change in net unrealized gain (loss), net of tax						614	614
Total comprehensive income							18,759
Dividends declared - $0.79 per share					(5,894)		(5,894)
Dividends paid and accrued on preferred stock
Exercise of stock options		37,241		841			841
Stock-based compensation expense				164			164

Balance December 31, 2012	$-	7,470,236	$3,098	$35,126	$128,289	$3,927	$170,440

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

(Dollar amounts in thousands)

	2012	2011	2010
Cash flows from operating activities
Net income	$18,145	$16,489	$11,671
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization, and accretion	1,544	1,002	822
Net amortization on securities	3,419	2,453	2,300
Provision for loan losses	7,000	10,750	15,500
Amortization of acquisition intangibles	766	858	1,472
Earnings on life insurance	(1,185)	(1,151)	(959)
(Gain)/Loss on sale/write-down of other real estate	485	(261)	67
Mortgage banking income	(2,786)	(1,789)	(2,646)
Proceeds from loans sold	187,525	118,011	142,219
Origination of loans held for sale	(192,143)	(109,863)	(148,054)
Net securities gains	(206)	(231)	-
Stock based compensation expense	164	203	307
Net change in:
Accrued interest receivable and other assets	278	(371)	473
Accrued expenses and other liabilities	654	(901)	(2,987)
Net cash from operating activities	23,660	35,199	20,185

Cash flows from investing activities
Net change in interest bearing balances	-	(150)	-
Proceeds from maturities and principal reductions of held-to-maturity securities	4,735	8,654	4,909
Purchase of held-to-maturity securities	(22,674)	(17,903)	(13,979)
Proceeds from maturities and sales of available-for-sale securities	181,966	216,785	180,770
Purchase of available-for-sale securities	(176,110)	(282,465)	(244,746)
Purchase of company owned life insurance	-	(6,500)	-
Proceeds from company owned life insurance	227	-	-
Loans made to customers, net of principal collections	(78,411)	(28,440)	34,297
Property and equipment expenditures, net	(1,422)	(981)	(1,363)
Proceeds from the sale of other real estate	4,410	3,424	2,671
Net payments in acquisition	-	3,322	-
Net cash from investing activities	(87,279)	(104,254)	(37,441)

Cash flows from financing activities
Net change in deposits	71,186	48,512	79,240
Net change in short-term borrowings	12,108	5,881	1,750
Advances on notes payable	-	-	10,000
Redemption of preferred stock	-	(17,000)	(17,000)
Payments on notes payable	(24)	(22)	(6,020)
Dividends paid on common stock	(4,624)	(4,162)	(3,174)
Proceeds from issuance of common stock		-	28,173
Dividends paid on preferred stock	-	(869)	(1,787)
Proceeds from exercise of stock options	841	15	-

Net cash from financing activities	79,488	32,355	91,182

Net change in cash and cash equivalents	15,867	(36,700)	73,926

Cash and cash equivalents at beginning of year	135,964	172,664	98,738

Cash and cash equivalents at end of year	$151,832	$135,964	$172,664

	2012	2011	2010
Supplemental cash flow information:
Cash paid for interest	$6,889	$10,390	$14,418
Cash paid for income taxes	6,995	6,765	5,000

Supplemental noncash disclosures:
Transfers from loans to other real estate	$4,447	$8,734	$2,152

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Use of Estimates: To prepare financial statements in conformity with U.S. generally accepted principles, management makes estimates and assumptions based on available information. These estimates and assumptions affect the amounts reported in the financial statements and the disclosures provided, and future results could differ. The allowance for loan losses and the fair values of financial instruments are particularly subject to change.

Cash Flows: Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. The Company reports net cash flows for customer loan and deposit transactions, interest-bearing balances with banks, short-term borrowings with maturities of 90 days or less, and property and equipment.

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

In determining OTTI, management considers many factors, including: (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of the issuer, (3) whether the market decline was affected by macroeconomic conditions, and (4) whether the Company has the intent to sell the debt security or more likely than not will be required to sell the debt security before its anticipated recovery. The assessment of whether an other-than temporary decline exists involves a high degree of subjectivity and judgment and is based on the information available to management at a point in time.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Troubled debt restructurings (TDR’s) are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses.

In general, once a modified loan is considered a TDR, the loan will always be considered a TDR, and therefore impaired, until it is paid in full, otherwise settled, sold or charged off. However, the Company’s policy also permits for loans to be removed from TDR status in the years following the restructuring if the following two conditions are met: (1) the restructuring agreement specifies an interest rate equal to or greater than the rate that the Company was willing to accept at the time of the restructuring for a new loan with comparable risk, and (2) the loan is performing in accordance with its restructured terms. To determine if the interest rate is a market rate, management will look at the interest rates on the Bank’s pool of similar risk graded credits. Management will also consider other financial and non-financial factors to determine if a loan can be removed from TDR status.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

If a partially charged-off loan has been restructured in a manner that is reasonably assured of repayment and performance according to prudently modified terms, and has sustained historical payment performance for a reasonable period of time of at least six months prior to and/or after the restructuring, it may be returned to accrual status and classified as a TDR loan. However, in limited situations, the Company may restore the accrual status of a TDR loan under a shorter period of time (versus the aforementioned minimum six month post-restructuring payment performance), if the restructuring coincides with another event which substantially improves a borrower’s financial condition and ability to repay the restructured loan. Such an event might include substantial new leases in a troubled real estate project, significant new sources of business revenues (i.e. new contracts) or significant new equity contributed from a source not financed by the Company. The Company also performs a financial analysis to determine the borrower’s current capacity to repay the loan, as modified before it is returned to accrual status. However, if the above conditions cannot be reasonably met, the loan remains on non-accrual status.

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

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors. For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent 4 years. These loss ratios are calculated from a migration analysis of the charge offs over this period, but excludes the ratios from the most recent six month period as they are not appropriately seasoned. The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the higher of the two loss ratio’s currently used in the allowance calculation. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are consistent within each of the portfolio segments, which have been identified as: commercial, residential real estate, nonresidential real estate, construction, consumer and municipal obligations.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial - Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. Borrowers may be subject to adverse economic conditions that can lead to decreases in product demand; increasing material or other production costs; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services extended; and interruption related to the importing or exporting of production materials or sold products.

Residential Real Estate - Residential real estate loans are secured by 1-4 family residences and are generally owner occupied, the Company generally establishes a maximum loan-to-value ratio. Home equity loans are typically secured by a subordinate interest in 1-4 family residences. These loans are subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area and; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Non Residential Real Estate - Nonresidential real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. These loans are subject to adverse market conditions that cause a decrease in market value or lease ratesand; the potential for environmental impairment and the obsolescence of the location or function.

Construction - Construction loans are underwritten utilizing independent appraisal reviews, absorption rate analysis, lease rates and financial analysis of the developers and property owners. Construction loans are generally based on estimates of costs and value associated with the complete project. These loans are subject to adverse market conditions that cause a decrease in market value or absorption rates and; the potential for environmental impairment. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage, consumer, and credit card loans, and on an individual loan basis for other loans. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for loan losses. The Company’s impairment policies are consistent across all of the loan portfolio segments. Recorded investment excludes accrued interest, due to materiality.

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

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $5,396 and $5,844 of other real estate was owned on December 31, 2012 and 2011, respectively, and included in other assets.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected June 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit, acquired customer relationship, trade name and noncompete agreement intangible assets arising from whole bank, branch and asset management business acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of four to ten years.

Prepaid FDIC Insurance: On September 29, 2009, the Federal Deposit Insurance Corporation (“FDIC”) adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years, as mandated by statute. As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until June 30, 2013, when any amount remaining would be returned to the institution. The prepaid assessment amount was $1,848 and $2,908 on December 30, 2012 and 2011, and is included in other assets.

Repurchase Agreements: Substantially all repurchase agreement liabilities represent amounts advanced by various customers. Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock-Based Compensation: Compensation cost is recognized for stock options and restricted stock units issued to directors and officers, based on the fair value of these awards at the date of grant. For stock options, a Black-Scholes model is utilized to estimate the fair value of stock options. For restricted stocks units the fair value is equal to the stock price on the day the units are granted. Compensation cost is recognized over the required service period, generally defined as the vesting period. For awards with graded vesting, compensation cost is recognized on a straight-line basis over the requisite service period for the entire award.

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

A tax position is recognized as a benefit only if it is “more likely than not” that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. The amount recognized is the largest amount of tax benefit that is greater than 50% likely of being realized on examination. For tax positions not meeting the “more likely than not” test, no tax benefit is recorded. The Company recognizes interest and/or penalties related to income tax matters in income tax expense.

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

December 31, 2012, 2011 and 2010

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

Derivative Financial Instruments: As a result of loans acquired through the Integra acquisition in the fourth quarter of 2009, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. The agreements are considered standalone derivatives and changes in the fair value of derivatives are reported in earnings as noninterest income.

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

Earnings Per Common Share: Basic earnings per common share is net income available to common shareholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options, restricted stock units, and warrants. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

Retirement Plans: Employee 401(k) and profit sharing plan expense is the amount of matching contributions. Deferred compensation and supplemental retirement plan expense allocates the benefits over years of service.

Adoption of New Accounting Standards: In July 2012, the FASB amended existing guidance for testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more likely than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

In September 2011, the FASB amended existing guidance for goodwill impairment testing. The amendment permits an assessment of qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing these events or circumstances, it is concluded that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in this guidance are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In June 2011, the FASB amended existing guidance and eliminated the option to present the components of other comprehensive income as part of the statement of changes in shareholders’ equity. The amendment requires that comprehensive income be presented in either a single continuous statement or in two separate consecutive statements. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material effect on the Company's consolidated financial position or results of operations.

In May 2011, the Financial Accounting Standards Board (“FASB”) issued an amendment to achieve common fair value measurement and disclosure requirements between U.S. and International accounting principles. Overall, the guidance is consistent with existing U.S. accounting principles; however, there are some amendments that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements. This update became effective for the Company for interim and annual reporting periods beginning after December 15, 2011 and did not have a material effect on the Company's consolidated financial position or results of operations.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
2012
U.S. Government, federal agencies and Government sponsored enterprises	$127,416	$1,130	$(69)	$128,477
U.S. Government mortgage-backed	180,019	4,972	(84)	184,907
Corporate	1,060	-	-	1,060

	$308,495	$6,102	$(153)	$314,444

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
2011

U.S. Government, federal agencies and Government sponsored enterprises	$168,104	$1,368	$(12)	$169,460
U.S. Government mortgage-backed	148,329	3,727	(64)	151,992
Corporate	1,060	-	-	1,060

	$317,493	$5,095	$(76)	$322,512

All mortgage-backed securities are secured by residential properties.

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2012
Municipal and other obligations	$66,843	$1,900	$(239)	$68,504

2011
Municipal and other obligations	$48,975	$1,693	$(25)	$50,643

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and amortized cost, if different, at year-end 2012 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$-	$-	$3,015	$3,033
Due after one year through five years	54,060	54,630	34,949	35,963
Due after five years through ten years	74,416	74,907	28,879	29,508
Due after ten years	-	-	-	-
Mortgage-backed	180,019	184,907	-	-

	$308,495	$314,444	$66,843	$68,504

At December 31, 2012 and 2011, securities with a carrying value of $368,504 and $342,288 were pledged to secure public deposits and repurchase agreements.

The proceeds from sales and calls of securities and the associated gains are listed below:

	2012	2011	2010

Proceeds	$6,944	$13,598	$-
Gross gains	206	231	-
Gross losses	-	-	-

The tax provision related to these net realized gains and losses was $72, $81, and $0, respectively.

Securities with unrealized losses at year-end 2012 and 2011, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
2012
U.S. Gov’t., federal agencies and Government sponsored enterprises	$11,877	$(69)	$-	$-	$11,877	$(69)
U.S Gov’t. mortgage-backed	18,142	(84)	-	-	18,142	(84)
Municipal & other obligations	15,056	(239)	-	-	15,056	(239)

Total temporarily impaired	$45,075	$(392)	$-	$-	$45,075	$(392)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss

2011
U.S. Gov’t., federal agencies and Government sponsored enterprises	$18,734	$(12)	$-	$-	$18,734	$(12)
U.S Gov’t. mortgage-backed	36,707	(64)	-	-	36,707	(64)
Municipal & other obligations	3,225	(24)	388	(1)	3,613	(25)
Total temporarily impaired	$58,666	$(100)	$388	$(1)	$59,054	$(101)

As of December 31, 2012, the Bank’s security portfolio consisted of 237 securities, 28 of which were in an unrealized loss position; totaling $392. There was no other-than-temporary-impairment of securities as of or for the year ended December 31, 2012. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS

Year-end loans were as follows:

	2012	2011

Commercial	$201,384	$193,176
Residential real estate	278,286	266,268
Nonresidential real estate	573,101	523,485
Construction	104,498	104,788
Consumer	16,447	16,618
Municipal obligations	23,128	27,066
Gross loans	1,196,844	1,131,401
Less: Deferred loan origination fees and discount	(1,435)	(1,447)
Allowance for loan losses	(16,568)	(18,288)

Net loans	$1,178,841	$1,111,666

Certain of the Company’s directors are loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2012

Beginning balance	$3,973
Effect of change in composition of board	(350)
New loans and advances on lines of credit	15,431
Loan payments	(15,779)

Ending balance	$3,275

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2012 and 2011:

			Non
		Residential	Residential			Municipal
December 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	303	3,831	1,955	(187)	1,070	28	7,000
Loans charged off	(975)	(2,196)	(2,817)	(3,554)	(941)	-	(10,483)
Recoveries	181	46	239	1,004	293	-	1,763

Total ending allowance balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,266	$970	$2,540	$1,369	$120	$-	$6,265
Collectively evaluated for impairment	1,450	3,302	4,451	595	464	41	10,303

Total ending allowance balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568

Loans
Loans individually evaluated for impairment	$1,840	$8,666	$18,076	$5,154	$120	$-	$33,856
Loans collectively evaluated for impairment	199,544	269,620	555,025	99,344	16,327	23,128	1,162,988

Total ending loan balance	$201,384	$278,286	$573,101	$104,498	$16,447	$23,128	$1,196,844

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

			Non
		Residential	Residential			Municipal
December 31, 2011	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,440	$2,431	$8,126	$3,150	$166	$55	$17,368
Provision for loan losses	1,919	1,330	3,400	3,616	527	(42)	10,750
Loans charged off	(2,236)	(1,214)	(4,076)	(2,066)	(908)	-	(10,500)
Recoveries	84	44	164	1	377	-	670

Total ending allowance balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Ending allowance balance attributable to loans
Individually evaluated for impairment	$224	$477	$2,994	$3,748	$-	$-	$7,443
Collectively evaluated for impairment	2,983	2,114	4,620	953	162	13	10,845

	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Loans
Loans individually evaluated for impairment	$917	$6,100	$20,390	$7,854	$-	$-	$35,261
Loans collectively evaluated for impairment	192,259	260,168	503,095	96,934	16,618	27,066	1,096,140

Total ending loan balance	$193,176	$266,268	$523,485	$104,788	$16,618	$27,066	$1,131,401

Activity in the allowance for loan losses as of December 31, 2010 was as follows:

December 31, 2010
Beginning balance	$15,153
Provision charged to operations	15,500
Loans charged off	(14,006)
Recoveries	721

Ending balance	$17,368

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
Commercial	$28	$28	$-	$204	$-	$-
Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	-	-	-	211	-	-
Other	1,922	1,679	-	2,109	-	-
Nonresidential real estate
Owner occupied properties	-	-	-	623	-	-
Non owner occupied properties	5,056	4,551	-	3,417	-	-
Construction	-	-	-	256	-	-
Consumer	-	-	-	-	-	-
	7,056	6,308	-	6,870	-	-
With an allowance recorded
Commercial	1,812	1,812	1,266	1,075	20	18
Residential real estate
Home equity lines of credit	766	566	212	511	15	15
Multifamily properties	1,320	1,320	248	942	33	33
Other	5,196	5,051	510	3,670	121	106
Nonresidential real estate
Owner occupied properties	9,142	8,190	1,644	8,903	250	248
Non owner occupied properties	5,876	5,335	896	6,731	194	156
Construction	6,274	5,154	1,369	7,315	207	193
Consumer	120	120	120	15	1	1
	30,506	27,548	6,265	29,162	841	770

Total	$37,562	$33,856	$6,265	$36,032	$841	$770

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
Commercial	$350	$310	$-	$341	$-	$-
Residential real estate
Home equity lines of credit	50	50	-	6	-	-
Multifamily properties	538	538	-	80	-	-
Other	1,703	1,703	-	1,444	-	-
Nonresidential real estate
Owner occupied properties	1,101	1,101	-	635	-	-
Non owner occupied properties	2,122	2,116	-	1,013	-	-
Construction	356	319	-	570	-	-
	6,220	6,137	-	4,089	-	-

With an allowance recorded
Commercial	733	607	224	1,718	18	10
Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	800	42	28
Other	3,859	3,809	477	2,663	78	73
Nonresidential real estate
Owner occupied properties	10,771	9,798	1,477	4,556	166	106
Non owner occupied properties	8,476	7,375	1,517	9,933	284	263
Construction	8,267	7,535	3,748	7,934	278	262
	32,106	29,124	7,443	27,604	866	742

Total	$38,326	$35,261	$7,443	$31,692	$866	$742

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2012 and 2011 by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans Not
	past due	past due	Nonaccrual	past due	Total
December 31, 2012
Commercial	$1,668	$-	$740	$198,976	$201,384
Residential real estate
Home equity lines of credit	476	-	775	98,806	100,057
Multifamily properties	-	-	-	48,558	48,558
Other residential real estate	6,615	17	4,468	118,571	129,671
Nonresidential real estate
Owner occupied properties	2,809	-	7,000	278,362	288,171
Non owner occupied properties	2,788	-	5,138	277,004	284,930
Construction	738	-	1,075	102,685	104,498
Consumer
Credit card balances	32	22	-	6,905	6,959
Other consumer	5	-	48	9,435	9,488
Municipal obligations	-	-	-	23,128	23,128

Total	$15,131	$39	$19,244	$1,162,430	$1,196,844

	Loans	Loans over
	30-90 days	90 days		Loans Not
	past due	past due	Nonaccrual	past due	Total
December 31, 2011
Commercial	$692	$74	$1,175	$191,235	$193,176
Residential real estate
Home equity lines of credit	1,094	-	910	92,676	94,680
Multifamily properties	-	-	-	36,756	36,756
Other residential real estate	5,854	112	4,415	124,451	134,832
Nonresidential real estate
Owner occupied properties	2,623	-	2,270	247,875	252,768
Non owner occupied properties	3,942	-	4,358	262,417	270,717
Construction	265	-	1,897	102,626	104,788
Consumer
Credit card balances	60	32	-	6,400	6,492
Other consumer	37	1	626	9,462	10,126
Municipal obligations	-	-	-	27,066	27,066

Total	$14,567	$219	$15,651	$1,100,964	$1,131,401

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $2,498 and $2,074 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2012 and December 31, 2011, respectively. Troubled debt restructurings totaled $17,141 and $15,229 as of December 31, 2012 and December 31, 2011, respectively. The Company has not committed to lend additional amounts as of December 31, 2012 and December 31, 2011 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2012 and 2011:

	2012			2011
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	3	$1,186	$1,177	-	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-
Other residential real estate	4	1,182	1,180	2	667	667
Nonresidential real estate
Owner occupied properties	2	210	208	3	8,138	7,989
Non owner occupied properties	2	2,954	2,804	3	4,654	4,650
Construction	5	3,205	2,927	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	16	$8,737	$8,296	8	$13,459	$13,306

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The sixteen restructured notes added during 2012 for $8,296 were added as performing troubled debt restructured loans. The eight restructured notes added in 2011 for a total of $13,306 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $1,385 and resulted in charge-offs of $0 during the fourth quarter ending December 31, 2012 and charge offs of $1,112 for the year ending December 31, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2012:

Troubled Debt Restructurings

That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	1	$152
Residential real estate
Home equity lines of credit
Multifamily properties	-	-
Other residential real estate	1	465
Nonresidential real estate
Owner occupied properties	2	6,591
Non owner occupied properties	3	3,081
Construction	3	1,695
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	10	$11,984

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $176, and resulted in charge-offs of $2,690 for the year ending December 31, 2012.

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

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

As of December 31, 2012 and 2011, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2012
Commercial	$188,686	$8,469	$4,229	$-	$-	$201,384
Residential real estate
Home equity lines of credit	10,840	999	1,388	-	86,830	100,057
Multifamily properties	45,329	99	3,130	-	-	48,558
Other residential real estate	35,922	1,146	10,477	-	82,126	129,671

Nonresidential real estate
Owner occupied properties	258,816	13,648	15,707	-	-	288,171
Non owner occupied properties	264,442	8,098	12,390	-	-	284,930
Construction	96,154	2,264	6,080	-	-	104,498

Consumer
Credit card balances	-	-	-	-	6,959	6,959
Other consumer	-	-	141	-	9,347	9,488
Municipal obligations	23,128	-	-	-	-	23,128

Total	$923,317	$34,723	$53,542	$-	$185,262	$1,196,844

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2011
Commercial	$170,394	$9,684	$13,098	$-	$-	$193,176
Residential real estate
Home equity lines of credit	-	712	976	84	92,908	94,680
Multifamily properties	36,115	103	538	-	-	36,756
Other residential real estate	38,725	1,357	10,843	-	83,907	134,832

Nonresidential real estate
Owner occupied properties	221,941	7,754	23,073	-	-	252,768
Non owner occupied properties	246,614	8,902	15,201	-	-	270,717
Construction	90,297	3,398	11,093	-	-	104,788

Consumer
Credit card balances	-	-	-	-	6,492	6,492
Other consumer	-	-	22	-	10,104	10,126
Municipal obligations	27,066	-	-	-	-	27,066

Total	$831,152	$31,910	$74,844	$84	$193,411	$1,131,401

Loans listed as not rated are included in groups of homogeneous loans. These loans are evaluated based on delinquency status.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2012	2011

Land and improvements	$7,920	$8,166
Leasehold improvements	2,747	1,809
Buildings	18,718	19,257
Furniture, fixtures and equipment	11,849	11,144
Total	41,234	40,374
Accumulated depreciation	(18,740)	(17,549)

Net premises and equipment	$22,494	$22,827

Year-end depreciation expense was $1,755, $1,691, and $1,781 for 2012, 2011, and 2010, respectively. Depreciation expense for 2011 included $50 impairment expense for the Walton banking center. This property was sold in 2012 for a loss of $15.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 5 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill

There was no change in Goodwill in 2012. Goodwill increased $134 in 2011 as a result of the United Kentucky Bank acquisition.

Acquisition Intangibles

Acquisition intangibles were as follows as of year-end:

	2012		2011
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$3,595	$2,031	$3,595	$1,583
Trade name intangibles	165	156	165	137
Non-compete agreement intangibles	320	303	320	266
Other customer relationship intangibles	2,650	1,778	2,650	1,516

Total	$6,730	$4,268	$6,730	$3,502

Aggregate amortization expense was $766, $858, and $1,472 for 2012, 2011 and 2010, respectively.

Estimated amortization expense for each of the next five years:

2013	$615
2014	487
2015	403
2016	332
2017	249

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 6 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $133,627 and $141,963 at year-end 2012 and 2011.

Scheduled maturities of time deposits are as follows:

2013	$238,305
2014	84,546
2015	21,475
2016	6,834
2017	7,901
$359,061

Deposits from directors and their affiliates at year-end 2012 and 2011 were $13,410 and $11,024, comprising 0.85% and 0.74% of total deposits at those dates.

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2012	2011

FHLB advance	$20,000	$-
Retail repurchase agreements	21,408	29,300

	$41,408	$29,300

Information regarding repurchase agreements for the years ended December 31, 2012 and 2011 is presented below:

	2012	2011

Average balance during the year	$25,823	$25,302

Maximum month end balance during the year	32,593	29,300

Average rate paid during the year	0.30%	0.41%

Year-end weighted average rate	0.26%	0.31%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	2012	2011

FHLB advances	$10,000	$10,000
Subordinated debentures	38,557	38,557
Other notes payable	158	182

	$48,715	$48,739

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2012	2011
Fixed rate advances with maturity in 2013 and an interest rate of 1.35%	$5,000	$5,000
Fixed rate advances with maturity in 2014 and an interest rate of 1.72%	5,000	5,000

	$10,000	$10,000

In March 2008, The Bank of Kentucky, a wholly-owned subsidiary of the Company, issued $20,000 of LIBOR plus 1.75% floating rate subordinated debenture to USB Capital Resources, Inc. The debenture may be redeemed after March 2013 at face value. Final maturity is March of 2018. The subordinated debentures are classified as liabilities on the Consolidated Balance Sheets and are considered Tier 2 capital for regulatory capital purposes.

In May of 2007, The Bank of Kentucky Capital Trust II (“the Trust”), a trust subsidiary of the Company, issued $18,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities “Trust Preferred Securities” as part of a pooled offering. The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2011 at face value. The final maturity date is May of 2037. The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557 aggregate principal amount of junior subordinated debentures issued by the Company. These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037. The subordinated debentures are classified as liabilities on the Consolidated Balance Sheets and are considered as Tier 1 capital for regulatory capital purposes, subject to certain limitations. The Company is not considered the primary beneficiary of this Trust (variable interest entity). Therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 9 - PREFERRED STOCK

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

On December 22, 2010, the Company repurchased $17 million of the outstanding $34 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in February 2009 to the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program.

On November 23, 2011, the Company repurchased the final $17 million of the original outstanding $34 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in February 2009 to the U.S. Department of the Treasury pursuant to the Troubled Asset Relief Program Capital Purchase Program.

The Warrant to purchase 274,784 shares of common stock was still outstanding as of December 31, 2012.

NOTE 10 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $249, $227, and $210 for the years ended December 31, 2012, 2011 and 2010, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $3,773 and $2,947 at December 31, 2012 and 2011, respectively. Expense related to the program was $850, $515, and $487 for the years ended December 31, 2012, 2011 and 2010.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

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

Stock Option Plan

The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant. For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The options’ lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $97, $203, and $307 for 2012, 2011 and 2010, respectively. The total income tax benefit was $0, $0, and $0.

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

There have been no options granted in 2012, 2011, or 2010.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

A summary of the activity in the stock option plan for 2012 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	456,645	$25.24
Granted	-	-
Exercised	37,241	21.75
Forfeited or expired	71,380	26.00
Outstanding at end of year	348,024	$25.44	2.75	$344
Exercisable at end of year	293,605	$25.58	2.53	$257

The Company expects approximately 49 of the nonvested shares to become exercisable.

Information related to the stock option plan during each year follows:

	2012	2011	2010

Intrinsic value of options exercised	$84	$4	$-
Cash received from option exercises	810	15	-
Tax benefit realized from option exercises	31	1	-
Weighted average fair value/share of options granted	-	-	-

As of December 31, 2012, there was $89 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.44 years.

Restricted Stock Units

The specific terms of each restricted stock unit (“RSU”) award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of the stock was determined using the total number of RSUs granted multiplied by the fair market value of a share of Company stock at the grant date. RSU’s are fully vested on the first anniversary of the grant date.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2012	-	$-
Granted	4,185	25.80
Vested	-	-
Forfeited	-	-

Nonvested at December 31, 2012	4,185	$25.80

The Company recorded RSU expense of $67,000 in 2012. As of December 31, 2012, there was $41,000 of total unrecognized compensation cost related to nonvested shares granted under the RRP. The cost is expected to be recognized in 2013.

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2012	2011	2010
Income tax/(benefit)
Currently payable	$7,275	$7,445	$5,300
Deferred	(152)	(536)	(772)
	$7,123	$6,909	$4,528

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

	2012	2011	2010
Statutory rate applied to income before income taxes	$8,844	$8,189	$5,669
Tax exempt income	(903)	(785)	(668)
Company owned life insurance income	(407)	(393)	(325)
Incentive stock options	34	71	107
Low-income housing tax credit	(547)	(248)	(249)
Other	102	75	(6)
	$7,123	$6,909	$4,528

Year-end deferred tax assets and liabilities were due to the following factors:

	2012	2011
Deferred tax assets from:
Allowance for loan losses	$5,799	$5,642
Benefit plans	1,749	1,312
Premises and equipment	828	868
Net operating loss carryforward	3,131	3,430
Acquisition intangibles	430	485
Other	675	491
	12,612	12,228
Deferred tax liabilities for:
FHLB stock dividends	(966)	(966)
Acquisition intangibles	(2,776)	(2,534)
Net unrealized gain on available for sale securities	(2,023)	(1,706)
Other	(52)	(62)
	(5,817)	(5,268)
Net deferred tax asset	$6,795	$6,960

At year-end 2012, the Company had net operating loss carry forwards from its 2007 acquisition of approximately $8,945, which expire beginning in 2022 and have an annual limitation by IRC section 382. No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before expiration.

The Company had no unrecognized tax benefits as of January 1, 2012 and 2011 and did not recognize any increase in unrecognized benefits during 2012 or 2011 relative to any tax positions taken in 2012 and 2011. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2012 and 2011. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2008.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2012	2011	2010
Basic
Net income available to common shareholders	$18,145	$15,517	$9,425

Weighted average common shares outstanding	7,462,528	7,432,693	5,858,619

Basic earnings per common share	$2.43	$2.09	$1.61

Diluted
Net income available to common shareholders	$18,145	$15,517	$9,425

Weighted average common shares outstanding for basic earnings per common share	7,462,528	7,432,693	5,858,619
Add: Dilutive effects of assumed exercises of stock options	11,972	4,741	-
Add: Dilutive effects of assumed exercise of stock warrant	69,800	40,768	-

Average shares and dilutive potential common shares	7,544,300	7,478,202	5,858,619

Diluted earnings per common share	$2.41	$2.07	$1.61

Stock options for 239,225, 378,950, and 523,730 shares of common stock were not considered in computing diluted earnings per common share for 2012, 2011 and 2010 because they were antidilutive. Also, 274,784 warrants were considered in computing diluted earnings per common share for 2012 and 2011, but not in 2010 because they were antidilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2026. Some of these leases are with members of the Bank’s Board of Directors or companies they control, these leases were originated at market terms at the date of inception. Expense for leased premises was $947, $839, and $870 for 2012, 2011 and 2010, respectively. Minimum lease payments at December 31, 2012 for all non-cancelable leases were as follows:

2013	$871
2014	763
2015	532
2016	282
2017	214
Thereafter	1,000

Total minimum lease payments	$3,662

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2012		2011
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans (at market rates)	$6,115	$8,324	$6,354	$9,304
Unused lines of credit	-	340,919	-	306,262
Unused letters of credit	-	46,336	-	49,229

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 3.25% to 5.25% in 2012 and 4.25% to 6.00% in 2011.

At December 31, 2012 and 2011, the Bank was required to have $10,997 and $8,460, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

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

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (continued)

The cost of the naming rights is being amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2009. The Company recorded $300 in expense for these naming rights in 2012, 2011 and 2010, the year end balances for this asset was $2,986 and $2,429 at December 31, 2012 and 2011, respectively.

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1,000 to the project, which has been named The Bank of Kentucky Field. The cost of the naming rights are being amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008. The Company recorded $40 in expense for these naming rights in 2012, 2011 and 2010, the year end balances for this asset was $827 and $667 at December 31, 2012 and 2011 respectively.

On November 8, 2012, the Bank entered into an agreement with Gateway Community and Technical College whereby the College granted to the Bank the naming rights for the new classroom and training center located in Boone County Kentucky. The Bank committed $1,000 to the project, which will be named The Bank of Kentucky Classroom and Training Center. The cost of the naming rights will be amortized over a twenty year life commencing when the building is officially named, which is expected to take place in 2013. The Company expects to record $50 in expense annually beginning with the dedication of the building. The year end balance for this asset was $334 at December 31, 2012.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 15 - INTEREST RATE CONTRACTS

As a result of loans acquired through the Integra Bank transaction in the fourth quarter of 2010, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no material net earnings impact. The notional amount of interest rate swaps at December 31, 2012 was $50,771 and $30,871 on December 31, 2011 with maturities ranging from one to seven years. The current fair value of these swaps was $1,926 and $1,349 at December 31, 2012 and 2011, respectively, and is included in other assets and other liabilities for the value of each of the swaps.

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

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2012, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2012 and 2011, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

There have been no subsequent conditions or events that management believes have changed the institution's category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and Bank’s capital amounts and ratios, at December 31, 2012 and 2011 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2012
Total Capital to risk weighted assets	$193,556	13.28%	$116,568	8.00%	$	N/A	N/A
Consolidated
Bank	192,681	13.22%	116,599	8.00%		145,748	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$156,988	10.77%	$58,284	4.00%	$	N/A	N/A
Bank	156,113	10.71%	58,299	4.00%		87,449	6.00%

Tier 1 (Core) Capital to average assets
Consolidated	$156,988	9.00%	$69,810	4.00%	$	N/A	N/A
Bank	156,113	8.98%	69,539	4.00%		86,924	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount		Ratio
2011
Total Capital to risk weighted assets
Consolidated	$180,043	12.95%	$111,193	8.00%	$	N/A	N/A
Bank	179,253	12.91%	111,101	8.00%		138,877	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$142,658	10.26%	$55,596	4.00%	$	N/A	N/A
Bank	141,882	10.22%	55,551	4.00%		83,326	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$142,658	8.45%	$67,569	4.00%	$	N/A	N/A
Bank	141,882	8.43%	67,298	4.00%		84,123	5.00%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2012 the Bank could pay $20,027 without regulatory approval.

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE

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

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$128,477	$-	$128,477	$-
U.S. government agency mortgage backed	184,907	-	184,907	-
Corporate	1,060	-	-	1,060
Derivatives	1,926	-	1,926	-
Total	$316,370	$-	$315,310	$1,060

Liabilities
Derivatives	$1,926	$-	$1,926	$-
Total	$1,926	$-	$1,926	$-

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$169,460	$-	$169,460	$-
U.S. government agency mortgage backed	151,992	-	151,992	-
Corporate	1,060	-	-	1,060
Derivatives	1,349	-	1,349	-
Total	$323,861	$-	$322,801	$1,060

Liabilities
Derivatives	$1,349	$-	$1,349	$-
Total	$1,349	$-	$1,349	$-

There were no transfers between Level 1 and Level 2 during 2012 or 2011.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended December 31, 2012.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended December 31, 2012 for Level 3 assets and liabilities that are still held at December 31, 2012.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31 (in thousands):

Corporate Securities
	12/31/12	12/31/11

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings
Included in other comprehensive income
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at December 31	$1,060	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$1,060	Discounted cash flow	Probability of default	0%

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

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

Assets and Liabilities Measured on a Non-Recurring Basis (Dollars in thousands) Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$546	$-	$-	$546
Nonresidential real estate		-
Owner occupied properties	6,346	-	-	6,346
Non owner occupied properties	2,788	-	-	2,788
Residential real estate
Home equity lines of credit	354	-	-	354
Multifamily properties	1,072	-	-	1,072
Other	4,541	-	-	4,541
Construction	2,657	-	-	2,657
Other real estate owned
Residential	396	-	-	396
Non-Residential	2,683	-	-	2,683
Total	$21,383	$-	$-	$21,383

		Fair Value Measurements at
		December 31, 2011 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$383	$-	$-	$383
Nonresidential real estate		-
Owner occupied properties	8,320	-	-	8,320
Non owner occupied properties	5,858	-	375	5,483
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	3,332	-	1,832	1,500
Construction	3,787	-	214	3,573
Other real estate owned
Residential	200	-	-	200
Non-residential	-	-	-	-
Total	$21,880	$-	$2,421	$19,459

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $27,548 with a valuation allowance of $6,265, resulting in a decrease in provision for loan losses of $1,178 for 2012. As of December 31, 2011, impaired loans had a gross carrying amount of $29,124, with a valuation allowance of $7,443, resulting in an increase in provision for loan losses of $1,699.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $3,079, which is made up of the outstanding balance of $3,728, net of a valuation allowance of $649 at December 31, 2012 resulting in a write-down of $369, for the year ended December 31, 2012. At December 31, 2011, other real estate owned had a net carrying amount of $200, made up of the outstanding balance of $286, net of a valuation allowance of $86, resulting in a write-down of $86 for the year ended December 31, 2011.

Values for collateral dependent loans and other real estate owned are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  The market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final fair value is based on a reconciliation of these three approaches. Values for non real estate collateral, such as business equipment, are based on the licensed real estate appraisals valuation or the customers financial statements. Values for the non real estate collateral use much higher discounts than does real estate collateral. This is reflected in the high discount rate used on Commercial loans which have a much higher percentage of equipment collateral than other loan types have.

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$546	Cost, sales, income approach	Adjustment for comparable propertiesor equipment, market conditions	0-100% (62%)
Nonresidential real estate
Owner occupied properties	8,243	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-80% (6%)
Non owner occupied properties	2,742	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-80% (10%)
Residential real estate
Home equity lines of credit	354	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (27%)
Multifamily properties	1,072	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0% (0%)
Other	4,541	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (10%)
Construction	3,785	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-80% (14%)
Total	$21,283

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2012 and December 31, 2011 are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$151,832	$151,832	$-	$-	$151,832
Interest-bearing deposits with banks	250	250	-	-	250
Securities available-for-sale	314,444	-	313,384	1,060	314,444
Securities held-to-maturity	66,843	-	68,504	-	68,504
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	16,324	-	16,324	-	16,324
Loans, net	1,178,841	-	-	1,182,273	1,182,273
Accrued interest receivable	4,259	-	1,447	2,812	4,259
Derivative assets	1,926		1,926	-	1,926
Financial liabilities
Deposits	$(1,570,007)	$(1,210,925)	$(360,671)	$-	$(1,571,596)
Short-term borrowings	(41,408)	-	(41,408)	-	(41,408)
Notes payable	(48,721)	-	(22,392)	(17,192)	(39,584)
Accrued interest payable	(1,031)	-	(1,018)	(13)	(1,031)
Standby letters of credit	(271)	-	-	(271)	(271)
Derivative liabilities	(1,926)	-	(1,926)	-	(1,926)

		Fair Value Measurements at
		December 31, 2011 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$135,964	$135,964	$-	$-	$135,964
Interest-bearing deposits with banks	250	-	250	-	250
Securities available-for-sale	322,512	-	321,452	1,060	322,512
Securities held-to-maturity	48,975	-	50,643	-	50,643
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	8,920	-	8,920	-	8,920
Loans, net	1,111,666	-	1,093,529	19,259	1,112,788
Accrued interest receivable	4,887	-	4,887	-	,887
Derivative assets	1,349	-	1,349	-	1,349
Financial liabilities
Deposits	$(1,498,821)	$(1,092,434)	$(408,859)	$-	$(1,501,293)
Short-term borrowings	(29,300)	-	(29,300)	-	(29,300)
Notes payable	(48,739)	-	(27,477)	(18,476)	(45,953)
Accrued interest payable	(1,582)	-	(1,582)	-	(1,582)
Standby letters of credit	(263)	-	(263)	-	(263)
Derivative liabilities	(1,349)	-	(1,349)	-	(1,349)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

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

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

Interest-bearing deposits with banks: The carrying amount of interet-bearing deposits equivalents approximate fair value and are classified a Level 1.

Federal Home Loan Bank stock: It is not practicable to determine the fair value of Federal Home Loan Bank stock due to restrictions placed on its transferability.

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a Level 2 classification.

Loans, net: For variable rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a Level 3 classification. Fair values for other loans are estimated using discounted cash flow analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a Level 3 classification. Impaired loans are valued at the lower of cost or fair value as described previously. The methods utilized to estimate the fair value of loans do not necessarily represent an exit price.

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 2 or Level 3 classification consistent with the classification of the asset/liability with which they are associated.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amount) resulting in either a Level 1 or Level 2 classification. The carrying amounts of variable rate, fixed-term money market accounts and certificates of deposit approximate their fair values at the reporting date resulting in either a Level 2 or Level 3 classification. Fair values for fixed rate certificates of deposit are estimated using a discounted cash flows calculation that applies interest rates currently being offered on certificates to a schedule of aggregated expected monthly maturities on time deposits resulting in a Level 3 classification.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (continued)

Short-term borrowings: The carrying amounts of short-term borrowings, generally maturing within ninety days, approximate their fair values resulting in a Level 2 classification.

Notes payable: The carrying amounts of borrowings under repurchase agreements approximate their fair values resulting in a Level 2 classification. The fair values of the Company’s long-term borrowings are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 2 classification. The fair values of the Company’s subordinated debentures are estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a Level 3 classification.

Standby letters of credit and off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing. The fair value of commitments is not material. Estimated fair value of standby letters of credit are based on their current unearned fee balance. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2012 and 2011

	2012	2011
Assets
Cash	$1,541	$221
Investment in bank subsidiary	187,565	173,795
Investment in unconsolidated trust	557	557
Other assets	617	571

	$190,280	$175,144
Liabilities and shareholders’ equity
Subordinated debentures	$18,557	$18,557
Other liabilities	1,283	17
Total liabilities	19,840	18,574

Shareholders’ equity	170,440	156,570

	$190,280	$175,144

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010

Dividends from subsidiary	$5,500	$19,500	$3,000
Interest expense	(355)	(326)	(330)
Operating expenses	(381)	(405)	(520)
Tax benefit	224	185	188

Income before equity in undistributed income of the Bank	4,988	18,954	2,338

Equity in undistributed income (dividends in excess of earnings) of the Bank	13,157	(2,465)	9,333

Net income	$18,145	$16,489	$11,671

Preferred stock dividend and discount accretion	-	(972)	(2,246)

Net income available to common shareholders	$18,145	$15,517	$9,425

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2012, 2011 and 2010

	2012	2011	2010
Cash flows from operating activities
Net income	$18,145	$16,489	$11,671
Adjustments to reconcile net income to net cash from operating activities
(Equity in undistributed income)/dividends in excess of earnings	(13,157)	2,465	(9,333)
Other changes	113	120	430
Net cash from operating activities	5,101	19,074	2,768

Cash flows from investing activities
Contribution to Bank	-	-	(9,000)
Net cash from investing activities	-	-	(9,000)

Cash flows from financing activities
Net change in short-term borrowings	-	-	-
Proceeds from issuance of common stock	-	-	28,173
Redemption of preferred stock	-	(17,000)	(17,000)
Dividends paid on common stock	(4,624)	(4,162)	(3,174)
Dividends paid on preferred stock	-	(869)	(1,787)
Exercise of stock options	841	15	-

Net cash from financing activities	(5,051)	(22,016)	6,212

Net change in cash	1,320	(2,942)	(20)

Cash at beginning of year	221	3,163	3,183

Cash at end of year	$1,541	$221	$3,163

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income components and related tax effects were as follows:

	2012	2011	2010
Unrealized holding gains on available-for-sale securities	$1,136	$3,892	$(88)
Reclassification adjustment for losses (gains) realized in income	(206)	(231)	-
Net unrealized gains (losses)	930	3,661	(88)
Tax effect	316	1,244	(30)

	$614	$2,417	$(58)

The following is a summary of the accumulated other comrehenive income balances, net of tax:

	Balance at December 31, 2011	Current year change	Balance at December 31, 2012
Unrealized gains (losses) on securities available for sale	$3,313	$614	$3,927

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012, 2011 and 2010

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - SELECTED QUARTERLY DATA (Unaudited)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2012 and 2011.

	2012
			Net	Provision	Net Income	Earnings Per
	Interest	Interest	Interest	for Loan	Available to	Common Share
	Income	Expense	Income	Losses	Common Shareholders	Basic	Diluted
Quarter ended
March 31	$15,688	$1,844	$13,844	$1,800	$4,515	$.61	$.60
June 30	15,661	1,614	14,047	1,700	4,424	.59	.59
September 30	15,433	1,471	13,962	2,200	4,196	.56	.56
December 31	15,742	1,410	14,332	1,300	5,010	.67	.66

	2011
			Net	Provision	Net Income	Earnings Per
	Interest	Interest	Interest	for Loan	Available to	Common Share
	Income	Expense	Income	Losses	Common Shareholders	Basic	Diluted
Quarter ended
March 31	$15,999	$2,651	$13,348	$3,000	$3,255	$.44	$.44
June 30	16,423	2,396	14,027	3,000	3,535	.48	.47
September 30	16,280	2,204	14,076	2,550	4,013	.54	.54
December 31	16,096	2,009	14,087	2,200	4,714	.63	.63

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective at December 31, 2012 to ensure that information requiring disclosure be communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2012, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework, management concluded that internal control over financial reporting was effective as of December 31, 2012. Management’s internal control over financial reporting as of December 31, 2012 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

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

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 11. Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

Item 14. Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2013 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 8th day of March 2013.

THE BANK OF KENTUCKY FINANCIAL
CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below on March 8th, 2013, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger
Martin J. Gerrety	Charles M. Berger
Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)	Director

/s/ Robert W. Zapp	/s/ John S. Cain
Robert W. Zapp	John S. Cain
President, Chief Executive Officer and Director	Director
(principal executive officer)
/s/ John E. Miracle, D.M.D.
/s/ Mary Sue Rudicill	John E. Miracle, D.M.D.
Mary Sue Rudicill	Director
Director
/s/ Herbert H. Works
/s/ Harry J. Humpert	Herbert H. Works
Harry J. Humpert	Director
Director
Ruth Seligman Doering
/s/ Barry G. Kienzle	Ruth Seligman-Doering
Barry G. Kienzle	Director
Director

INDEX TO EXHIBITS

Exhibit Number	Description

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

-118-