Form 10-Q
period 2013-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2013-05-07
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2013

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

Indicate by checkmark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer,” and “smaller reporting company,” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐   No ☒

As of April 29, 2013, 7,489,014 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	March 31,	December 31,
	2013	2012
Assets
Cash and cash equivalents	$138,561	$151,832
Interest-bearing deposits with banks	250	250
Available-for-sale securities	299,380	314,444
Held-to-maturity securities	77,074	66,843
Loans held for sale	14,038	16,324
Total loans	1,187,742	1,195,409
Less: Allowance for loan losses	16,641	16,568
Net loans	1,171,101	1,178,841
Premises and equipment, net	22,559	22,494
FHLB stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	2,065	2,462
Cash surrender value of life insurance	38,903	33,808
Accrued interest receivable and other assets	29,458	29,684
Total assets	$1,820,511	$1,844,104

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,558,933	$1,570,007
Short-term borrowings	28,309	41,408
Notes payable	48,709	48,715
Accrued interest payable and other liabilities	11,604	13,534
Total liabilities	1,647,555	1,673,664

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,482,776 (2013) and 7,470,236 (2012) shares issued	3,098	3,098
Additional paid-in capital	35,449	35,126
Retained earnings	131,106	128,289
Accumulated other comprehensive income	3,303	3,927
Total shareholders’ equity	172,956	170,440
Total liabilities and shareholders’ equity	$1,820,511	$1,844,104

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except per share data - unaudited)

	2013	2012
INTEREST INCOME
Loans, including related fees	$13,284	$13,801
Securities and other	1,582	1,887
Total interest income	14,866	15,688
INTEREST EXPENSE
Deposits	1,044	1,566
Borrowings	239	278
Total interest expense	1,283	1,844

Net interest income	13,583	13,844
Provision for loan losses	2,000	1,800
Net interest income after provision for loan losses	11,583	12,044

NON-INTEREST INCOME
Service charges and fees	2,131	2,201
Mortgage banking income	539	586
Company owned life insurance earnings	269	320
Bankcard transaction revenue	957	902
Net securities gains	274	207
Trust fee income	852	689
Other	840	701
Total non-interest income	5,862	5,606

NON-INTEREST EXPENSE
Salaries and benefits	5,913	5,451
Occupancy and equipment	1,306	1,277
Data processing	550	535
Advertising	343	382
Electronic banking processing fees	430	359
Outside service fees	266	302
State bank taxes	575	559
Amortization of intangible assets	159	200
FDIC insurance	295	305
Other	1,932	1,972
Total non-interest expense	11,769	11,342

INCOME BEFORE INCOME TAXES	5,676	6,308
Less: income taxes	1,586	1,793
NET INCOME	$4,090	$4,515
Net income per common share:
Earnings per share, basic	$0.55	$0.61
Earnings per share, diluted	$0.54	$0.60

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2013 AND 2012

(Dollars in thousands, except per share data - unaudited)

	2013	2012
Net income	$4,090	$4,515

Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain/ (loss) arising during the period	(670)	77
Reclassification adjustment for losses (gains)	(274)	(206)
included in net income
Tax effect	(320)	(44)
Net of tax	(624)	(85)
Total other comprehensive income (loss)	(624)	(85)

Comprehensive income	$3,466	$4,430

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2013	2012

Balance as of January 1	$170,440	$156,570

Net income	4,090	4,515
Change in net unrealized gain(loss), net of tax	(624)	(85)

Cash dividends paid on common stock	(1,272)	(2,235)
Exercise of stock options (12,540 and 31,846 shares), including tax benefit	278	685
Stock-based compensation expense	43	24
Balance as of March 31	$172,956	$159,474

Dividends per share	$0.17	$0.30

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands - unaudited)

	2013	2012

Cash Flows from Operating Activities

Net income	$4,090	$4,515

Adjustments to reconcile net income to net cash From operating activities	4,819	1,097
Net cash from operating activities	8,909	5,612

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	1,138	265
Proceeds from paydowns and maturities of available-for-sale securities	27,903	39,119
Purchases of held-to-maturity securities	(11,385)	(2,396)
Purchases of available-for-sale securities	(20,154)	(47,481)
Purchases of company owned life insurance	(5,000)	-
Net change in loans	5,144	(3,568)
Proceeds from the sale of other real estate	562	1,071
Proceeds from the sale of securities	5,230	-
Property and equipment expenditures	(445)	(799)
Net cash from investing activities	2,993	(13,789)

Cash Flows from Financing Activities

Net change in deposits	(11,074)	6,888
Net change in short-term borrowings	(13,099)	34
Proceeds from exercise of stock options	278	685
Cash dividends paid	(1,272)	(2,235)
Payments on note payable	(6)	(6)
Net cash from financing activities	(25,173)	5,366

Net change in cash and cash equivalents	(13,271)	(2,811)
Cash and cash equivalents at beginning of period	151,832	135,964
Cash and cash equivalents at end of period	$138,561	$133,153

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2013

(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three month period. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants. For the three months ended March 31, 2013 and 2012, 51,129 and 284,238 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months
	Ended
	March 31
	2013	2012
Weighted average shares outstanding	7,478,901	7,448,604
Dilutive effects of assumed exercises of stock options and warrant	104,643	71,458
Shares used to compute diluted earnings per share	7,583,544	7,520,062

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

The Company recorded stock option expense of $12,000 (net of taxes) in the three months ended March 31, 2013, and $24,000 (net of taxes) in the three months ended March 31, 2012.

Restricted Stock Units

The specific terms of each RSU award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the total number of RSUs granted multiplied by the grant date fair market value of a share of company stock. RSU’s fully vest on the first anniversary of the grant date.

A summary of changes in the Company’s non-vested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at January 1, 2013	4,185	$25.80
Granted	9,982	26.43
Vested	0	-
Forfeited	0	-

Non-vested at March 31, 2013	14,167	$26.24

The Company recorded RSU expense of $31,000 for the three months ended March 31, 2013. As of March 31, 2013, there was $274,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a period of nine months.

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

Note 7 – New Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02 with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI).   For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes.  For AOCI items that that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. This ASU is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar year-end companies.  Adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value

March 31, 2013
U.S. government, federal agencies and government sponsored enterprises	$124,725	$643	$(113)	$125,255
U.S. government residential mortgage-backed	168,655	4,574	(99)	173,130
Corporate	995	-	-	995
	$294,375	$5,217	$(212)	$299,380

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$127,416	$1,130	$(69)	$128,477
U.S. government residential mortgage-backed	180,019	4,972	(84)	184,907
Corporate	1,060	-	-	1,060
	$308,495	$6,102	$(153)	$314,444

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2013
Municipal and other obligations	$77,074	$1,849	$(464)	$78,459

2012
Municipal and other obligations	$66,843	$1,900	$(239)	$68,504

The amortized cost and fair value of debt securities and carrying amount, if different, at March 31, 2013 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$1,345	$1,384	$3,504	$3,524
Due after one year through five years	44,079	44,257	30,915	31,932
Due after five years through ten years	79,301	79,614	37,075	37,423
Due after ten years	995	995	5,580	5,580
U.S. Government agency mortgage-backed	168,655	173,130	-	-
	$294,375	$299,380	$77,074	$78,459

Proceeds on the sale of $5,230,000 of available-for-sale securities resulted in gains of $274,000 for the first three months of 2013. No securities were sold with losses in the first three months of 2013. $7,176,000 of available-for-sale securities were sold resulting in gains of $207,000 for the first three months of 2012, with no losses. These sales settled and proceeds were received in April 2012.

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

As of March 31, 2013, the Bank’s security portfolio consisted of 240 securities, 38 of which were in an unrealized loss position of $676,000. There was no OTTI of securities at March 31, 2013. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.

Mortgage-backed Securities

At March 31, 2013, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other than temporarily impaired at March, 2013.

At March 31, 2013 and December 31, 2012, securities with a carrying value of $356,534 and $368,504 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2013
U.S. government, federal agencies and government sponsored enterprises	$27,822	$(113)	$-	$-	$27,822	$(113)
U.S government residential mortgage-backed	32,293	(99)	-	-	32,293	(99)
Municipal & other obligations	27,072	(464)	-	-	27,072	(464)
Total temporarily impaired	$87,187	$(676)	$-	$-	$87,187	$(676)

December 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$11,877	$(69)	$-	$-	$11,877	$(69)
U.S government residential mortgage-backed	18,142	(84)	-	-	18,142	(84)
Municipal & other obligations	15,056	(239)	-	-	15,056	(239)
Total temporarily impaired	$45,075	$(392)	$-	$-	$45,075	$(392)

Note 9 - Loans

Loan balances were as follows (in thousands):

	3/31/2013	12/31/2012
Commercial	$208,392	$201,384
Residential real estate	277,226	278,286
Nonresidential real estate	556,879	573,101
Construction	107,287	104,498
Consumer	15,609	16,447
Municipal obligations	23,814	23,128
Gross loans	1,189,207	1,196,844
Less: Deferred loan origination fees and discount	(1,465)	(1,435)
Allowance for loan losses	(16,641)	(16,568)

Net loans	$1,171,101	$1,178,841

The following tables present the activity in the allowance for loan losses for the three months ending March 31, 2013 and 2012, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2013 and December 31, 2012 (in thousands):

			Non
		Residential	Residential			Municipal
March 31, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	433	222	(42)	1,382	(4)	9	2,000
Loans charged off	(228)	(420)	(1,012)	(209)	(255)	-	(2,124)
Recoveries	16	24	60	4	93	-	197

Total ending allowance balance	$2,937	$4,098	$5,997	$3.141	$418	$50	$16,641

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,126	$1,171	$507	$1,133	$-	$-	$3,937
Collectively evaluated for impairment	1,811	2,927	5,490	2,008	418	50	12,704

Total ending allowance balance	$2,937	$4,098	$5,997	$3,141	$418	$50	$16,641

Loans
Loans individually evaluated for impairment	$2,089	$9,713	$17,263	$4,870	$-	$-	$33,935
Loans collectively evaluated for impairment	206,303	267,513	539,616	102,417	15,609	23,814	1,155,272

Total ending loans balance	$208,392	$277,226	$556,879	$107,287	$15,609	$23,814	$1,189,207

			Non
		Residential	Residential			Municipal
March 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	(271)	692	57	1,018	80	224	1,800
Loans charged off	(356)	(374)	(904)	(27)	(169)	-	(1,830)
Recoveries	1	7	1	2	93	-	104

Total ending allowance balance	$2,581	$2,916	$6,768	$5,694	$166	$237	$18,362

			Non
		Residential	Residential			Municipal
December 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,266	$970	$2,540	$1,369	$120	$-	$6,265
Collectively evaluated for impairment	1,450	3,302	4,451	595	464	41	10,303

	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Loans
Loans individually evaluated for impairment	$1,840	$8,666	$18,076	$5,154	$120	$-	$33,856
Loans collectively evaluated for impairment	199,544	269,620	555,025	99,344	16,327	23,128	1,162,988

Total ending loans balance	$201,384	$278,286	$573,101	$104,498	$16,447	$23,128	$1,196,844

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded Commercial	$175	$175	$-	$102	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	25	-	-
Multifamily properties	1,320	970	-	485	-	-
Other	2,386	2,108	-	1,894	-	-

Nonresidential real estate
Owner occupied properties	7,341	6,390	-	3,195	-	-
Non owner occupied properties	4,144	4,094	-	4,323	-	-

Construction	2,750	1,542	-	771	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded Commercial	1,964	1,914	1,126	1,863	12	8

Residential real estate
Home equity lines of credit	816	616	172	591	3	3
Multifamily properties	-	-	-	660	0	0
Other	6,129	6,019	999	5,535	23	23

Nonresidential real estate
Owner occupied properties	2,195	2,194	58	5,192	2	2
Non owner occupied properties	5,126	4,585	449	4,960	41	38
Construction	3,443	3,328	1,133	4,241	36	36
Consumer	-	-	-	60	0	0

Total	$37,789	$33,935	$3,937	$33,897	$117	$110

The following table presents individually impaired loans by class of loans as of, and for the three months ended March 31, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded Commercial	$349	$309	$-	$310	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	858	527	-	533	-	-
Other	2,072	2,072	-	1,888	-	-

Nonresidential real estate
Owner occupied properties	960	960	-	1,031	-	-
Non owner occupied properties	2,994	2,742	-	2,429	-	-

Construction	-	-	-	160	-	-

With an allowance recorded
Commercial	1,669	1,444	177	1,026	1	-

Residential real estate
Home equity lines of credit	137	137	137	69	-	-
Multifamily properties	-	-	-	-	-	-
Other	3,630	3,630	451	3,720	24	23

Nonresidential real estate
Owner occupied properties	9,167	9,067	917	9,432	80	79
Non owner occupied properties	8,540	7,669	1,232	7,522	62	50

Construction	11,683	9,928	4,699	8,732	72	69

Total	$42,109	$38,535	$7,613	$36,902	$239	$221

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded Commercial	$28	$28	$-

Residential real estate
Home equity lines of credit	50	50	-
Multifamily properties	-	-	-
Other	1,922	1,679	-

Nonresidential real estate
Owner occupied properties	-	-	-
Non owner occupied properties	5,056	4,551	-

Construction	-	-	-
Consumer	-	-	-

With an allowance recorded Commercial	1,812	1,812	1,266

Residential real estate
Home equity lines of credit	766	566	212
Multifamily properties	1,320	1,320	248
Other	5,196	5,051	510

Nonresidential real estate
Owner occupied properties	9,142	8,190	1,644
Non owner occupied properties	5,876	5,335	896
Construction	6,274	5,154	1,369
Consumer	120	120	120

Total	$37,562	$33,856	$6,265

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2013 and December 31, 2012 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
March 31, 2013
Commercial	$1,158	$-	$680	$206,554	$208,392
Residential real estate
Home equity lines of credit	350	-	779	98,375	99,504
Multifamily properties	970	-	-	50,224	51,194
Other residential real estate	3,471	-	6,205	116,852	126,528

Nonresidential real estate
Owner occupied properties	2,739	-	8,382	268,104	279,225
Non owner occupied properties	369	-	4,019	273,266	277,654
Construction	700	-	1,658	104,929	107,287

Consumer
Credit card balances	100	26	-	6,533	6,659
Other consumer	47	10	48	8,845	8,950

Municipal obligations	-	-	-	23,814	23,814

Total	$9,904	$36	$21,771	$1,157,496	$1,189,207

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2012
Commercial	$1,668	$-	$740	$198,976	$201,384
Residential real estate
Home equity lines of credit	476	-	775	98,806	100,057
Multifamily properties	-	-	-	48,558	48,558
Other residential real estate	6,615	17	4,468	118,571	129,671

Nonresidential real estate
Owner occupied properties	2,809	-	7,000	278,362	288,171
Non owner occupied properties	2,788	-	5,138	277,004	284,930
Construction	738	-	1,075	102,685	104,498

Consumer
Credit card balances	32	22	-	6,905	6,959
Other consumer	5	-	48	9,435	9,488

Municipal obligations	-	-	-	23,128	23,128

Total	$15,131	$39	$19,244	$1,162,430	$1,196,844

Troubled Debt Restructurings (dollars in thousands):

The Company has allocated $879 and $2,391 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of March 31, 2013 and March 31, 2012, respectively. Troubled debt restructurings totaled $18,812 and $17,765 as of March 31, 2013 and March 31, 2012, respectively. The Company has not committed to lend additional amounts as of March 31, 2013 and March 31, 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during three months ended March 31, 2013 and 2012 (dollars in thousands):

	2013			2012
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	2	$148	$148	-	$-	$-
Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1	970	970	2	538	528
Other residential real estate	-	-	-	-	-	-
Nonresidential real estate
Owner occupied properties	-	-	-	1	2,259	2,259
Non owner occupied properties	2	1,201	1,193	-	-	-
Construction	-	-	-	1	154	154
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	5	$2,319	$2,311	4	$2,951	$2,941

NOTE 3 - LOANS (Continued)

The five restructured notes added during first quarter of 2013 for $2,319 were added as performing troubled debt restructured loans. The four restructured notes added in first quarter 2012 for a total of $2,941 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $29 and resulted in charge-offs of $730 during the first quarter ending March 31, 2013

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending March 31, 2013:

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	2	$164
Residential real estate
Home equity lines of credit
Multifamily properties	1	970
Other residential real estate	1	462
Nonresidential real estate
Owner occupied properties	2	6,541
Non owner occupied properties	3	3,137
Construction	4	1,542
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	13	$12,816

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge-offs of $553 during the first quarter ending March 31, 2013

Credit Quality Indicators:

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
March 31, 2013
Commercial	$197,209	$3,297	$7,886	$-	$-	$208,392
Residential real estate
Home equity lines of credit	11,741	892	1,362	-	85,509	99,504
Multifamily properties	48,297	226	2,671	-	-	51,194
Other residential real estate	37,419	621	11,132	-	77,356	126,528

Nonresidential real estate
Owner occupied properties	245,599	7,181	22,508	-	-	275,288
Non owner occupied properties	262,672	5,969	12,950	-	-	281,591
Construction	91,302	2,264	13,721	-	-	107,287

Consumer
Credit card balances	-	-	-	-	6,659	6,659
Other consumer	-	-	20	-	8,930	8,950
Municipal obligations	23,814	-	-	-	-	23,814

Total	$918,053	$20,450	$72,250	$0	$178,454	$1,189,207

(1) Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2012
Commercial	$188,686	$8,469	$4,229	$-	$-	$201,384
Residential real estate
Home equity lines of credit	10,840	999	1,388	-	86,830	100,057
Multifamily properties	45,329	99	3,130	-	-	48,558
Other residential real estate	35,922	1,146	10,477	-	82,126	129,671

Nonresidential real estate
Owner occupied properties	258,816	13,648	15,707	-	-	288,171
Non owner occupied properties	264,442	8,098	12,390	-	-	284,930
Construction	96,154	2,264	6,080	-	-	104,498

Consumer
Credit card balances	-	-	-	-	6,959	6,959
Other consumer	-	-	141	-	9,347	9,488
Municipal obligations	23,128	-	-	-	-	23,128

Total	$923,317	$34,723	$53,542	$-	$185,262	$1,196,844

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		March 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$125,255	$-	$125,255	$-
U.S. government agency mortgage backed	173,130	-	173,130	-
Corporate	995	-	-	995
Derivatives	1,838	-	1,838	-
Total	$301,218	$-	$300,223	$995

Liabilities
Derivatives	$1,838	$-	$1,838	$-
Total	$1,838	$-	$1,838	$-

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$128,477	-	128,477	-
U.S. government agency mortgage backed	184,907	-	184,907	-
Corporate	1,060	-	-	1,060
Derivatives	1,926	-	1,926	-
Total	$316,370	-	315,310	1,060

Liabilities
Derivatives	$1,926	-	1,926	-
Total	$1,926	-	1,926	-

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2013.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2013 for Level 3 assets and liabilities that are still held at March 31, 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended March 31 (in thousands):

	Corporate Securities
	3/31/13	3/31/12

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings
Included in other comprehensive income
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	65	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-
Balance of recurring Level 3 assets at March 31	$995	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2013(in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$995	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$653	$-	$-	$653
Nonresidential real estate		-
Owner occupied properties	1,950	-	-	1,950
Non owner occupied properties	1,684	-	-	1,684
Residential real estate
Home equity lines of credit	444	-	-	444
Multifamily properties	-	-	-	-
Other	5,020	-	-	5,020
Construction	1,116	-	-	1,116
Other real estate owned		-	-
Residential	396			396
Non-Residential	2,936	-	-	2,936
Total	$14,199	$-	$-	$14,199

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$546	$-	$-	$383
Nonresidential real estate	-
Owner occupied properties	6,346	-	-	8,320
Non owner occupied properties	2,788	-	-	5,483
Residential real estate
Home equity lines of credit	354	-	-	354
Multifamily properties	1,072	-	-	1,072
Other	4,541	-	-	4,541
Construction	2,657	-	-	2,657
Other real estate owned
Residential	396	-	-	396
Non-Residential	2,683	-	-	2,683
Total	$21,383	$-	$-	$21,383

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $14,804 with a valuation allowance of $3,937, resulting in a decrease in provision for loan losses of $2,328 for the first quarter of 2013. As of December 31, 2012, impaired loans had a gross carrying amount of $24,560, with a valuation allowance of $6,265, resulting in a decrease in provision for loan losses of $1,178.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $3,332, which is made up of the outstanding balance of $4,060, net of a valuation allowance of $728 at March 31, 2013, resulting in a write-down of $253, for the quarter ended March 31, 2013. At December 31, 2012, other real estate owned had a net carrying amount of $3,079, made up of the outstanding balance of $3,728, net of a valuation allowance of $649, resulting in a write-down of $369 for the year ended December 31, 2012.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2013 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range
				(Avg discount)
Assets
Impaired Loans:
			Adjustment for comparable	0-100%
			properties or equipment,	(50)%
Commercial	$653	Cost, sales, income approach	market conditions
Nonresidential real estate
			Adjustment for comparable	0-100%
Owner occupied properties	1,950	Cost, sales, income approach	properties, market conditions	(5)%
			Adjustment for comparable	0-100%
Non owner occupied properties	1,684	Cost, sales, income approach	properties, market conditions	(4)%
Residential real estate
			Adjustment for comparable	0-100%
Home equity lines of credit	444	Cost, sales, income approach	properties, market conditions	(8)%
			Adjustment for comparable	0-100%
Other	5,020	Cost, sales, income approach	properties, market conditions	(11)%
			Adjustment for comparable	0-100%
Construction	1,116	Cost, sales, income approach	properties, market conditions	(13)%
Other real estate owned
			Adjustment for comparable	0-0%
Owner occupied properties	396	Cost, sales, income approach	properties, market conditions	(0)%
Non owner occupied properties	2,936		Adjustment for comparable	0-0%
		Cost, sales, income approach	properties, market conditions	(0)%
Total	$14,199

The carrying amounts and estimated fair values of financial instruments at March 31, 2013 and December 31, 2012 are as follows (in thousands):

Fair Value Measurements at
		March 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$138,561	$138,561	$-	$-	$138,561
Interest-bearing deposits with Banks	250	-	250	-	250
Securities available-for-sale	299,380	-	298,385	995	299,380
Securities held-to-maturity	77,074	-	78,459	-	78,459
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	14,038	-	14,038	-	14,038
Loans, net	1,171,101	-	-	1,181,064	1,181,064
Accrued interest receivable	4,534	-	4,534	-	4,534
Derivative assets	1,838	-	1,838	-	1,838
Financial liabilities
Deposits	$(1,558,933)	$(1,214,179)	$(346,855)	$-	$(1,561,034)
Short-term borrowings	(28,309)	-	(28,309)	-	(28,309)
Notes payable	(48,709)	-	(23,677)	(17,518)	(41,195)
Accrued interest payable	(922)	-	(922)	-	(922)
Standby letters of credit	(222)	-	-	(222)	(222)
Derivative liabilities	(1,838)	-	(1,838)	-	(1,838)

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$151,832	$151,832	$-	$-	$151,832
Interest-bearing deposits with banks	250	250	-	-	250
Securities available-for-sale	314,444	-	313,384	1,060	314,444
Securities held-to-maturity	66,843	-	68,504	-	68,504
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	16,324	-	16,324	-	16,324
Loans, net	1,178,841	-	-	1,182,273	1,182,273
Accrued interest receivable	4,259	-	1,447	2,812	4,259
Derivative assets	1,926		1,926	-	1,926
Financial liabilities
Deposits	$(1,570,007)	$(1,210,925)	$(360,671)	$-	$(1,571,596)
Short-term borrowings	(41,408)	-	(41,408)	-	(41,408)
Notes payable	(48,721)	-	(22,392)	(17,192)	(39,584)
Accrued interest payable	(1,031)	-	(1,018)	(13)	(1,031)
Standby letters of credit	(271)	-	-	(271)	(271)
Derivative liabilities	(1,926)	-	(1,926)	-	(1,926)

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2012.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

BKFC has prepared all of the consolidated financial information in this quarterly report in accordance with U.S. Generally Accepted Accounting Principles (“GAAP”). In preparing the consolidated financial statements in accordance with GAAP, BKFC makes estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurances that actual results will not differ from those estimates.

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

Management utilizes a detailed approach to setting the environmental adjustments to the historical loss. Factors that management considers as part of this approach in setting the environmental adjustments include economic trends, loan policies, lender experience, loan growth, delinquency trend, non-performing asset trends, classified loan trends and credit concentrations.

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

OVERVIEW

Economic Overview

Despite mixed economic news in the first quarter of 2013, the overall economic recovery remains muted after a deep recession, highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry. In the first quarter of 2013, it is anticipated that the economy grew at rate 2.1% over the previous quarter, which remains well below the historical normalized 3% growth rate. For the year, the U.S. economy is expected to grow at a rate of 1.90% over 2012’s output, which is slightly higher than the previous estimate of 1.8%. This is a result of better than expected growth in the first quarter. The unemployment rate fell in the first quarter by 0.10% to 7.73% and the economy also produced 504,000 non-farm jobs in the quarter. The Company believes the major risks to the economy for 2013 will be the ongoing financial stress in Europe, the impact of the sequester and payroll tax increase, and the burden on consumers created by higher food and energy costs. Interest rates remain low and show no signs of increasing in the near term, with the Federal Reserve extending its pledge to keep rates at current historic lows as long as necessary.

2013 First Quarter Performance Overview

The results of the first quarter of 2013 reflect the effects of the compression of the net interest margin and somewhat higher levels of credit cost. For the first quarter of 2013 net interest income decreased $261,000 (2%) and the provision for loan losses increased $200,000 (11%). The compression of the net interest margin is the result of the historically low interest rate environment, where the cost of funds are close to a floor and the yield on earning assets still has room to decline. Contributing to the higher provision for loan losses were higher levels of charge-offs in the first quarter of 2013 as compared to 2012. Also in the first quarter of 2013 a $256,000 (5%) increase in non-interest income was offset by a $427,000 (4%) increase in non-interest expense.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at March 31, 2013 were $1,820,511,000 as compared to $1,844,104,000 at December 31, 2012, a decrease of $23,593,000 (1%). Cash and cash equivalents decreased $13,271,000 (9%) from $151,832,000 at December 31, 2012 to $138,561,000 at March 31, 2013. Loans outstanding decreased $7,667,000 from $1,195,409,000 at December 31, 2012 to $1,187,742,000 at March 31, 2013.

As Table 1 illustrates, the decrease in the loan portfolio in 2013 was the result of a decrease in commercial real estate loans of $16,222,000 (3%) and was offset with an increase in commercial loans of $7,008,000 (3%). Management expects a steady, although slow, increase in loan demand in 2013, mirroring the current economic conditions as discussed above. The Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

The increase in the cash surrender value of life insurance was primarily the result of the purchase of $5,000,000 in Bank owned life insurance policies. The Bank is the beneficiary of these policies, and the earnings from the increase in the cash surrender value of the policies is used to offset certain personnel benefit cost.

Deposits decreased $11,074,000 to $1,558,933,000 at March 31, 2013, compared to $1,570,007,000 at December 31, 2012. Decreases in non-interest bearing deposits (down $24,183,000 or 7%) and certificates of deposits (CDs) (down $12,855,000 or 4%) were partially offset by increases in money market deposits (up $12,875,000 or 5%) and savings deposits (up $12,255,000 or 10%). Management believes that the decrease in non-interest bearing deposits reflects the transactional nature of these accounts, while the lower level of interest rates offered on CDs has made them less desirable to consumers and these funds have moved to money market or savings deposits.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	March 31, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$556,879	46.8%	$573,101	47.9%

One- to four-family residential real estate loans	277,226	23.3	278,286	23.3
Commercial loans	208,392	17.5	201,384	16.8
Consumer loans	15,609	1.3	16,447	1.4

Construction and land development loans	107,287	9.1	104,498	8.7
Municipal obligations	23,814	2.0	23,128	1.9
Total loans	$1,189,207	100.0%	$1,196,844	100.0%
Less:
Deferred loan fees	1,465		1,435
Allowance for loan losses	16,641		16,568
Net loans	$1,171,101		$1,178,841

Type of Deposit:
Non-interest bearing deposits	327,733	21.0%	351,916	22.4%
Interest bearing transaction deposits	500,792	32.1	498,699	31.8
Money market deposits	250,717	16.1	237,842	15.2
Savings deposits	134,723	8.7	122,468	7.8
Certificates of deposits	285,906	18.3	298,761	19.0
Individual retirement accounts	59,062	3.8	60,321	3.8
Total Deposits	$1,558,933	100.0%	$1,570,007	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2013 was $4,090,000 ($.54 diluted earnings per share) as compared to $4,515,000 ($.60 diluted earnings per share) during the same period of 2012, a decrease of $425,000 (9%). Contributing to the decrease in net income from the first quarter of 2012 as compared to the first quarter of 2013 was a $261,000 (2%) decrease in net interest income and $200,000 (11%) increase in the provision for loan losses. The decrease in net interest income was the result of compression of the net interest margin that decreased 17 basis points from 3.57% in the first quarter of 2012 to 3.40% in the first quarter of 2013. The increase in the provision for loan losses was reflective of higher levels of charged-off loans that increased $201,000 or 12% from $1,726,000 in the first quarter of 2012 to $1,927,000 in the first quarter of 2013. The first quarter of 2013 also included a $256,000 (5%) increase in non-interest income that was offset with a $427,000 (4%) increase in non-interest expense. Contributing to the increase in non-interest income was a $163,000 (24%) increase in trust fee income, while the increase in non-interest expense included a $462,000 (8%) increase in salaries and benefits expense.

NET INTEREST INCOME

Net interest income decreased $261,000 (2%) in the first quarter of 2013 as compared to the same period in 2012. As illustrated in Table 2 below, the net interest margin of 3.40% for the first quarter of 2013 was 17 basis points lower than the 3.57% net interest margin for the first quarter of 2012. As discussed in the overview section of the report, the decline in the interest margin was the result of the historically low interest rate environment, where the cost of funds are close to a floor and the yield on earning assets still has room to decline. The cost of interest-bearing liabilities decreased 18 basis points from .57% for the first quarter of 2012 to .39% in the first quarter of 2013, while the yield on earning assets decreased 32 basis points from 4.03% for the first quarter of 2012 to 3.71% for the first quarter of 2013.

As illustrated in Table 2, average earning assets increased $61,146,000 or 4% from the first quarter of 2012 to the first quarter of 2013, while average interest bearing liabilities only increased $14,194,000 or 1% in the same period. Table 3 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $851,000, which was offset with a negative rate variance of $1,129,000. As further illustrated in Table 3, the favorable volume variance was driven by the increase in interest income attributable to loans of $734,000. Driving the increase in interest income from loans was a $61,290,000 or 5% increase in the average balance of loans outstanding from the first quarter of 2012 to the first quarter of 2013. As the negative rate variance in the first quarter of 2013 shows, if rates were to continue to fall in 2013, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2013 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(3.56)%
Increase 100 bp	(1.62)
Decrease 100 bp	(7.10)

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

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2013 and 2012 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2013			Three Months ended March 31, 2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,194,657	$13,396	4.55%	$1,133,367	$13,958	4.95%
Securities (2)	376,370	1,679	1.81	374,027	1,960	2.11
Other interest-earning assets	86,110	96	0.45	88,597	92	0.42
Total interest-earning assets	1,657,137	15,171	3.71	1,595,991	16,010	4.03
Non-interest-earning assets	154,538			149,178
Total assets	$1,811,675			$1,745,169
Interest-bearing liabilities:
Transaction accounts	892,609	399	0.18	821,643	470	0.23
Time deposits	351,751	645	0.74	403,100	1,096	1.09
Borrowings	75,375	239	1.29	80,798	278	1.38
Total interest-bearing liabilities	1,319,735	1,283	0.39	1,305,541	1,844	0.57
Non-interest-bearing liabilities	320,242			281,606
Total liabilities	1,639,977			1,587,147
Shareholders’ equity	171,698			158,022
Total liabilities and shareholders’ equity	$1,811,675			$1,745,169
Net interest income		$13,888			$14,166
Interest rate spread			3.32%			3.46%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.40%			3.57%
Effect of net free funds (earning assets funded by non- interest bearing liabilities)			0.08%			0.11%
Average interest-earning assets to interest-bearing liabilities	125.57%			122.25%

___________________________

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2013 and 2012, respectively. The tax equivalent adjustment was $305,000 and $322,000 in 2013 and 2012, respectively

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2013 Compared to Three months ended March 31, 2012
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$734	$(1,296)	$(562)
Securities	12	(293)	(281)
Other interest-earning assets(1)	(3)	7	4
Total interest-earning assets	743	(1,582)	(839)

Interest expense attributable to:
Transactions accounts	38	(109)	(71)
Time deposits	(128)	(323)	(451)
Borrowings	(18)	(21)	(39)
Total interest-bearing liabilities	(108)	(453)	(561)
Increase (decrease) in net interest income	$851	$(1,129)	$(278)

______________________________

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

Like many other financial institutions, the Bank has been significantly affected by the national economic downturn that began over five years ago. While the Bank has experienced an increase in defaults and foreclosures in this economic period, the levels of such activity have been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Although the Bank is seeing the benefit of the current slow economic recovery, management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels. While charge-offs have decreased significantly from the peak of the current recession, management believes that the effect of the continuing economic uncertainty will include higher levels of charge-offs than were experienced before the economic recession began in 2008, as a result, higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Management believes that loan growth experienced since the first quarter of 2012 is consistent with the slowly improving economic conditions, and management anticipates slowly growing demand for loans in the coming quarters.

As discussed above, the increase in the provision for loan losses in the first quarter of 2013 reflected higher levels of charged-off loans in the first quarter of 2013 versus the first quarter of 2012. The first quarter of 2013 also saw relatively higher levels of non-performing loans as compared to the first quarter of 2012 and on a sequential basis from the fourth quarter of 2012. The provision for loan losses increased $200,000 (11%) from $1,800,000 for the first quarter of 2012 to $2,000,000 in the first quarter of 2013. The Company’s non-performing loans as a percentage of total loans were 1.84% as of March 31, 2013, as compared to 1.54% as of March 31, 2012, while annualized net charge-offs to average loans increased from .62% in the first quarter of 2012 to .66% in the first quarter of 2013. The Company recorded $1,927,000 in net charge-offs in the first quarter of 2013 as compared to $1,726,000 in the first quarter of 2012. The majority of the loans charged off in the first quarter of 2013 were reserved for in prior quarters. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $21,807,000 (1.84% of loans outstanding) at March 31, 2013, compared to $17,459,000 (1.54% of loans outstanding) at March 31, 2012. Contributing to the increase in non-performing loans was one commercial relationship which added approximately $7,000,000 in non-accruing loans in the fourth quarter of 2012. This relationship was reported as an accruing restructured loan in March of 2012. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential basis, the provision for loan losses of $2,000,000 in the first quarter of 2013 was $700,000 higher than the provision in the fourth quarter of 2012, while non-performing loans increased from $19,283,000 (1.61% of total loans) at December 31, 2012 to $21,807,000 (1.84% of total loans) at March 31, 2013. Net charge-offs on a sequential basis increased from $1,317,000 (.45% of loans) in the fourth quarter of 2012 to $1,927,000 (.66% of loans) in the first quarter of 2013. Net charge-offs in the fourth quarter of 2012 were reduced by a $961,000 recovery on a loan charged-off in the third quarter of 2012.

The aggregate amounts of the Bank’s classified assets at March 31, 2013 and December 31, 2012 were as follows:

	3/31/13	12/31/12
	(Dollars in thousands)
Special mention (risk rating 6)	$20,450	$34,722
Substandard (risk rating 7 & 8)	72,250	53,542
Doubtful (risk rating 9)	0	0

Total classified assets	$92,700	$88,264

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $27,261,000 at March 31, 2013 versus $23,787,000 at March 31, 2012. This represents 1.50% of total assets at March 31, 2013 compared to 1.36% at March 31, 2012. While non-performing loans increased, as discussed above, from the first quarter of 2012 to the first quarter of 2013, OREO balances decreased $874,000 (14%) from $6,328,000 at March 31, 2012 to $5,454,000 at March 31, 2013. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off. On a sequential quarterly basis OREO balances increased $58,000 or 1% .

Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near -term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due. Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $7,499,000 at March 31, 2013 as compared to $15,492,000 at March 31, 2012. Total nonperforming TDRs were $11,313,000 at March 31, 2013 as compared to $2,273,000 at March 31, 2012. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The ALL was relatively stable as the impact of higher levels of adversely classified loans was offset by lower levels of specific loan reserves. Management believes this is directionally consistent in the first quarter of 2013 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2012. The ALL increased $73,000 from $16,568,000 at December 31, 2012 to $16,641,000 at March 31, 2013. The increase in the ALL coupled with a slight decrease in loans outstanding in the first quarter led to an increase in the allowance for loan losses as a percentage of total loans from 1.39% at December 31, 2012 to 1.40% at March 31, 2013. The amount of the allowance allocated to impaired loans at the end of the first quarter of 2013, was $3,938,000, which was down $2,327,000 from $6,265,000 at December 31, 2012. As discussed above, the majority of the loans charged off in the first quarter of 2013 were reserved for at December 31, 2012. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2012 to the first quarter of 2013. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue throughout 2013 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2013	2012
Balance of allowance at beginning of period	$16,568	$18,288
Recoveries of loans previously charged off:
Commercial loans	91	4
Consumer loans	104	95
Mortgage loans	2	5
Total recoveries	197	104
Loans charged off:
Commercial loans	1,411	1,152
Consumer loans	275	376
Mortgage loans	438	302
Total charge-offs	2,124	1,830
Net charge-offs	(1,927)	(1,726)
Provision for loan losses	2,000	1,800
Balance of allowance at end of period	$16,641	$18,362
Net charge-offs to average loans outstanding for period	.66%	.62%
Allowance at end of period to loans at end of period	1.40%	1.62%
Allowance to non-performing loans at end of period	76%	105%

Table 5 - Analysis of non-performing loans for the periods indicated (in thousands)

	March 31, 2013	December31, 2012

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$12,401	$12,138
Residential real estate	6,984	5,243
Construction	1,658	1,075
Commercial	680	740
Consumer and other	48	48
Total	21,771	19,244
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	-	17
Construction	-	-
Commercial	-	-
Consumer and other loans	36	22
Total	36	39
Total non-performing loans	$21,807	$19,283
Non-performing loans as a percentage of total loans	1.84%	1.61%

Other real estate owned	$5,454	$5,396

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$7,499	$6,046
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	11,313	$11,095
Total troubled debt restructured loans	$18,812	$17,141

The amount of gross interest income that would have been recorded for nonaccrual loans in the first quarter of 2013 if loans had been current in accordance with their original terms was $201,000 and $169,000 in the first quarter of 2012.

NON-INTEREST INCOME

Table 6-Major components of non-interest income (in thousands)

	Three Months ended March 31,
Non-interest income:	2013	2012

Service charges and fees	$2,131	$2,201
Net securities gains	274	207
Mortgage banking income	539	586
Trust fee income	852	689
Bankcard transaction revenue	957	902
Company owned life insurance earnings	269	320
Gain/(loss) on other real estate owned	(4)	(94)
Other	844	795

Total non-interest income	$5,862	$5,606

As illustrated in Table 6, total non-interest income increased $256,000 (5%) for the first three months of 2013, from $5,606,000 at March 31, 2012 to $5,862,000 at March 31, 2013. Contributing to the increase in non-interest income was a $163,000 (24%) increase in trust fee income. Contributing to the increase in trust income was growth in the market value of the trust accounts under management and higher brokerage product sales. Other increases for the three months ended March 31, 2013 included net securities gains (up $67,000 or 32% from March 31, 2011) and lower level of losses on OREO (down $90,000 from March 31, 2012). The Bank also took advantage of the current low interest rate environment to sell approximately $5,230,000 of available-for-sale mortgage backed securities for a $274,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the current economic recession.

NON-INTEREST EXPENSE

Table 7-Major components of non-interest expense (in thousands)

	Three Months ended March 31,
Non-interest expense:	2013	2012

Salaries and benefits	$5,913	$5,451
Occupancy and equipment	1,306	1,277
Data processing	550	535
Advertising	343	382
Electronic banking	430	359
Outside servicing fees	266	302
State bank taxes	575	559
Other real estate owned and loan collection	244	426
Amortization of intangible assets	159	200
FDIC insurance	295	305
Other	1,688	1,546

Total non-interest expense	$11,769	$11,342

As illustrated in Table 7 above, non-interest expense increased to $11,769,000 in the first three months of 2013 from $11,342,000 in the same period of 2012, an increase of $427,000 (4%). Contributing to the increase in non-interest expense were salaries and benefits expense (up $462,000 or 8% from March 31, 2012. The increase in salaries and benefits included $109,000 in higher accruals for pension plan expense. Contributing to the higher pension plan expense was a lower discount rate applied to future benefits and higher levels or compensation.

INCOME TAX EXPENSE

During the first quarter of 2013, income tax expense decreased $207,000 (12%) from $1,793,000 in the first quarter of 2012 to $1,586,000 in the same period of 2013 as a result of lower earnings. For the first quarter of 2013, the effective tax rate decreased to 27.94% compared to 28.42% for the same period of 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $13,271,000, from $151,832,000 at December 31, 2012 to $138,561,000 at March 31, 2013.

The Company’s total shareholders’ equity increased $2,516,000 from $170,440,000 at December 31, 2012 to $172,956,000 at March 31, 2013. In the first three months of 2013, the Company paid a cash dividend of $.17 per share totaling $1,272,000 to common shareholders. In September 2012 the Board of Directors voted to change from a semi-annual cash dividend to a quarterly cash dividend, commencing with the fourth quarter of 2012. This resulted in cash dividends declared to decrease from $.30 in the first quarter of 2012 to $.17 in the same period of 2013.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2013, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $45,237,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2013, the Bank's leverage and total risk-based capital ratios were 8.97% and 13.08%, respectively, which exceed the well-capitalized thresholds.

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2012. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2012.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2012. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2012. Market risk is discussed further under the heading “Net Interest Income” above.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are the Company’s controls and other procedures that are designed to ensure that information required to be disclosed by the Company in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be included in the reports filed or submitted under the Exchange Act is accumulated and communicated to Management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2013, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2012.

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

The Bank of Kentucky Financial Corporation

Date:	May 7, 2013	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2013	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)