Form 10-Q
period 2013-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2013-08-06
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2013

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

As of August 2, 2013, 7,517,440 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	June 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$80,941	$151,832
Interest-bearing deposits with banks	250	250
Available-for-sale securities	306,546	314,444
Held-to-maturity securities	77,857	66,843
Loans held for sale	9,909	16,324
Total loans	1,185,449	1,195,409
Less: Allowance for loan losses	16,650	16,568
Net loans	1,168,799	1,178,841
Premises and equipment, net	22,560	22,494
FHLB stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	2,146	2,462
Cash surrender value of life insurance	39,206	33,808
Accrued interest receivable and other assets	30,554	29,684
Total assets	$1,765,890	$1,844,104

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,504,829	$1,570,007
Short-term borrowings	26,934	41,408
Notes payable	50,702	48,715
Accrued interest payable and other liabilities	13,196	13,534
Total liabilities	1,595,661	1,673,664

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,498,014 (2013) and 7,470,236 (2012) shares issued	3,098	3,098
Additional paid-in capital	34,829	35,126
Retained earnings	133,181	128,289
Accumulated other comprehensive income(loss)	(879)	3,927
Total shareholders’ equity	170,229	170,440
Total liabilities and shareholders’ equity	$1,765,890	$1,844,104

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
INTEREST INCOME
Loans, including related fees	$13,274	$13,791	$26,558	$27,592
Securities and other	1,606	1,870	3,188	3,757
Total interest income	14,880	15,661	29,746	31,349

INTEREST EXPENSE
Deposits	934	1,348	1,978	2,914
Borrowings	238	266	477	544
Total interest expense	1,172	1,614	2,455	3,458

Net interest income	13,708	14,047	27,291	27,891
Provision for loan losses	1,600	1,700	3,600	3,500
Net interest income after provision for loan losses	12,108	12,347	23,691	24,391

NON-INTEREST INCOME
Service charges and fees	2,581	2,241	4,712	4,442
Mortgage banking income	672	589	1,211	1,175
Net securities gains(losses)	-	(4)	274	203
Company owned life insurance earnings	303	290	572	610
Bankcard transaction revenue	1,044	952	2,001	1,854
Trust fee income	850	694	1,702	1,383
Other	390	591	1,230	1,292
Total non-interest income	5,840	5,353	11,702	10,959

NON-INTEREST EXPENSE
Salaries and benefits	5,988	5,724	11,901	11,175
Occupancy and equipment	1,315	1,315	2,621	2,592
Data processing	537	533	1,087	1,068
Advertising	323	386	667	769
Other	3,502	3,569	7,158	7,265
Total non-interest expense	11,665	11,527	23,434	22,869

INCOME BEFORE INCOME TAXES	6,283	6,173	11,959	12,481
Less: income taxes	1,798	1,749	3,384	3,542
NET INCOME	$4,485	$4,424	$8,575	$8,939
Net income per common share:
Earnings per share, basic	$.60	$.59	$1.15	$1.20
Earnings per share, diluted	$.59	$.59	$1.13	$1.19

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2013 AND 2012

(Dollars in thousands, except per share data - unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012
Net income	$4,485	$4,424	$8,575	$8,939
Other comprehensive income:
Unrealized gains/(losses) on securities
Unrealized holding gain/ (loss) arising during the period	(6,434)	767	(7,120)	855
Reclassification adjustment for losses (gains) included in net income	-	4	(274)	(203)
Tax effect	2,252	(262)	2,588	(228)
Net of tax	(4,182)	509	(4,806)	424
Total other comprehensive income (loss)	(4,182)	509	(4,806)	424

Comprehensive income	$303	$4,933	$3,769	$9,363

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data -unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2013	2012	2013	2012

Beginning balance	$172,956	$159,474	$170,440	$156,570
Comprehensive income:
Net income	4,485	4,424	8,575	8,939
Change in net unrealized gain(loss), net of tax	(4,182)	509	(4,806)	424
Total comprehensive income	303	4,933	3,769	9,363

Cash dividends paid on common stock	(1,275)	-	(2,547)	(2,235)
Stock Activity (shares for three months ended 2013 and 2012, 15,238 and 1,000 and for the six months ended 2013 and 2012, 27,778 and 32,846 including tax benefit)	218	19	496	704
Stock-based compensation expense	178	24	221	48
Warrants repurchased	(2,151)	-	(2,151)	-
Balance as of June 30	$170,229	$164,450	$170,229	$164,450
Dividends per share	$0.17	$-	$0.34	$0.30

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30

(Dollars in thousands - unaudited)

	2013	2012

Cash Flows from Operating Activities

Net income	$8,575	$8,939

Adjustments to reconcile net income to net cash From operating activities	14,233	(4,409)
Net cash from operating activities	22,808	4,530

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	3,593	2,310
Proceeds from paydowns and maturities of available-for-sale securities	51,600	104,002
Purchases of held-to-maturity securities	(14,640)	(8,252)
Purchases of available-for-sale securities	(58,149)	(110,452)
Purchases of company owned life insurance	(5,000)	-
Net change in loans	4,305	(19,624)
Proceeds from the sale of other real estate	2,091	2,247
Proceeds from the sale of securities	5,230	6,944
Property and equipment expenditures	(862)	(987)
Net cash from investing activities	(11,832)	(23,812)

Cash Flows from Financing Activities

Net change in deposits	(65,178)	(43,493)
Net change in short-term borrowings	(14,474)	(4,927)
Proceeds from exercise of stock options	496	704
Cash dividends paid	(2,547)	(2,235)
Repurchases of warrants	(2,151)	-
Proceeds from note payable	2,000	-
Payments on note payable	(13)	(12)
Net cash from financing activities	(81,867)	(49,963)

Net change in cash and cash equivalents	(70,891)	(69,245)
Cash and cash equivalents at beginning of period	151,832	135,964
Cash and cash equivalents at end of period	$80,941	$66,719

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2013

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and six month periods. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants. For the three months ended June 30, 2013 and 2012, 376,072 and 262,874 options were not considered, as they were not dilutive, and for the six months ended June 30, 2013 and 2012, 428,916 and 273,555 options were not considered, as they were not dilutive. On May 29, 2013 the company repurchased 276,078.12 warrants outstanding from the U.S Department of the Treasury, these warrants were included in the average dilution calculations until the repurchase date. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Weighted average shares outstanding	7,491,619	7,465,434	7,485,260	7,457,019
Dilutive effects of assumed exercises of stock options and warrants	72,502	76,938	89,893	75,169
Shares used to compute diluted earnings per share	7,564,121	7,542,372	7,575,243	7,532,188

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

The Company recorded stock option expense of $13,000 (net of taxes) and $25,000 (net of taxes) in the three and six months ended June 30, 2013, respectively, and $24,000 (net of taxes) and $51,000 (net of taxes) in the three and six months ended June 30, 2012, respectively.

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

A summary of changes in the Company’s non-vested shares for the three and six months ended June 30,2013.

		Weighted-Average
Three months ended June 30, 2013		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at April 1, 2013	14,167	26.24
Granted	4,494	26.25
Vested	4,185	25.80
Forfeited	-	-

Non-vested at June 30, 2013	14,476	$26.39

		Weighted-Average
Six months ended June 30, 2013		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at January 1, 2013	4,185	25.80
Granted	14,476	26.39
Vested	4,185	25.80
Forfeited	-	-
Non-vested at June 30, 2013	14,476	$26.39

The Company recorded RSU expense of $165,000 and $196,000 for the three and six months ended June 30, 2013, respectively. As of June 30, 2013, there was $227,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a period of ten months.

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

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
June 30, 2013
U.S. government, federal agencies and government sponsored enterprises	$130,716	$254	$(2,248)	$128,722
U.S. government residential mortgage-backed	176,167	2,446	(1,784)	176,829
Corporate	995	-	-	995
	$307,878	$2,700	$(4,032)	$306,546

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$127,416	$1,130	$(69)	$128,477
U.S. government residential mortgage-backed	180,019	4,972	(84)	184,907
Corporate	1,060	-	-	1,060
	$308,495	$6,102	$(153)	$314,444

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
Held-to-Maturity	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
June 30, 2013
Municipal and other obligations	$77,857	$1,099	$(1,928)	$77,028

December 31, 2012
Municipal and other obligations	$66,843	$1,900	$(239)	$68,504

The amortized cost and fair value of debt securities and carrying amount, if different, at June 30, 2013 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,360	$3,398	$2,357	$2,376
Due after one year through five years	35,790	35,719	31,202	31,805
Due after five years through ten years	91,566	89,605	38,718	37,267
Due after ten years	995	995	5,580	5,580
U.S. Government agency mortgage-backed	176,167	176,829	-	-
	$307,878	$306,546	$77,857	$77,028

Proceeds on the sale of $5,230,000 of available-for-sale securities resulted in gains of $274,000 for the first six months of 2013 and no securities were sold in the second quarter. No securities were sold with losses in the first six months of 2013. $6,944,000 of available-for-sale securities were sold resulting in gains of $203,000 for the first six months of 2012, with no losses.

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

As of June 30, 2013, the Bank’s security portfolio consisted of 246 securities, 81 of which were in an unrealized loss position of $5,960,000. There was no OTTI of securities at June 30, 2013. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. The recent increase in unrealized losses is attributable to the shift in interest rates and not credit related.

Mortgage-backed Securities

At June 30, 2013, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support. Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other than temporarily impaired at June 30, 2013.

At June 30, 2013 and December 31, 2012, securities with a carrying value of $356,613 and $368,504 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at June 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2013
U.S. government, federal agencies and government sponsored enterprises	$93,933	$(2,248)	$-	$-	$93,933	$(2,248)
U.S government residential mortgage-backed	73,398	(1,784)	-	-	73,398	(1,784)
Total temporarily impaired	$167,331	$(4,032)	$-	$-	$167,331	$(4,032)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2013
Municipal & other obligations	34,636	(1,874)	2,481	(54)	37,117	(1,928)
Total temporarily impaired	$34,636	$(1,874)	$2,481	$(54)	$37,117	$(1,928)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$11,877	$(69)	$-	$-	$11,877	$(69)
U.S government residential mortgage-backed	18,142	(84)	-	-	18,142	(84)
Total temporarily impaired	$30,019	$(153)	$-	$-	$30,019	$(153)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
Municipal & other obligations	15,056	(239)	-	-	15,056	(239)
Total temporarily impaired	$15,056	$(239)	$-	$-	$15,056	$(239)

Note 9 - Loans

Loan balances were as follows (in thousands):

	June 30,	December 31,
	2013	2012
Commercial	$217,674	$201,384
Residential real estate	282,172	278,286
Nonresidential real estate	547,717	573,101
Construction	98,796	104,498
Consumer	15,679	16,447
Municipal obligations	24,803	23,128
Gross loans	1,186,841	1,196,844
Less: Deferred loan origination fees and discount	(1,392)	(1,435)
Allowance for loan losses	(16,650)	(16,568)

Net loans	$1,168,799	$1,178,841

The following tables present the activity in the allowance for loan losses for the three months ending June 30, 2013 and 2012, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 (in thousands):

			Non
		Residential	Residential			Municipal
June 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,937	$4,098	$5,997	$3,141	$418	$50	$16,641
Provision for loan losses	(26)	1,223	1,527	(1,300)	164	12	1,600
Loans charged off	(349)	(1,127)	(247)	(25)	(186)	-	(1,934)
Recoveries	21	20	3	245	54	-	343

Total ending allowance balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650

Ending allowance balance attributable to loans
Individually evaluated for impairment	$900	$678	$1,622	$1,161	$-	$-	$4,361
Collectively evaluated for impairment	1,683	3,536	5,658	900	450	62	12,289

Total ending allowance balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650

Loans
Loans individually evaluated for impairment	$2,698	$8,205	$16,681	$2,957	$-	$-	$30,541
Loans collectively evaluated for impairment	214,976	273,967	531,036	95,839	15,679	24,803	1,156,300

Total ending loans balance	$217,674	$282,172	$547,717	$98,796	$15,679	$24,803	$1,186,841

			Non
		Residential	Residential			Municipal
June 30, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,581	$2,916	$6,768	$5,694	$166	$237	$18,362
Provision for loan losses	(406)	995	163	688	321	(61)	1,700
Loans charged off	(16)	(148)	(269)	(1,219)	(156)	-	(1,808)
Recoveries	0	23	4	4	61	-	92

Total ending allowance balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346

The following tables present the activity in the allowance for loan losses for the six months ending June 30, 2013 and 2012, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2013 and December 31, 2012 (in thousands):

			Non
		Residential	Residential			Municipal
June 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	407	1,445	1,485	82	160	21	3,600
Loans charged off	(577)	(1,547)	(1,259)	(234)	(441)	-	(4,058)
Recoveries	37	44	63	249	147	-	540

Total ending allowance balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650

Ending allowance balance attributable to loans
Individually evaluated for impairment	$900	$678	$1,622	$1,161	$-	$-	$4,361
Collectively evaluated for impairment	1,683	3,536	5,658	900	450	62	12,289

Total ending allowance balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650

Loans
Loans individually evaluated for impairment	$2,698	$8,205	$16,681	$2,957	$-	$-	$30,541
Loans collectively evaluated for impairment	214,976	273,967	531,036	95,839	15,679	24,803	1,156,300
Total ending loans balance	$217,674	$282,172	$547,717	$98,796	$15,679	$24,803	$1,186,841

			Non
		Residential	Residential			Municipal
June 30, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	(677)	1,687	220	1,706	401	163	3,500
Loans charged off	(372)	(522)	(1,173)	(1,246)	(325)	-	(3,638)
Recoveries	1	30	5	6	154	-	196

Total ending allowance balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346

			Non
		Residential	Residential			Municipal
December 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,266	$970	$2,540	$1,369	$120	$-	$6,265
Collectively evaluated for impairment	1,450	3,302	4,451	595	464	41	10,303

	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Loans
Loans individually evaluated for impairment	$1,840	$8,666	$18,076	$5,154	$120	$-	$33,856
Loans collectively evaluated for impairment	199,544	269,620	555,025	99,344	16,327	23,128	1,162,988

Total ending loans balance	$201,384	$278,286	$573,101	$104,498	$16,447	$23,128	$1,196,844

The following table presents individually impaired loans by class of loans as of and for the three months ended June 30, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$170	$170	$-	$173	$-	$-

Residential real estate
Home equity lines of credit	50	34	-	17	-	-
Multifamily properties	-	-	-	485	-	-
Other	2,595	2,232	-	2,170	-	-

Nonresidential real estate
Owner occupied properties	379	379	-	3,385	-	-
Non owner occupied properties	4,791	4,559	-	4,326	-	-

Construction	-	-	-	771	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	2,528	2,528	900	2,221	22	20

Residential real estate
Home equity lines of credit	339	339	155	478	3	3
Multifamily properties	1,320	970	3	485	8	8
Other	5,019	4,630	520	5,324	18	16

Nonresidential real estate
Owner occupied properties	10,133	9,149	1,415	5,671	9	6
Non owner occupied properties	3,114	2,594	207	3,589	34	30
Construction	3,275	2,957	1,161	3,143	29	12
Consumer	-	-	-	0	0	0

Total	$33,713	$30,541	$4,361	$32,238	$123	$95

The following table presents individually impaired loans by class of loans as of and for the three months ended June 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$349	$309	$-	$309	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	-	-	-	264	-	-
Other	2,060	2,045	-	2,059	-	-

Nonresidential real estate
Owner occupied properties	188	188	-	574	-	-
Non owner occupied properties	1,894	1,892	-	2,317	-	-

Construction	655	355	-	178	-	-

With an allowance recorded
Commercial	557	557	138	1,001	2	1

Residential real estate
Home equity lines of credit	137	137	137	137	-	-
Multifamily properties	2,115	1,784	241	892	11	11
Other	3,729	3,654	492	3,642	21	17

Nonresidential real estate
Owner occupied properties	9,009	9,008	1,124	9,037	78	77
Non owner occupied properties	9,644	8,824	1,155	8,246	47	22

Construction	8,834	7,722	4,229	8,824	46	41

Total	$39,221	$36,525	$7,516	$37,530	$205	$169

The following table presents individually impaired loans by class of loans as of and for the six months ended June 30, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$170	$170	$-	$137	$-	$-

Residential real estate
Home equity lines of credit	50	34	-	21	-	-
Multifamily properties	-	-	-	485	-	-
Other	2,595	2,232	-	2,032	-	-

Nonresidential real estate
Owner occupied properties	379	379	-	3,290	-	-
Non owner occupied properties	4,791	4,559	-	4,325	-	-

Construction	-	-	-	771	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	2,528	2,528	900	2,042	34	28

Residential real estate
Home equity lines of credit	339	339	155	534	6	6
Multifamily properties	1,320	970	3	573	8	8
Other	5,019	4,630	520	5,430	41	39

Nonresidential real estate
Owner occupied properties	10,133	9,149	1,415	5,431	11	8
Non owner occupied properties	3,114	2,594	207	4,274	75	68
Construction	3,275	2,957	1,161	3,692	65	48
Consumer	-	-	-	30	0	0

Total	$33,713	$30,541	$4,361	$33,067	$240	$205

The following table presents individually impaired loans by class of loans as of, and for the six months ended June 30, 2012 (in thousands):

	Average	Interest
	Recorded	Income	Interest
	Investment	Recognized	Received
With no related allowance recorded
Commercial	$309	$-	$-
Residential real estate
Home equity lines of credit	50	-	-
Multifamily properties	398	-	-
Other	1,973	-	-
Nonresidential real estate
Owner occupied properties	802	-	-
Non owner occupied properties	2,373	-	-
Construction	169	-	-
With an allowance recorded
Commercial	1,013	3	1
Residential real estate
Home equity lines of credit	103	-	-
Multifamily properties	446	11	11
Other	3,681	45	40
Nonresidential real estate
Owner occupied properties	9,235	158	156
Non owner occupied properties	7,884	109	72
Construction	8,778	118	110
Total	$37,214	$444	$390

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$28	$28	$-

Residential real estate
Home equity lines of credit	50	50	-
Multifamily properties	-	-	-
Other	1,922	1,679	-

Nonresidential real estate
Owner occupied properties	-	-	-
Non owner occupied properties	5,056	4,551	-

Construction	-	-	-
Consumer	-	-	-

With an allowance recorded
Commercial	1,812	1,812	1,266

Residential real estate
Home equity lines of credit	766	566	212
Multifamily properties	1,320	1,320	248
Other	5,196	5,051	510

Nonresidential real estate
Owner occupied properties	9,142	8,190	1,644
Non owner occupied properties	5,876	5,335	896
Construction	6,274	5,154	1,369
Consumer	120	120	120

Total	$37,562	$33,856	$6,265

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2013 and December 31, 2012 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
June 30, 2013
Commercial	$413	$-	$605	$216,656	$217,674
Residential real estate
Home equity lines of credit	320	-	351	98,670	99,341
Multifamily properties	-	-	-	56,605	56,605
Other residential real estate	955	-	5,717	119,554	126,226

Nonresidential real estate
Owner occupied properties	1,013	-	8,854	266,221	276,088
Non owner occupied properties	1,292	-	2,761	267,576	271,629
Construction	-	-	638	98,158	98,796

Consumer
Credit card balances	124	11	-	6,747	6,882
Other consumer	-	-	8	8,789	8,797

Municipal obligations	-	-	-	24,803	24,803

Total	$4,117	$11	$18,934	$1,163,779	$1,186,841

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2012
Commercial	$1,668	$-	$740	$198,976	$201,384
Residential real estate
Home equity lines of credit	476	-	775	98,806	100,057
Multifamily properties	-	-	-	48,558	48,558
Other residential real estate	6,615	17	4,468	118,571	129,671

Nonresidential real estate
Owner occupied properties	2,809	-	7,000	278,362	288,171
Non owner occupied properties	2,788	-	5,138	277,004	284,930
Construction	738	-	1,075	102,685	104,498

Consumer
Credit card balances	32	22	-	6,905	6,959
Other consumer	5	-	48	9,435	9,488

Municipal obligations	-	-	-	23,128	23,128

Total	$15,131	$39	$19,244	$1,162,430	$1,196,844

Troubled Debt Restructurings (dollars in thousands):

The Company allocated $1,791 and $4,374 of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of June 30, 2013 and June 30, 2012, respectively. Troubled debt restructurings totaled $16,727 and $20,737 as of June 30, 2013 and June 30, 2012, respectively. The Company had not committed to lend additional amounts as of June 30, 2013 and June 30, 2012 to customers with outstanding loans that were classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	2	$171	$171	1	$158	$158

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-
Other residential real estate	1	491	491	2	1,437	1,437
Nonresidential real estate
Owner occupied properties	-	-	-	-	-	-
Non owner occupied properties	1	137	137	-	-	-
Construction	-	-	-	4	1,955	1,952
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	4	$799	$799	7	$3,550	$3,547

The four restructured notes added during second quarter of 2013 for $799 were added as performing troubled debt restructured loans. The seven restructured notes added in second quarter 2012 for a total of $3,547 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above did not have an effect on the allowance for loan losses and resulted in no charge-offs during the second quarter ending June 30, 2013. For the second quarter 2012, the troubled debt restructurings increased the allowance by $241 and resulted in charge-offs of $1,112.

The following table presents loans by class modified as troubled debt restructurings that occurred during six months ended June 30, 2013 and 2012 (dollars in thousands):

	2013			2012
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	2	$171	$171	1	$158	$158

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1	970	970	1	485	448
Other residential real estate	1	491	491	2	1,437	1,437
Nonresidential real estate
Owner occupied properties	-	-	-	1	154	154
Non owner occupied properties	2	970	950	-	-	-
Construction	-	-	-	5	4,213	3,961
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	6	$2,602	$2,582	10	$6,447	$6,158

The six restructured notes added during the first six months of 2013 for $2,582 were added as performing troubled debt restructured loans. The 10 restructured notes added in the first six months of 2012 for a total of $6,158 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $17 and resulted in charge-offs of $350 during the six months ending June 30, 2013 and increased the allowance for loan losses by $1,112 and resulted in charge-off’s of $1,262 for six months ending June 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending June 30, 2013 (dollars in thousands):

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	1	$148
Residential real estate
Home equity lines of credit
Multifamily properties	-	-
Other residential real estate	1	462
Nonresidential real estate
Owner occupied properties	1	6,343
Non owner occupied properties	2	1,986
Construction	3	584
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	8	$9,523

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $1,152 and resulted in charge-offs of $0 during the second quarter ending June 30, 2013 and $553 for the six months ending June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2012 (dollars in thousands):

Troubled Debt Restructurings That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	3	$468
Residential real estate
Home equity lines of credit
Multifamily properties
Other residential real estate	3	3,195
Nonresidential real estate
Owner occupied properties	1	7,648
Non owner occupied properties	3	1,472
Construction	2	3,168
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	12	$15,951

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $411 and resulted in charge-offs of $1,112 during the second quarter ending June 30, 2012 and $1,262 for the six months ending June 30, 2012.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
June 30, 2013
Commercial	$204,330	$5,438	$7,906	$-	$-	$217,674
Residential real estate
Home equity lines of credit	12,945	891	1,179	-	84,326	99,341
Multifamily properties	53,934	-	2,671	-	-	56,605
Other residential real estate	35,993	1,655	9,564	-	79,014	126,226

Nonresidential real estate
Owner occupied properties	246,395	3,896	25,797	-	-	276,088
Non owner occupied properties	257,265	3,793	10,571	-	-	271,629
Construction	85,943	9,400	3,453	-	-	98,796

Consumer
Credit card balances	-	-	-	-	6,882	6,882
Other consumer	48	-	8	-	8,741	8,797
Municipal obligations	24,803	-	-	-	-	24,803

Total	$921,656	$25,073	$61,149	$-	$178,963	$1,186,841

(1) Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2012
Commercial	$188,686	$8,469	$4,229	$-	$-	$201,384

Residential real estate
Home equity lines of credit	10,840	999	1,388	-	86,830	100,057
Multifamily properties	45,329	99	3,130	-	-	48,558
Other residential real estate	35,922	1,146	10,477	-	82,126	129,671

Nonresidential real estate
Owner occupied properties	258,816	13,648	15,707	-	-	288,171
Non owner occupied properties	264,442	8,098	12,390	-	-	284,930
Construction	96,154	2,264	6,080	-	-	104,498

Consumer
Credit card balances	-	-	-	-	6,959	6,959
Other consumer	-	-	141	-	9,347	9,488
Municipal obligations	23,128	-	-	-	-	23,128

Total	$923,317	$34,723	$53,542	$-	$185,262	$1,196,844

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		June 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$128,722	$-	$128,722	$-
U.S. government agency mortgage backed	176,829	-	176,829	-
Corporate	995	-	-	995
Derivatives	1,550	-	1,550	-
Total	$308,096	$-	$307,101	$995

Liabilities
Derivatives	$1,550	$-	$1,550	$-
Total	$1,550	$-	$1,550	$-

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$128,477	-	128,477	-
U.S. government agency mortgage backed	184,907	-	184,907	-
Corporate	1,060	-	-	1,060
Derivatives	1,926	-	1,926	-
Total	$316,370	-	315,310	1,060

Liabilities
Derivatives	$1,926	-	1,926	-
Total	$1,926	-	1,926	-

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2013.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2013 for Level 3 assets and liabilities that are still held at June 30, 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and six months ended June 30 (in thousands):

	Corporate Securities
	June 30, 2013	June 30, 2012

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings
Included in other comprehensive income
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	65	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at June 30	$995	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2013(in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$995	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$1,540	$-	$-	$1,540
Nonresidential real estate		-
Owner occupied properties	7,547	-	-	7,547
Non owner occupied properties	749	-	-	749
Residential real estate
Home equity lines of credit	184	-	-	184
Multifamily properties	-	-	-	-
Other	4,110	-	-	4,110
Construction	754	-	-	754
Other real estate owned		-	-
Residential	283			283
Non-residential	2,121	-	-	2,121
Total	$17,288	$-	$-	$17,288

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$546	$-	$-	$546
Nonresidential real estate		-
Owner occupied properties	6,346	-	-	6,346
Non owner occupied properties	2,788	-	-	2,788
Residential real estate
Home equity lines of credit	354	-	-	354
Multifamily properties	1,072	-	-	1,072
Other	4,541	-	-	4,541
Construction	2,657	-	-	2,657
Other real estate owned
Residential	396	-	-	396
Non-residential	2,683	-	-	2,683
Total	$21,383	$-	$-	$21,383

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19,245 with a valuation allowance of $4,361, resulting in a decrease in provision for loan losses of $1,904 for the first half of 2013. As of December 31, 2012, impaired loans had a gross carrying amount of $24,560, with a valuation allowance of $6,265, resulting in a decrease in provision for loan losses of $1,178.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $2,404, which is made up of the outstanding balance of $2,926, net of a valuation allowance of $522 at June 30, 2013, resulting in a write-down of $276, for the quarter ended June 30, 2013. At December 31, 2012, other real estate owned had a net carrying amount of $3,079, made up of the outstanding balance of $3,728, net of a valuation allowance of $649, resulting in a write-down of $369 for the year ended December 31, 2012.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2013 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$1,540	Cost, sales, income approach	Adjustment for comparable properties or equipment, market conditions	0-100% (50%)
Nonresidential real estate
Owner occupied properties	7,547	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (20%)
Non owner occupied properties	749	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (3%)
Residential real estate
Home equity lines of credit	184	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (0%)
Other	4,110	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (8%)
Construction	754	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (22%)
Other real estate owned
Residential	283	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Non-residential	2,121	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Total	$17,288

The carrying amounts and estimated fair values of financial instruments at June 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at
		June 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$80,941	$80,941	$-	$-	$80,941
Interest-bearing deposits with Banks	250	250	-	-	250
Securities available-for-sale	306,546	-	305,551	995	306,546
Securities held-to-maturity	77,857	-	77,028	-	77,028
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	9,909	-	9,909	-	9,909
Loans, net	1,168,799	-	-	1,169,651	1,169,651
Accrued interest receivable	4,381	-	1,415	2,966	4,381
Derivative assets	1,550	-	1,550	-	1,550
Financial liabilities
Deposits	$(1,504,829)	$(1,177,482)	$(328,647)	$-	$(1,506,129)
Short-term borrowings	(26,934)	-	(26,934)	-	(26,934)
Notes payable	(50,702)	-	(26,384)	(17,222)	(43,606)
Accrued interest payable	(840)	-	(827)	(13)	(840)
Standby letters of credit	(221)	-	-	(221)	(221)
Derivative liabilities	(1,550)	-	(1,550)	-	(1,550)

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$151,832	$151,832	$-	$-	$151,832
Interest-bearing deposits with banks	250	250	-	-	250
Securities available-for-sale	314,444	-	313,384	1,060	314,444
Securities held-to-maturity	66,843	-	68,504	-	68,504
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	16,324	-	16,324	-	16,324
Loans, net	1,178,841	-	-	1,182,273	1,182,273
Accrued interest receivable	4,259	-	1,447	2,812	4,259
Derivative assets	1,926		1,926	-	1,926
Financial liabilities
Deposits	$(1,570,007)	$(1,210,925)	$(360,671)	$-	$(1,571,596)
Short-term borrowings	(41,408)	-	(41,408)	-	(41,408)
Notes payable	(48,721)	-	(22,392)	(17,192)	(39,584)
Accrued interest payable	(1,031)	-	(1,018)	(13)	(1,031)
Standby letters of credit	(271)	-	-	(271)	(271)
Derivative liabilities	(1,926)	-	(1,926)	-	(1,926)

Estimated fair value for both securities available-for-sale and held-to-maturity and derivatives were previously.

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

Interest-bearing deposits with banks: The carrying amount of interest-bearing deposits equivalents approximate fair value and are classified a Level 1.

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

Accrued interest receivable/payable: The carrying amounts of accrued interest approximate fair value resulting in a Level 1, Level 2 or Level 3 classification consistent with the classification of the asset/liability with which they are associated.

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

Standby letters of credit and off-balance sheet instruments: Fair values for off-balance sheet, credit-related financial instruments are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing, which results in a level 3 classification. The fair value of commitments is not material. Estimated fair value of standby letters of credit are based on their current unearned fee balance. Estimated fair value for commitments to make loans and unused lines of credit are considered nominal.

Note 11- Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income for the six months ended June 30, 2013:

Reclassifications Out Of Accumulated Other Comprehensive Income

Details about Accumulated other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$274	Net securities gains
	(96)	Income tax expense
	$178	Net of tax

There were no amounts reclassified from accumulated other comprehensive income for the three months ended June 30, 2013.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The objective of this section is to help shareholders and potential investors understand our views on our results of operations and financial condition. You should read this discussion in conjunction with the consolidated financial statements and notes to the consolidated financial statements that appear elsewhere in this quarterly report on form 10-Q (this “Quarterly Report”). References to the “Company,” “BKFC,” “we,” “us,” and “our” in this section refer to the Bank of Kentucky Financial Corporation and its subsidiaries, including The Bank of Kentucky, Inc. (the “Bank”), unless otherwise specified or unless the context otherwise requires.

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

OVERVIEW

Economic Overview

Despite mixed economic news in the second quarter of 2013, the overall economic recovery remains muted after a deep recession, highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry. In the second quarter of 2013, it is anticipated that the economy grew at rate 1.6% over the previous quarter, which remains well below the historical normalized 3% growth rate. For the year, the U.S. economy is expected to grow at a rate of 1.80% over 2012’s output, which is slightly lower than the previous estimate of 1.90%. This was a result of a drop in government spending. The national unemployment rate fell in the second quarter by 0.16% to 7.57% and the economy also produced 589,000 non-farm jobs in the quarter. The Company believes the major risks to the economy for 2013 will be the ongoing financial stress in Europe, a significant slowdown in China or other developing nations, a “double dip” in the housing market resulting in a significant drop in prices and sustained higher energy and commodity prices. Despite the recent increase in longer term interest rates, short term interest rates remain low and show no signs of increasing in the near term. The Federal Reserve remains committed to its pledge to keep rates extremely low as long as necessary.

2013 Second Quarter and Six Month Performance Overview

The results of the second quarter and first six months of 2013 reflect effects of the compression of the net interest margin and growth in non-interest income. For the second quarter and first six months of 2013 net interest income decreased $339,000 (2%) and $600,000 (2%), respectively, which was offset with increases in non-interest income of $487,000 (9%) and $743,000 (7%) in the respective time periods. The compression of the net interest margin is the result of the historically low interest rate environment, where the cost of funds are close to a floor and the yield on earning assets still has room to decline. The growth in non-interest income was distributed across all of the main sources of fee income in the Bank.

Also in the second quarter of 2013, the Company completed the repurchase of the warrant (the “Warrant”) from the U.S. Department of the Treasury (the “Treasury”) issued on February 13, 2009, as part of the TARP Capital Purchase Program for an aggregate repurchase price of $2,150,649. Prior to the repurchase transaction, the Warrant permitted the Treasury to purchase 276,078.12 shares of the Company’s common stock at an exercise price of $18.473 per share. The Warrant originally had provided for the purchase of 274,784 shares of the Company’s common stock at an exercise price of $18.56 per share and was thereafter adjusted for certain cash dividends declared by the Company from time to time. The Warrant had been issued in connection with the Company's sale to the Treasury of 34,000 shares of the Company's Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) in 2009. As previously disclosed on the Company’s Current Report on Form 8-K filed November 23, 2011, the Company completed the repurchase of the remaining outstanding Preferred Stock from the Treasury on November 23, 2011. As a result of the Warrant repurchase, the Company has repurchased all securities issued to the Treasury under the TARP Capital Purchase Program. The repurchase of the Warrant was funded by a $2,000,000 note payable.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at June 30, 2013 were $1,765,890,000 as compared to $1,844,104,000 at December 31, 2012, a decrease of $78,214,000 (4%). Cash and cash equivalents decreased $70,891,000 (47%) from $151,832,000 at December 31, 2012 to $80,941,000 at June 30, 2013. Loans outstanding decreased $9,960,000 from $1,195,409,000 at December 31, 2012 to $1,185,449,000 at June 30, 2013.

As Table 1 illustrates, the decrease in the loan portfolio in 2013 was the result of a decrease in commercial real estate loans of $25,384,000 (4%) and was offset with an increase in commercial loans of $16,290,000 (8%). Management expects a steady, although slow, increase in loan demand in 2013, mirroring the current economic conditions as discussed above. The Bank intends to continue to work to make loans that meet its longstanding prudent lending standards.

The increase in the cash surrender value of life insurance was primarily the result of the purchase of $5,000,000 in Bank owned life insurance policies in the first quarter of 2013. The Bank is the beneficiary of these policies, and the earnings from the increase in the cash surrender value of the policies are used to offset certain personnel benefit cost.

Deposits decreased $65,178,000 to $1,504,829,000 at June 30, 2013, compared to $1,570,007,000 at December 31, 2012. The largest decrease in deposits came from interest bearing transaction deposits which decreased $37,787,000, or 8%, from December 31, 2012. The Bank’s interest bearing transaction accounts include public fund accounts which decreased $29,692,000, or 8%, from the end of 2012. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. Non-interest bearing deposits (down $15,729,000 or 4%) and certificates of deposits (CDs) (down $29,365,000 or 10%) also decreased, while such decreases were partially offset by an increase in savings deposits (up $17,263,000 or 14%). Management believes that the decrease in non-interest bearing deposits reflects the transactional nature of these accounts, while the lower level of interest rates offered on CDs has made them less desirable to consumers and these funds have moved to money market or savings deposits.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	June 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$547,717	46.2%	$573,101	47.9%
One- to four-family residential real estate loans	282,172	23.8	278,286	23.3
Commercial loans	217,674	18.3	201,384	16.8
Consumer loans	15,679	1.3	16,447	1.4

Construction and land development loans	98,796	8.3	104,498	8.7
Municipal obligations	24,803	2.1	23,128	1.9
Total loans	$1,186,841	100.0%	$1,196,844	100.0%
Less:
Deferred loan fees	1,392		1,435
Allowance for loan losses	16,650		16,568
Net loans	$1,168,799		$1,178,841

Type of Deposit:
Non-interest bearing deposits	336,187	22.3%	351,916	22.4%
Interest bearing transaction deposits	460,912	30.6	498,699	31.8
Money market deposits	240,640	16.0	237,842	15.2
Savings deposits	139,731	9.3	122,468	7.8
Certificates of deposits	269,396	18.0	298,761	19.0
Individual retirement accounts	57,963	3.8	60,321	3.8
Total Deposits	$1,504,829	100.0%	$1,570,007	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income decreased from $8,939,000 ($1.19 diluted earnings per share) for the six months ended June 30, 2012 to $8,575,000 ($1.13 diluted earnings per share) for the same period in 2013, a decrease of $364,000 (4%). Net income increased from $4,424,000 ($.59 diluted earnings per share) for the quarter ended June 30, 2012 to $4,485,000 ($.59 diluted earnings per share) for the same period in 2013, an increase of $61,000 (1%). Contributing to the increase in net income from the second quarter of 2012 to the second quarter of 2013 was a $487,000 (9%) increase in non-interest income, which was partially offset by a $339,000 (2%) decrease in the net interest income. The increase in non-interest income included double digit increases in trust fee income (up 22%), service charges on deposits (up 15%), mortgage banking income (up 14%) and bankcard transaction revenue (up 10%). The decrease in net interest income was the result of compression of the net interest margin that decreased 19 basis points from 3.65% in the second quarter of 2012 to 3.46% in the second quarter of 2013.

NET INTEREST INCOME

Net interest income decreased $339,000 in the second quarter of 2013 as compared to the same period in 2012, while the year to date total decreased $600,000 (2%) from $27,891,000 in 2012 to $27,291,000 in 2013. As illustrated in Table 2 below, the net interest margin of 3.46% for the second quarter of 2013 was 19 basis points lower than the 3.65% net interest margin for the second quarter of 2012. As discussed in the overview section of the report, the decline in the interest margin was the result of the historically low interest rate environment, where the cost of funds are close to a floor and the yield on earning assets still has room to decline. The cost of interest-bearing liabilities decreased 15 basis points from .51% for the second quarter of 2012 to .36% in the second quarter of 2013, while the yield on earning assets decreased 31 basis points from 4.06% for the second quarter of 2012 to 3.75% for the second quarter of 2013.

As illustrated in Table 2, average earning assets increased $42,215,000 or 3% from the second quarter of 2012 to the second quarter of 2013, while average interest bearing liabilities only increased $20,297,000 or 2% in the same period. Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $748,000, which was offset with a negative rate variance of $1,101,000. As further illustrated in Table 4, the favorable volume variance was driven by the increase in interest income attributable to loans of $642,000. Driving the increase in interest income from loans was a $53,696,000 or 5% increase in the average balance of loans outstanding from the second quarter of 2012 to the second quarter of 2013. As the negative rate variance in the second quarter of 2013 shows, if rates were to continue to fall in 2013, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2013 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(5.46)%
Increase 100 bp	(2.84)
Decrease 100 bp	(7.87)

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

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2013 and 2012 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2013			Three Months ended June 30, 2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,190,590	$13,390	4.51%	$1,136,894	$13,948	4.93%
Securities (2)	387,526	1,725	1.79	375,245	1,961	2.10
Other interest-earning assets	46,886	78	0.67	70,648	79	0.45

Total interest-earning assets	1,625,002	15,193	3.75	1,582,787	15,988	4.06

Non-interest-earning assets	165,041			147,788
Total assets	$1,790,043			$1,730,575

Interest-bearing liabilities:
Transaction accounts	882,084	355	0.16	813,312	425	0.21
Time deposits	333,774	579	0.70	381,387	923	0.97
Borrowings	74,927	238	1.27	75,789	266	1.41
Total interest-bearing liabilities	1,290,785	1,172	0.36	1,270,488	1,614	0.51

Non-interest-bearing liabilities	327,665			298,125

Total liabilities	1,618,450			1,568,613

Shareholders’ equity	171,593			161,962

Total liabilities and shareholders’ equity	$1,790,043			$1,730,575

Net interest income		$14,021			$14,374
Interest rate spread			3.39%			3.55%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.46%			3.65%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.07%			0.10%
Average interest-earning assets to interest-bearing liabilities	125.89%			124.58%

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2013 and 2012 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30,2013			Six Months ended June 30, 2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,192,612	$26,785	4.53%	$1,135,131	$27,906	4.94%
Securities (2)	381,979	3,404	1.80	374,636	3,921	2.10
Other interest-earning assets	66,390	174	0.53	79,622	171	0.43

Total interest-earning assets	1,640,981	30,363	3.73	1,589,389	31,998	4.05

Non-interest-earning assets	159,819			148,483
Total assets	$1,800,800			$1,737,872

Interest-bearing liabilities:
Transaction accounts	887,317	754	0.17	817,477	895	0.22
Time deposits	342,714	1,224	0.72	392,243	2,019	1.04
Borrowings	75,149	477	1.28	78,293	544	1.40
Total interest-bearing liabilities	1,305,180	2,455	0.38	1,288,013	3,458	0.54

Non-interest-bearing liabilities	323,975			289,867

Total liabilities	1,629,155			1,577,880

Shareholders’ equity	171,645			159,992

Total liabilities and shareholders’ equity	$1,800,800			$1,737,872

Net interest income		$27,908			$28,540
Interest rate spread			3.35%			3.51%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.43%			3.61%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.08%			0.10%
Average interest-earning assets to interest-bearing liabilities	125.73%			123.40%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2013 and 2012. The tax equivalent adjustment was $617,000 and $649,000 in 2013 and 2012, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2013 Compared to Three months ended June 30, 2012			Six months ended June 30, 2013 Compared to Six months ended June 30, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$642	$(1,200)	$(558)	$1,376	$(2,497)	$(1,121)
Securities	63	(299)	(236)	76	(593)	(517)
Other interest-earning assets(1)	(32)	31	(1)	(32)	35	3

Total interest-earning assets	673	(1,468)	(795)	1,420	(3,055)	(1,635)

Interest expense attributable to:
Transactions accounts	34	(104)	(70)	72	(213)	(141)
Time deposits	(106)	(238)	(344)	(233)	(562)	(795)
Borrowings	(3)	(25)	(28)	(21)	(46)	(67)

Total interest-bearing liabilities	(75)	(367)	(442)	(182)	(821)	(1,003)

Increase (decrease) in net interest income	$748	$(1,101)	$(353)	$1,602	$(2,234)	$(632)

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

Although the Bank is seeing the benefit of the current slow economic recovery, management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels. While charge-offs have decreased significantly from the peak of the current recession, management believes that the effect of the continuing economic uncertainty will include higher levels of charge-offs than were experienced before the economic recession began in 2008, as a result, we have recognized higher provisions for loan losses and a higher reserve for loan losses on the balance sheet. Management believes that loan growth experienced since the second quarter of 2012 is consistent with the slowly improving economic conditions, and management anticipates slowly growing demand for loans in the coming quarters.

Provision for loan losses decreased $100,000 in the second quarter of 2013 as compared to the same period in 2012, while the year to date total increased $100,000 (3%) from $3,500,000 in 2012 to $3,600,000 in 2013. The decrease in the provision for loan losses in the second quarter of 2013 reflected lower levels of charged-off loans in the second quarter of 2013 versus the second quarter of 2012, which was partially offset by a higher level of non-performing loans in the same time period. For the second quarter of 2013, net charge-offs were $1,591,000 or 0.54% of average loan balances compared to 2012 figures of $1,716,000 or 0.61% of average loan balances. The second quarter of 2013 also saw relatively higher levels of non-performing loans as compared to the second quarter of 2012; however, on a sequential basis non-performing loans decreased from the first quarter of 2013. As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $18,945,000 (1.60% of loans outstanding) at June 30, 2013, compared to $16,460,000 (1.44% of loans outstanding) at June 30, 2012. Contributing to the increase in non-performing loans from the first half of 2012 was one commercial relationship which added approximately $7,000,000 in non-accruing loans in the fourth quarter of 2012. This relationship was reported as an accruing restructured loan in June of 2012. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential basis, the provision for loan losses of $1,600,000 in the second quarter of 2013 was $400,000 lower than the provision in the first quarter of 2013, as non-performing loans decreased from $21,807,000 (1.84% of total loans) at March 31, 2013 to $18,945,000 (1.60% of total loans) at June 30, 2013. Net charge-offs on a sequential basis decreased from $1,927,000 (0.66% of loans) in the first quarter of 2013 to $1,591,000 (0.54% of loans) in the second quarter of 2013.

The provision for loan losses by portfolio segment for the second quarter of 2013, included in note nine of the financial statements, included the effects of higher specific reserves in the non residential real estate portfolio and a higher general reserve for residential real estate loans which were partially offset by the effects of lower levels of adversely classified loans in the construction portfolio.

The aggregate amounts of the Bank’s classified assets at June 30, 2013 and December 31, 2012 were as follows:

	June 30, 2013	December 31, 2013
	(Dollars in thousands)
Special mention (risk rating 6)	$25,073	$34,722
Substandard (risk rating 7 & 8)	61,149	53,542
Doubtful (risk rating 9)	0	0

Total classified assets	$86,222	$88,264

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $24,152,000 at June 30, 2013 versus $22,410,000 at June 30, 2012. This represents 1.37% of total assets at June 30, 2013 compared to 1.32% at June 30, 2012. While non-performing loans increased, as discussed above, from the second quarter of 2012 to the second quarter of 2013, OREO balances decreased $743,000 (12%) from $5,950,000 at June 30, 2012 to $5,207,000 at June 30, 2013. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off. On a sequential quarterly basis OREO balances decreased $247,000 or 5%.

 Accruing Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near -term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due. Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $7,204,000 at June 30, 2013 as compared to $15,388,000 at June 30, 2012. Total nonperforming TDRs were $9,523,000 at June 30, 2013 as compared to $5,349,000 at June 30, 2012. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The ALL was relatively stable as the impact of lower levels of adversely classified loans and lower levels of specific loan reserves was offset by historic loss ratios applied to satisfactory credits. Management believes this is directionally consistent in the first half of 2013 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2012. The ALL increased $82,000 from $16,568,000 at December 31, 2012 to $16,650,000 at June 30, 2013. The increase in the ALL coupled with a slight decrease in loans outstanding in the first six months of 2013 led to an increase in the allowance for loan losses as a percentage of total loans from 1.39% at December 31, 2012 to 1.40% at June 30, 2013. The amount of the allowance allocated to impaired loans at the end of the second quarter of 2013, was $4,361,000, which was down $1,904,000 from $6,265,000 at December 31, 2012. The majority of the loans charged off in the first half of 2013 were reserved for at December 31, 2012. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2012 to June 30, 2013. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio. Management believes the current economic strains will continue throughout 2013 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2013	2012	2013	2012
Balance of allowance at beginning of period	$16,641	$18,362	$16,568	$18,288
Recoveries of loans previously charged off:
Commercial loans	270	8	361	12
Consumer loans	72	82	176	177
Mortgage loans	1	2	3	7
Total recoveries	343	92	540	196
Loans charged off:
Commercial loans	749	1,532	2,160	2,684
Consumer loans	407	261	681	564
Mortgage loans	778	15	1,217	390
Total charge-offs	1,934	1,808	4,058	3,637
Net charge-offs	(1,591)	(1,716)	(3,518)	(3,442)
Provision for loan losses	1,600	1,700	3,600	3,500
Balance of allowance at end of period	$16,650	$18,346	$16,650	$18,346
Net charge-offs to average loans outstanding for period	0.54%	0.61%	0.60%	0.61%

Allowance at end of period to loans at end of period	1.40%	1.60%	1.40%	1.60%

Allowance to non-performing loans at end of period	88%	111%	88%	111%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	June 30, 2013	December 31, 2012

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$11,615	$12,138
Residential real estate	6,068	5,243
Construction	638	1,075
Commercial	605	740
Consumer and other	8	48
Total	18,934	19,244
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	-	17
Construction	-	-
Commercial	-	-
Consumer and other loans	11	22
Total	11	39
Total non-performing loans	$18,945	$19,283
Non-performing loans as a percentage of total loans	1.60%	1.61%

Other real estate owned	$5,207	$5,396

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$7,204	$6,046
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	9,523	11,095
Total troubled debt restructured loans	$16,727	$17,141

The amount of gross interest income that would have been recorded for nonaccrual loans in the second quarter of 2013 if loans had been current in accordance with their original terms was $189,000 and $155,000 in the second quarter of 2012.

Loans detailed on the credit quality table and the non-performing loan table are the indicators of potential problem loans and there are no other known problems beyond what is disclosed in these tables.

NON-INTEREST INCOME

Table 7-Major components of non-interest income (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest income:	2013	2012	2013	2012

Service charges and fees	$2,581	$2,241	$4,712	$4,442
Net securities gains (losses)	-	(4)	274	203
Mortgage banking income	672	589	1,211	1,175
Trust fee income	850	694	1,702	1,383
Bankcard transaction revenue	1,044	952	2,001	1,854
Company owned life insurance earnings	303	290	572	610
Gain/(loss) on other real estate owned	(308)	(40)	(312)	(134)
Other	698	631	1,542	1,426

Total non-interest income	$5,840	$5,353	$11,702	$10,959

As illustrated in Table 7, total non-interest income increased $743,000 (7%) from $10,959,000 for the first six months of 2012 to $11,702,000 for the first six months of 2013. For the second quarter of 2013, non-interest income increased $487,000 (9%) to $5,840,000 from $5,353,000 for the same period in 2012. Contributing to the increase for the first six months ended June 30, 2012 was a $319,000 (23%) increase in trust fee income, a $270,000 (6%) increase in service charges and fees and a $147,000 (8%) increase in bankcard transaction revenue, which was partially offset by $178,000 higher losses on the sale of real estate owned. While mortgage banking income was $36,000 (3%) higher in the first six months of 2013 than the same period in 2012, management believes the demand for home mortgage loan refinancing will decrease significantly in the second half of 2013 as interest rates have risen significantly. As a result, management expects mortgage banking income to decrease in the second half of 2013 as compared to the first half of 2013 and the second half of 2012. Also, in the first quarter of 2013 the Bank took advantage of the low interest rate environment to sell approximately $5,230,000 of available-for-sale mortgage backed securities for a $274,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the Treasury and therefore their credit quality was not negatively affected by the current economic recession.

NON-INTEREST EXPENSE

Table 8-Major components of non-interest expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest expense:	2013	2012	2013	2012

Salaries and benefits	$5,988	$5,724	$11,901	$11,175
Occupancy and equipment	1,315	1,315	2,621	2,592
Data processing	537	533	1,087	1,068
Advertising	323	386	667	769
Electronic banking	421	381	851	740
Outside servicing fees	286	228	552	530
State bank taxes	615	579	1,190	1,138
Other real estate owned and loan collection	444	514	688	940
Amortization of intangible assets	157	196	316	396
FDIC insurance	335	295	630	600
Other	1,244	1,376	2,931	2,921

Total non-interest expense	$11,665	$11,527	$23,434	$22,869

As illustrated in Table 8 above, non-interest expense increased to $23,434,000 in the first six months of 2013, from $22,869,000 in the same period of 2012, an increase of $565,000 (2%). For the second quarter of 2013, non-interest expense increased $138,000 (1%) to $11,665,000 compared to $11,527,000 for the same period in 2012. Contributing to the increase in non-interest expense in the first half of 2013 were salaries and benefits expense (up $726,000 or 6% from June 30, 2012), which was partially offset by a decrease in OREO and loan collection expense (down $252,000 or 27% from June 30, 2012). The increase in salaries and benefits included $217,000 in higher accruals for pension plan expense. Contributing to the higher pension plan expense was a lower discount rate applied to future benefits and higher levels of compensation.

INCOME TAX EXPENSE

During the first six months of 2013, income tax expense decreased $158,000 (4%) from $3,542,000 in the first six months of 2012 to $3,384,000 in the same period of 2013 as a result of lower earnings. During the second quarter of 2013, income tax expense increased $49,000 (3%) from $1,749,000 in the second quarter of 2012 to $1,798,000 in the same period of 2013 as a result of higher earnings. For the second quarter of 2013, the effective tax rate increased to 28.62% compared to 28.33% for the same period of 2012. The effective tax rate decreased to 28.30% for the first six months of 2013 compared to 28.38% for the same period in 2012.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $70,891,000, from $151,832,000 at December 31, 2012 to $80,941,000 at June 30, 2013.

The Company’s total shareholders’ equity decreased $211,000 from $170,440,000 at December 31, 2012 to $170,229,000 at June 30, 2013. In the first six months of 2013, the Company paid a cash dividend of $.34 per share totaling $2,547,000 to common shareholders. In September 2012 the Board of Directors voted to change from a semi-annual cash dividend to a quarterly cash dividend, commencing with the fourth quarter of 2012. The decrease in the shareholders’ equity in 2013 was the result of a $4,806,000 decrease in accumulated other comprehensive income, this decrease was the result of the decrease in the market value of the available-for-sale securities. The market value of these securities decreased as a result of the increase in long term interest rates in June of 2013. The market value of these securities changed from a unrealized gain at December 31, 2012 of $5,949,000 to an unrealized loss of $1,332,000 at June 30, 2013.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to common shareholders and for general operating expenses. As mentioned in the overview section, the Company funded the repurchased of TARP warrants outstanding with a $2,000,000 note payable. The Board of Governors of the Federal Reserve System (the “Federal Reserve”) and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. As described in more detail below, in July 2013, U.S. federal banking authorities approved final capital rules that revise risk-based and leverage capital requirements that will apply to BKFC and the Bank once fully implemented. At June 30, 2013, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $48,150,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At June 30, 2013, the Bank's leverage and total risk-based capital ratios were 9.25% and 11.06%, respectively, which exceed the well-capitalized thresholds.

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

U.S. Implementation of Basel III. On July 2, 2013, the Federal Reserve approved final rules (the “Final Capital Rules”) that substantially amend the regulatory risk-based capital rules applicable to BKFC and the Bank. The FDIC and the Office of the Comptroller of the Currency (“OCC”) have subsequently approved these rules. The Final Capital Rules consolidate the Notices of Proposed Rulemaking announced in June 2012, with selected changes, resulting in higher risk-based and leverage capital requirements consistent with the Basel Committee on Banking Supervision capital rules, commonly referred to as Basel III. The Final Capital Rules include new risk-based capital and leverage ratios, which will be phased in from 2015 to 2019 as applied to us. The new minimum capital level requirements applicable to BKFC and the Bank under the final rules are: (i) a new common equity Tier 1 capital ratio of 4.5%, (ii) an increased Tier 1 capital ratio of 6% from 4%, (iii) a total capital ratio of 8%, which remains unchanged from current rules, and (iv) a Tier 1 leverage ratio of 4% for all institutions. The Final Capital Rules also establish a “capital conservation buffer” above the new regulatory minimum capital requirements, which must consist entirely of common equity Tier 1 capital. The implementation of the capital conservation buffer will begin on January 1, 2016 at the 0.625% level and be phased in over a four-year period (increasing by that amount on an annual basis until it reaches 2.5% on January 1, 2019). Under the Final Capital Rules financial institutions are subject to limitations on paying dividends, engaging in share repurchases, and paying discretionary bonuses if their capital level falls below the buffer amount.

The Final Capital Rules implement revisions and clarifications consistent with Basel III regarding the various components of Tier 1 capital, including common equity, unrealized gains and losses, as well as certain instruments that will no longer qualify as Tier 1 capital, some of which will be phased out over time. However, the Final Capital Rules provide that smaller depository institution holding companies with less than $15 billion in total assets as of December 31, 2009 (which includes BKFC) will be able to permanently include non-qualifying instruments that were issued and included in Tier 1 or Tier 2 capital prior to May 19, 2010 in Tier 1 or Tier 2 capital until they redeem such instruments or until the instruments mature. The Final Capital Rules also set forth certain changes for the calculation of risk-weighted assets, which the Bank will be required to utilize beginning January 1, 2015.

The Final Capital Rules also contain revisions to the prompt corrective action framework, which is designed to place restrictions on insured depository institutions, including the Bank, if their capital levels begin to show signs of weakness. These revisions will take effect on January 1, 2015. Under the prompt corrective action requirements, which are designed to complement the capital conservation buffer, insured depository institutions will be required to meet the following increased capital level requirements in order to qualify as “well capitalized:” (i) a new common equity Tier 1 capital ratio of 6.5%, (ii) a Tier 1 capital ratio of 8%, which increased from 6%, (iii) a total capital ratio of 10%, which remain unchanged from current rules, and (iv) a Tier 1 leverage ratio of 5%, which increased from 4%.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the Final Capital Rules if they were presently in effect.

* * * * *

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2013, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Bank of Kentucky Financial Corporation

Date:	August 6, 2013	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	August 6, 2013	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)