Form 10-Q
period 2013-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2013-11-06
CIK 934547

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2013

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

As of October 29, 2013, 7,529,823 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART  I  FINANCIAL INFORMATION

Item 1. Financial Statements
THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
(Dollars in thousands, except per share data - unaudited)
	September 30, 2013	December 31, 2012
Assets
Cash and cash equivalents	$102,448	$151,832
Interest-bearing deposits with banks	250	250
Available-for-sale securities	310,558	314,444
Held-to-maturity securities	78,371	66,843
Loans held for sale	2,435	16,324
Total loans	1,201,193	1,195,409
Less: Allowance for loan losses	16,632	16,568
Net loans	1,184,561	1,178,841
Premises and equipment, net	22,517	22,494
FHLB stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	1,995	2,462
Cash surrender value of life insurance	39,507	33,808
Accrued interest receivable and other assets	32,460	29,684
Total assets	$1,802,224	$1,844,104

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,529,505	$1,570,007
Short-term borrowings	32,167	41,408
Notes payable	50,695	48,715
Accrued interest payable and other liabilities	14,606	13,534
Total liabilities	1,626,973	1,673,664

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,528,618 (2013) and 7,470,236 (2012) shares issued	3,098	3,098
Additional paid-in capital	35,671	35,126
Retained earnings	137,315	128,289
Accumulated other comprehensive income (loss)	(833)	3,927
Total shareholders’ equity	175,251	170,440
Total liabilities and shareholders’ equity	$1,802,224	$1,844,104

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except per share data - unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
INTEREST INCOME
Loans, including related fees	$13,325	$13,771	$39,883	$41,363
Securities and other	1,709	1,662	4,897	5,419
Total interest income	15,034	15,433	44,780	46,782

INTEREST EXPENSE
Deposits	846	1,214	2,824	4,128
Borrowings	266	257	743	801
Total interest expense	1,112	1,471	3,567	4,929

Net interest income	13,922	13,962	41,213	41,853
Provision for loan losses	600	2,200	4,200	5,700
Net interest income after provision for loan losses	13,322	11,762	37,013	36,153

NON-INTEREST INCOME
Service charges and fees	2,829	2,325	7,541	6,767
Mortgage banking income	282	917	1,493	2,092
Net securities gains	-	-	274	203
Company owned life insurance earnings	301	300	873	910
Bankcard transaction revenue	1,010	940	3,011	2,794
Trust fee income	846	710	2,548	2,093
Other	788	669	2,018	1,961
Total non-interest income	6,056	5,861	17,758	16,820

NON-INTEREST EXPENSE
Salaries and benefits	5,969	5,909	17,870	17,084
Occupancy and equipment	1,366	1,316	3,987	3,908
Data processing	533	505	1,620	1,573
Advertising	335	377	1,002	1,146
Other	3,516	3,692	10,674	10,957
Total non-interest expense	11,719	11,799	35,153	34,668

INCOME BEFORE INCOME TAXES	7,659	5,824	19,618	18,305
Less: income taxes	2,244	1,628	5,628	5,170
NET INCOME	$5,415	$4,196	$13,990	$13,135
Net income per common share:
Earnings per share, basic	$.72	$.56	$1.87	$1.76
Earnings per share, diluted	$.72	$.56	$1.85	$1.74

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except per share data - unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Net income	$5,415	$4,196	$13,990	$13,135

Other comprehensive income:
Unrealized gains/(losses) on securities
Unrealized holding gain/ (loss) arising during the period	70	1,921	(6,937)	2,766
Reclassification adjustment for losses (gains) included in net income	-	-	(274)	(203)
Tax effect	(25)	(654)	2,451	(872)
Total other comprehensive income (loss)	45	1,267	(4,760)	1,691

Comprehensive income	$5,460	$5,463	$9,230	$14,826

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands, except per share data -unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012

Beginning balance	$170,229	$164,450	$170,440	$156,570
Comprehensive income:
Net income	5,415	4,196	13,990	13,135
Change in net unrealized gain(loss), net of tax	45	1,267	(4,760)	1,691
Total comprehensive income	5,460	5,463	9,230	14,826

Cash dividends paid on common stock	(1,281)	(2,389)	(3,828)	(4,624)
Stock Activity (shares for three months ended 2013 and 2012- 30,604 and 1,555 and for the nine months ended 2013 and 2012- 58,382 and 34,401 including tax benefit)	735	37	1,231	741
Stock-based compensation expense	108	60	329	108
Warrants repurchased	-	-	(2,151)	-
Balance as of September 30	$175,251	$167,621	$175,251	$167,621
Dividends per share	$0.17	$0.32	$0.51	$0.62

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2013 AND 2012
(Dollars in thousands - unaudited)

	2013	2012
Cash Flows from Operating Activities

Net income	$13,990	$13,135

Adjustments to reconcile net income to net cash From operating activities	22,715	(1,246)
Net cash from operating activities	36,705	11,889

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	4,363	2,780
Proceeds from paydowns and maturities of available-for-sale securities	73,070	151,460
Purchases of held-to-maturity securities	(15,940)	(12,172)
Purchases of available-for-sale securities	(84,244)	(138,121)
Purchases of company owned life insurance	(5,000)	-
Net change in loans	(14,223)	(39,438)
Proceeds from the sale of other real estate	4,409	2,488
Proceeds from the sale of securities	5,230	6,944
Property and equipment expenditures	(1,243)	(1,210)
Net cash from investing activities	(33,578)	(27,269)

Cash Flows from Financing Activities

Net change in deposits	(40,502)	(27,575)
Net change in short-term borrowings	(9,241)	(7,158)
Proceeds from exercise of stock options	1,231	741
Cash dividends paid	(3,828)	(4,624)
Repurchases of warrants	(2,151)	-
Proceeds from note payable	2,000	-
Payments on note payable	(20)	(18)
Net cash from financing activities	(52,511)	(38,634)

Net change in cash and cash equivalents	(49,384)	(54,014)
Cash and cash equivalents at beginning of period	151,832	135,964
Cash and cash equivalents at end of period	$102,448	$81,950

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2013
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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and nine month periods.  Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants.  For the three months ended September 30, 2013 and 2012, 44,404 and 187,720 options were not considered, as they were not dilutive, and for the nine months ended September 30, 2013 and 2012, 46,778 and 264,389 options were not considered, as they were not dilutive.  On May 29, 2013 the Company repurchased 276,078.12 warrants outstanding from the U.S. Department of the Treasury. These warrants were included in the average dilution calculations until the repurchase date. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Weighted average shares outstanding	7,516,770	7,465,926	7,495,763	7,459,988
Dilutive effects of assumed exercises of stock options and warrants	32,760	88,133	73,500	77,415
Shares used to compute diluted earnings per share	7,549,530	7,554,059	7,569,263	7,537,403

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

The Company recorded stock option expense of $12,000 (net of taxes) and $38,000 (net of taxes) in the three and nine months ended September 30, 2013, respectively, and $24,000 (net of taxes) and $76,000 (net of taxes) in the three and nine months ended September 30, 2012, respectively.

Restricted Stock Units (RSUs)

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

A summary of changes in the Company’s non-vested shares for the three and nine months ended September 30, 2013 is as follows.

		Weighted-Average
Three months ended September 30, 2013		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at July 1, 2013	14,476	$26.24
Granted	-	-
Vested	-	-
Forfeited	453	26.49

Non-vested at September 30, 2013	14,023	$26.38

		Weighted-Average
Nine months ended September 30, 2013		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at January 1, 2013	4,185	$25.80
Granted	14,476	26.39
Vested	4,185	25.80
Forfeited	453	26.49
Non-vested at September 30, 2013	14,023	$26.38

The Company recorded RSU expense of $96,000 and $291,000 for the three and nine months ended September 30, 2013 and $36,000 for the three and nine months ended September 30 2012.  As of September 30, 2013, there was $154,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan.  The cost is expected to be recognized over a period of ten months.

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

Note 7 – New Accounting Pronouncements:

In February 2013, the FASB issued ASU 2013-02 with the primary objective of improving the reporting of reclassifications out of accumulated other comprehensive income (AOCI).  For significant reclassifications that are required to be presented in their entirety in net income in the same reporting period by U.S. Generally Accepted Accounting Principles (U.S. GAAP), the ASU requires an entity to report the effect of these reclassifications out of AOCI on the respective line items of net income either on the face of the statement that reports net income or in the financial statement notes. For AOCI items that are not reclassified to net income in their entirety, presentation in the financial statement notes is required. This ASU is effective for public companies for fiscal years and interim periods within those years beginning after December 15, 2012, or the first quarter of 2013 for calendar year-end companies. Adopting this standard did not have a material effect on the Company’s operating results or financial condition.

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
Available-for-Sale	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
U.S. government, federal agencies and government sponsored enterprises	$121,162	$223	$(2,356)	$119,029
U.S. government residential mortgage-backed	189,663	2,781	(1,910)	190,534
Corporate	995	-	-	995

	$311,820	$3,004	$(4,266)	$310,558

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$127,416	$1,130	$(69)	$128,477
U.S. government residential mortgage-backed	180,019	4,972	(84)	184,907
Corporate	1,060	-	-	1,060

	$308,495	$6,102	$(153)	$314,444

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
Held-to-Maturity	Amortized	Unrecognized	Unrecognized	Fair
	Cost	Gains	Losses	Value
September 30, 2013
Municipal and other obligations	$78,371	$1,096	$(1,728)	$77,739

December 31, 2012
Municipal and other obligations	$66,843	$1,900	$(239)	$68,504

The amortized cost and fair value of debt securities and carrying amount, if different, at September 30, 2013 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$3,238	$3,277	$3,198	$3,214
Due after one year through five years	41,404	41,316	32,269	32,842
Due after five years through ten years	76,520	74,436	37,324	36,103
Due after ten years	995	995	5,580	5,580
U.S. government agency mortgage-backed	189,663	190,534	-	-

	$311,820	$310,558	$78,371	$77,739

Proceeds on the sale of $5,230,000 of available-for-sale securities resulted in gains of $274,000 for the first nine months of 2013 and no securities were sold in the third quarter.   No securities were sold with losses in the first nine months of 2013.    $6,944,000 of available-for-sale securities were sold resulting in gains of $203,000 for the first nine months of 2012, with no losses.

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

As of September 30, 2013, the Bank’s security portfolio consisted of 250 securities, 84 of which were in an unrealized loss position of $5,994,000.  There was no OTTI of securities at September 30, 2013. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery.  The recent increase in unrealized losses is attributable to the shift in interest rates and not credit related.

Mortgage-backed Securities

At September 30, 2013, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.  Because a decline in market value would be attributable to changes in interest rates and illiquidity, and not credit quality, and because the Bank does not have the intent to sell these mortgage-backed securities and it is likely that it will not be required to sell the securities before their anticipated recovery, the Bank does not consider these securities to be other than temporarily impaired at September 30, 2013.

At September 30, 2013 and December 31, 2012, securities with a carrying value of $371,078 and $368,504 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2013 and December 31, 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
U.S. government, federal agencies and government sponsored enterprises	$89,115	$(2,356)	$-	$-	$89,115	$(2,356)
U.S government residential mortgage-backed	90,533	(1,910)	-	-	90,533	(1,910)
Total temporarily impaired	$179,648	$(4,266)	$-	$-	$179,648	$(4,266)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2013
Municipal & other obligations	34,397	(1,620)	5,403	(108)	39,800	(1,728)
Total temporarily impaired	$34,397	$(1,620)	$5,403	$(108)	$39,800	$(1,728)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
U.S. government, federal agencies and government sponsored enterprises	$11,877	$(69)	$-	$-	$11,877	$(69)
U.S government residential mortgage-backed	18,142	(84)	-	-	18,142	(84)
Total temporarily impaired	$30,019	$(153)	$-	$-	$30,019	$(153)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2012
Municipal & other obligations	15,056	(239)	-	-	15,056	(239)
Total temporarily impaired	$15,056	$(239)	$-	$-	$15,056	$(239)

Note 9 - Loans

Loan balances were as follows (in thousands):	September 30,	December 31,
	2013	2012

Commercial	$221,330	$201,384
Residential real estate	275,938	278,286
Nonresidential real estate	563,132	573,101
Construction	99,494	104,498
Consumer	15,978	16,447
Municipal obligations	26,898	23,128
Gross loans	1,202,770	1,196,844
Less: Deferred loan origination fees and discount	(1,577)	(1,435)
Allowance for loan losses	(16,632)	(16,568)

Net loans	$1,184,561	$1,178,841

The following tables present the activity in the allowance for loan losses for the three months ending September 30, 2013 and 2012, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 (in thousands):

			Non
		Residential	Residential			Municipal
September 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650
Provision for loan losses	467	486	(180)	(221)	42	6	600
Loans charged off	(5)	(451)	(380)	-	(189)	-	(1,025)
Recoveries	31	155	10	142	69	-	407

Total ending allowance balance	$3,076	$4,404	$6,730	$1,982	$372	$68	$16,632

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,545	$803	$1,224	$1,001	$-	$-	$4,573
Collectively evaluated for impairment	1,531	3,601	5,506	981	372	68	12,059

Total ending allowance balance	$3,076	$4,404	$6,730	$1,982	$372	$68	$16,632

Loans
Loans individually evaluated for impairment	$5,152	$7,106	$14,522	$2,801	$-	$-	$29,581
Loans collectively evaluated for impairment	216,178	268,832	548,610	96,693	15,978	26,898	1,173,189

Total ending loans balance	$221,330	$275,938	$563,132	$99,494	$15,978	$26,898	$1,202,770

			Non
		Residential	Residential			Municipal
September 30, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,159	$3,786	$6,666	$5,167	$392	$176	$18,346
Provision for loan losses	(215)	2,095	875	(729)	325	(151)	2,200
Loans charged off	(89)	(1,051)	(436)	(2,292)	(371)	-	(4,239)
Recoveries	18	3	183	2	72	-	278
Total ending allowance balance	$1,873	$4,833	$7,288	$2,148	$418	$25	$16,585

The following tables present the activity in the allowance for loan losses for the nine months ending September 30, 2013 and 2012, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2013 and December 31, 2012 (in thousands):

			Non
		Residential	Residential			Municipal
September 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	874	1,931	1,305	(139)	202	27	4,200
Loans charged off	(582)	(1,998)	(1,639)	(234)	(630)	-	(5,083)
Recoveries	68	199	73	391	216	-	947

Total ending allowance balance	$3,076	$4,404	$6,730	$1,982	$372	$68	$16,632

			Non
		Residential	Residential			Municipal
September 30, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	(892)	3,782	1,095	977	726	12	5,700
Loans charged off	(461)	(1,573)	(1,609)	(3,538)	(696)	-	(7,877)
Recoveries	19	33	188	8	226	-	474
Total ending allowance balance	$1,873	$4,833	$7,288	$2,148	$418	$25	$16,585

			Non
		Residential	Residential			Municipal
December 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,266	$970	$2,540	$1,369	$120	$-	$6,265
Collectively evaluated for impairment	1,450	3,302	4,451	595	464	41	10,303

	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Loans
Loans individually evaluated for impairment	$1,840	$8,666	$18,076	$5,154	$120	$-	$33,856
Loans collectively evaluated for impairment	199,544	269,620	555,025	99,344	16,327	23,128	1,162,988

Total ending loans balance	$201,384	$278,286	$573,101	$104,498	$16,447	$23,128	$1,196,844

The following table presents individually impaired loans by class of loans as of and for the three months ended September 30, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$111	$111	$-	$141	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	17	-	-
Multifamily properties	1,319	969	-	485	-	-
Other	1,163	1,052	-	1,642	-	-

Nonresidential real estate
Owner occupied properties	1,293	1,165	-	772	-	-
Non owner occupied properties	4,534	4,296	-	4,428	-	-

Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	5,041	5,041	1,545	3,784	57	52

Residential real estate
Home equity lines of credit	388	373	155	356	3	3
Multifamily properties	-	-	-	485	0	0
Other	5,188	4,712	648	4,671	20	19

Nonresidential real estate
Owner occupied properties	7,479	6,350	1,014	7,749	2	2
Non owner occupied properties	3,264	2,711	210	2,652	34	34
Construction	3,004	2,801	1,001	2,879	28	28
Consumer	-	-	-	-	0	0

Total	$32,784	$29,581	$4,573	$30,061	$144	$138

The following table presents individually impaired loans by class of loans as of and for the three months ended September 30, 2012 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$30	$30	$-	$170	$-	$-

Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	379	48	-	24	-	-
Other	2,869	2,626	-	2,336	-	-

Nonresidential real estate
Owner occupied properties	802	792	-	490	-	-
Non owner occupied properties	6,206	5,701	-	3,797	-	-

Construction	809	509	-	432	-	-

With an allowance recorded
Commercial	1,088	1,088	317	823	4	4

Residential real estate
Home equity lines of credit	1,488	1,488	1,341	813	12	12
Multifamily properties	1,324	1,324	243	1,554	11	11
Other	3,109	2,964	145	3,309	31	24

Nonresidential real estate
Owner occupied properties	8,544	8,543	2,651	8,774	81	81
Non owner occupied properties	4,595	4,074	342	6,449	34	34

Construction	6,387	5,266	1,215	6,494	45	45

Total	$37,680	$34,503	$6,254	$35,515	$218	$211

The following table presents individually impaired loans by class of loans as of and for the nine months ended September 30, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$111	$111	$-	$138	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	20	-	-
Multifamily properties	1,319	969	-	485	-	-
Other	1,163	1,052	-	1,902	-	-

Nonresidential real estate
Owner occupied properties	1,293	1,165	-	2,450	-	-
Non owner occupied properties	4,534	4,296	-	4,359	-	-

Construction	-	-	-	514	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	5,041	5,041	1,545	2,623	91	80

Residential real estate
Home equity lines of credit	388	373	155	475	9	9
Multifamily properties	-	-	-	543	8	8
Other	5,188	4,712	648	5,177	61	58

Nonresidential real estate
Owner occupied properties	7,479	6,350	1,014	6,204	13	10
Non owner occupied properties	3,264	2,711	210	3,734	109	102
Construction	3,004	2,801	1,001	3,421	93	76
Consumer	-	-	-	20	-	-

Total	$32,784	$29,581	$4,573	$32,065	$384	$343

The following table presents individually impaired loans by class of loans as of, and for the nine months ended September 30, 2012 (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Received
With no related allowance recorded
Commercial	$263	$-	$-
Residential real estate
Home equity lines of credit	50	-	-
Multifamily properties	273	-	-
Other	2,094	-	-
Nonresidential real estate
Owner occupied properties	698	-	-
Non owner occupied properties	2,848	-	-
Construction	256	-	-
With an allowance recorded
Commercial	950	7	5
Residential real estate
Home equity lines of credit	339	12	12
Multifamily properties	815	22	22
Other	3,557	76	64
Nonresidential real estate
Owner occupied properties	9,081	239	237
Non owner occupied properties	7,406	143	106
Construction	8,017	163	155
Total	$36,647	$662	$601

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$28	$28	$-

Residential real estate
Home equity lines of credit	50	50	-
Multifamily properties	-	-	-
Other	1,922	1,679	-

Nonresidential real estate
Owner occupied properties	-	-	-
Non owner occupied properties	5,056	4,551	-

Construction	-	-	-
Consumer	-	-	-

With an allowance recorded
Commercial	1,812	1,812	1,266

Residential real estate
Home equity lines of credit	766	566	212
Multifamily properties	1,320	1,320	248
Other	5,196	5,051	510

Nonresidential real estate
Owner occupied properties	9,142	8,190	1,644
Non owner occupied properties	5,876	5,335	896
Construction	6,274	5,154	1,369
Consumer	120	120	120

Total	$37,562	$33,856	$6,265

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2013 and December 31, 2012 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
September 30, 2013
Commercial	$299	$-	$345	$220,686	$221,330
Residential real estate
Home equity lines of credit	388	5	393	97,327	98,113
Multifamily properties	-	-	-	52,901	52,901
Other residential real estate	1,222	114	5,104	118,484	124,924

Nonresidential real estate
Owner occupied properties	1,204	-	6,851	275,079	283,134
Non owner occupied properties	461	-	2,892	276,645	279,998
Construction	14	-	605	98,875	99,494

Consumer
Credit card balances	17	88	-	6,904	7,009
Other consumer	1	-	7	8,961	8,969

Municipal obligations	-	-	-	26,898	26,898

Total	$3,606	$207	$16,197	$1,182,760	$1,202,770

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2012
Commercial	$1,668	$-	$740	$198,976	$201,384
Residential real estate
Home equity lines of credit	476	-	775	98,806	100,057
Multifamily properties	-	-	-	48,558	48,558
Other residential real estate	6,615	17	4,468	118,571	129,671

Nonresidential real estate
Owner occupied properties	2,809	-	7,000	278,362	288,171
Non owner occupied properties	2,788	-	5,138	277,004	284,930
Construction	738	-	1,075	102,685	104,498

Consumer
Credit card balances	32	22	-	6,905	6,959
Other consumer	5	-	48	9,435	9,488

Municipal obligations	-	-	-	23,128	23,128

Total	$15,131	$39	$19,244	$1,162,430	$1,196,844

Troubled Debt Restructurings (dollars in thousands):

The Company allocated $1,737 and $2,837 of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2013 and September 30, 2012, respectively.  Troubled debt restructurings totaled $15,963 and $17,130 as of September 30, 2013 and September 30, 2012, respectively.  The Company had not committed to lend additional amounts as of September 30, 2013 and September 30, 2012 to customers with outstanding loans that were classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	1	$19	$19	1	$32	$30

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-
Other residential real estate	1	21	20	-	-	-
Nonresidential real estate
Owner occupied properties	-	-	-	-	-	-
Non owner occupied properties	-	-	-	-	-	-
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	2	$40	$39	1	$32	$30

The two restructured notes added during the third quarter of 2013 for $39 were added as performing troubled debt restructured loans. The one restructured note added in the third quarter 2012 for a total of $30 was added as performing troubled debt restructured loans.

The troubled debt restructurings described above did not have an effect on the allowance for loan losses and resulted in   no charge-offs during the third quarters ending September 30, 2013 and 2012.

The following table presents loans by class modified as troubled debt restructurings that occurred during nine months ended September 30, 2013 and 2012 (dollars in thousands):

	2013			2012
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	3	$190	$128	2	$190	$184

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1	970	969	1	485	48
Other residential real estate	2	512	511	1	187	186
Nonresidential real estate
Owner occupied properties	-	-	-	1	154	154
Non owner occupied properties	2	970	938	-	-	-
Construction	-	-	-	5	3,205	2,958
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	8	$2,642	$2,546	10	$4,221	$3,530

The eight restructured notes added during the first nine months of 2013 for $2,546 were added as performing troubled debt restructured loans. The 10 restructured notes added in the first nine months of 2012 for a total of $3,530 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $0 and resulted in charge-offs of $350 during the nine months ending September 30, 2013 and increased the allowance for loan losses by $1,115 and resulted in charge-offs of $1,262 for the nine months ending September 30, 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the third quarter ending September 30, 2013.
(dollars in thousands)

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	1	$15
Residential real estate
Home equity lines of credit
Multifamily properties	-	-
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	-	-
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	1	$15

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification for the nine months ending September 30, 2013.
(dollars in thousands)

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	3	$180
Residential real estate
Home equity lines of credit
Multifamily properties	1	970
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	1	150
Non owner occupied properties	3	3,136
Construction	4	1,542
Consumer
Credit card balances
Other consumer
Municipal obligations	-	-

Total	12	$5,978

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $31 and resulted in charge-offs of $0 during the third quarter ending September 30, 2013 and resulting in charge-offs of $553 for the nine months ending September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the third quarter ending September 30, 2012.
(dollars in thousands)

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	-	$0
Residential real estate
Home equity lines of credit	-	-
Multifamily properties	-	-
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	1	659
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	1	$659

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2012.
  (dollars in thousands)

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	1	$154
Residential real estate
Home equity lines of credit
Multifamily properties	1	48
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	2	2,954
Construction	3	3,625
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	7	$6,781

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $386 and resulted in charge-offs of $0 during the third quarter ending September 30, 2012 and resulting in charge-offs of $1,112 for the nine months ending September 30, 2012.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
September 30, 2013
Commercial	$208,695	$4,551	$8,084	$-	$-	$221,330
Residential real estate
Home equity lines of credit	11,944	881	1,149	-	84,139	98,113
Multifamily properties	50,447	-	2,454	-	-	52,901
Other residential real estate	34,698	4,241	8,285	-	77,700	124,924

Nonresidential real estate
Owner occupied properties	254,588	6,196	22,350	-	-	283,134
Non owner occupied properties	266,407	5,057	8,534	-	-	279,998
Construction	87,432	8,766	3,296	-	-	99,494

Consumer
Credit card balances	-	-	-	-	7,009	7,009
Other consumer	-	-	6	-	8,963	8,969
Municipal obligations	26,898	-	-	-	-	26,898

Total	$941,109	$29,692	$54,158	$-	$177,811	$1,202,770

(1)  Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2012
Commercial	$188,686	$8,469	$4,229	$-	$-	$201,384
Residential real estate
Home equity lines of credit	10,840	999	1,388	-	86,830	100,057
Multifamily properties	45,329	99	3,130	-	-	48,558
Other residential real estate	35,922	1,146	10,477	-	82,126	129,671

Nonresidential real estate
Owner occupied properties	258,816	13,648	15,707	-	-	288,171
Non owner occupied properties	264,442	8,098	12,390	-	-	284,930
Construction	96,154	2,264	6,080	-	-	104,498

Consumer
Credit card balances	-	-	-	-	6,959	6,959
Other consumer	-	-	141	-	9,347	9,488
Municipal obligations	23,128	-	-	-	-	23,128

Total	$923,317	$34,723	$53,542	$-	$185,262	$1,196,844

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

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$119,029	$-	$119,029	$-
U.S. government agency mortgage backed	190,534	-	190,534	-
Corporate	995	-	-	995
Derivatives	1,760	-	1,760	-
Total	$312,318	$-	$311,323	$995

Liabilities
Derivatives	$1,760	$-	$1,760	$-
Total	$1,760	$-	$1,760	$-

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$128,477	-	128,477	-
U.S. government agency mortgage backed	184,907	-	184,907	-
Corporate	1,060	-	-	1,060
Derivatives	1,926	-	1,926	-
Total	$316,370	-	315,310	1,060

Liabilities
Derivatives	$1,926	-	1,926	-
Total	$1,926	-	1,926	-

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2013.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2013 for Level 3 assets and liabilities that are still held at September 30, 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three and nine months ended September 30 (in thousands):

Corporate Securities

	Three months ended	Three months ended
	September 30, 2013	September 30, 2012

Balance of recurring Level 3 assets at January 1	$995	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at September 30	$995	$1,060

	Nine months ended	Nine months ended
	September 30, 2013	September 30, 2012
Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	65	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at September 30	$995	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2013(in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$995	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis
(Dollars in thousands)
Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$3,393	$	$-	$3,393
Nonresidential real estate	-
Owner occupied properties	5,157	-	-	5,157
Non owner occupied properties	869	-	-	869
Residential real estate
Home equity lines of credit	218	-	-	218
Multifamily properties	-	-	-	-
Other	4,064	-	-	4,064
Construction	796	-	-	796
Other real estate owned		-		-
Residential	195			195
Non-residential	3,250	-	-	3,250
Total	$17,942	$-	$-	$17,942

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$546	$-	$-	$546
Nonresidential real estate	-
Owner occupied properties	6,346	-	-	6,346
Non owner occupied properties	2,788	-	-	2,788
Residential real estate
Home equity lines of credit	354	-	-	354
Multifamily properties	1,072	-	-	1,072
Other	4,541	-	-	4,541
Construction	2,657	-	-	2,657
Other real estate owned
Residential	396	-	-	396
Non-residential	2,683	-	-	2,683
Total	$21,383	$-	$-	$21,383

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $19,007 with a valuation allowance of $4,511, resulting in a decrease in provision for loan losses of $150 in the third quarter ending September 2013 and $1,692 for the first nine months of 2013.  As of December 31, 2012, impaired loans had a gross carrying amount of $24,560, with a valuation allowance of $6,265, resulting in a decrease in provision for loan losses of $1,178.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $3,445, which is made up of the outstanding balance of $4,126, net of a valuation allowance of $681 at September 30, 2013, resulting in a write-down of $681, for the nine months ended September 30, 2013 and $228 for the quarter ended September 30, 2013.  At December 31, 2012, other real estate owned had a net carrying amount of $3,079, made up of the outstanding balance of $3,728, net of a valuation allowance of $649, resulting in a write-down of $369 for the year ended December 31, 2012.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2013 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:

Commercial	$3,393	Cost, sales, income approach	Adjustment for comparable properties or equipment, market conditions	0-95% (45%)
Nonresidential real estate
Owner occupied properties	5,157	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-90% (10%)
Non owner occupied properties	869	Cost, sales, income approach	Adjustment for comparable properties, market conditions	80-100% (4%)
Residential real estate
Home equity lines of credit	218	Cost, sales, income approach	Adjustment for comparable properties, market conditions	85-95% (14%)
Other	4,064	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (9%)
Construction	796	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (21%)
Other real estate owned
Residential	195	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Non-residential	3,268	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Total	$17,960

The carrying amounts and estimated fair values of financial instruments at September 30, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at
		September 30, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$102,448	$102,448	$-	$-	$102,448
Interest-bearing deposits with banks	250	250	-	-	250
Securities available-for-sale	310,558	-	309,563	995	310,558
Securities held-to-maturity	78,371	-	77,739	-	77,739
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	2,435	-	2,435	-	2,435
Loans, net	1,184,561	-	-	1,192,268	1,192,268
Accrued interest receivable	4,156	-	1,397	2,759	4,156
Derivative assets	1,760	-	1,760	-	1,760
Financial liabilities
Deposits	$(1,524,938)	$(1,212,541)	$(313,646)	$-	$(1,526,187)
Short-term borrowings	(32,167)	-	(32,167)	-	(32,167)
Notes payable	(50,695)	-	(26,160)	(17,414)	(43,574)
Accrued interest payable	(717)	-	(705)	(12)	(717)
Standby letters of credit	(233)	-	-	(233)	(233)
Derivative liabilities	(1,760)	-	(1,760)	-	(1,760)

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$151,832	$151,832	$-	$-	$151,832
Interest-bearing deposits with banks	250	250	-	-	250
Securities available-for-sale	314,444	-	313,384	1,060	314,444
Securities held-to-maturity	66,843	-	68,504	-	68,504
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	16,324	-	16,324	-	16,324
Loans, net	1,178,841	-	-	1,182,273	1,182,273
Accrued interest receivable	4,259	-	1,447	2,812	4,259
Derivative assets	1,926		1,926	-	1,926
Financial liabilities
Deposits	$(1,570,007)	$(1,210,925)	$(360,671)	$-	$(1,571,596)
Short-term borrowings	(41,408)	-	(41,408)	-	(41,408)
Notes payable	(48,715)	-	(22,392)	(17,192)	(39,584)
Accrued interest payable	(1,031)	-	(1,018)	(13)	(1,031)
Standby letters of credit	(271)	-	-	(271)	(271)
Derivative liabilities	(1,926)	-	(1,926)	-	(1,926)

Estimated fair value for both securities available-for-sale and held-to-maturity and derivatives were previously described.

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

Note 11- Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2013:

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

There were no reclassifications out of accumulated other comprehensive income for the three months ended September 30, 2013.

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

The allowance established for impaired loans is generally based, for all collateral-dependent loans, on the fair value of the collateral, less the estimated cost to liquidate.  For non-collateral dependent loans (such as accruing troubled debt restructurings), the allowance is based on the present value of expected future cash flows discounted by the loan’s effective interest rate.  A small portion of the Bank’s loans which are impaired under the ASC 310 process carry no specific reserve allocation.  These loans were reviewed for impairment and are considered adequately collateralized with respect to their respective outstanding principal loan balances.  The majority of these loans are loans which have had their respective impairment (or specific reserve) amounts charged off, or are loans related to other impaired loans which continue to have a specific reserve allocation.  It is the Bank’s practice to maintain these impaired loans, as analyzed and provided for in the ASC 310 component of the allowance for loan losses, to avoid double counting of any estimated losses that may have been included in the ASC 450-10 component of the allowance for loan losses.

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

OVERVIEW

Economic Overview

Despite mixed economic news in the third quarter of 2013, the overall economic recovery remains muted after a deep recession, highlighted by high unemployment, depressed real estate values and high levels of problem assets in the banking industry. In the third quarter of 2013, it is anticipated that the economy grew at a rate of 1.9% over the previous quarter, which remains well below the historical normalized 3% growth rate.  For the year, the U.S. economy is expected to grow at a rate of 1.60% over 2012’s output, which is slightly lower than the previous estimate of 1.80%. The lower estimates are a result of a decrease in government spending and personal consumption. The national unemployment rate fell in the third quarter by 0.27% to 7.30% and the economy also produced 430,000 non-farm jobs in the quarter. The Company believes the major risks to the economy for 2013 will be the ongoing financial stress in Europe, a significant slowdown in China or other developing nations, a “double dip” in the housing market resulting in a significant drop in prices and sustained higher energy and commodity prices. Despite the recent increase in longer term interest rates, short term interest rates remain low and show no signs of increasing in the near term. The Federal Reserve remains committed to its pledge to keep rates extremely low as long as necessary.

2013 Third Quarter and Nine Month Performance Overview

The Company completed the third quarter and first nine months of 2013 with a 29% and a 6% increase in diluted earnings per share respectively. These results reflect overall improving credit metrics, revenue growth and contained non-interest expense, which was partially offset by the compression of the net interest margin. Also, in the third quarter of 2013, total loans increased $15,744,000 (1%) from the previous quarter, which was the largest quarterly increase that the Company has experienced in 2013.  The 29% increase in diluted earnings per share for the third quarter of 2013 compared with the same period in 2012 was the result of a $1,600,000 (73%) reduction in the provision for loan losses, $155,000 (1%) growth in revenue and an $80,000 (1%) decrease in non-interest expense as compared to the same period in 2012.  The reduction in the provision for loan losses was accompanied by lower levels of charge-offs and lower levels of adversely classified loans from both the previous year and on a sequential basis from the second quarter of 2013.  The compression of the net interest margin is the result of the historically low interest rate environment, where the cost of funds are close to a floor and the yield on earning assets still has room to decline.

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

FINANCIAL CONDITION

Total assets at September 30, 2013 were $1,802,224,000 as compared to $1,844,104,000 at December 31, 2012, a decrease of $41,880,000 (2%).  Cash and cash equivalents decreased $49,384,000 (33%) from $151,832,000 at December 31, 2012 to $102,448,000 at September 30, 2013.  Loans outstanding increased $5,784,000 from $1,195,409,000 at December 31, 2012 to $1,201,193,000 at September 30, 2013.

As Table 1 illustrates, the increase in the loan portfolio in 2013 was the result of an increase in commercial loans of $19,946,000 (10%) and was offset with a decrease in commercial real estate loans of 9,969,000 (2%).   Management expects a steady, although slow, increase in loan demand in 2013, mirroring the current economic conditions as discussed above.  The Bank intends to continue to make loans that meet its longstanding prudent lending standards.

The increase in the cash surrender value of life insurance was primarily the result of the purchase of $5,000,000 in Bank owned life insurance policies in the first quarter of 2013.  The Bank is the beneficiary of these policies, and the earnings from the increase in the cash surrender value of the policies are used to offset certain personnel benefit cost.

Deposits decreased $40,502,000 to $1,529,505,000 at September 30, 2013, compared to $1,570,007,000 at December 31, 2012.  The largest decrease in deposits came from interest bearing transaction deposits which decreased $30,129,000, or 6%, from December 31, 2012.  The Bank’s interest bearing transaction accounts include public fund accounts which decreased $34,389,000, or 9%, from the end of 2012.  Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. Other changes included increases in non-interest bearing deposits (up $24,195,000 or 7%) and savings deposits (up $21,706,000 or 18%), which were partially offset by a decrease in certificates of deposits (CDs) (down $43,274,000 or 14%).  Management believes that the lower level of interest rates offered on CDs has made them less desirable to consumers and these funds have moved to savings deposits.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	September 30, 2013		December 31, 2012
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$563,132	46.8%	$573,101	47.9%

One- to four-family residential real estate loans	275,938	23.0	278,286	23.3
Commercial loans	221,330	18.4	201,384	16.8
Consumer loans	15,978	1.3	16,447	1.4

Construction and land development loans	99,494	8.3	104,498	8.7
Municipal obligations	26,898	2.2	23,128	1.9
Total loans	$1,202,770	100.0%	$1,196,844	100.0%
Less:
Deferred loan fees	1,577		1,435
Allowance for loan losses	16,632		16,568
Net loans	$1,184,561		$1,178,841

Type of Deposit:
Non-interest bearing deposits	376,111	24.6%	351,916	22.4%
Interest bearing transaction deposits	468,570	30.6	498,699	31.8
Money market deposits	228,247	14.9	237,842	15.2
Savings deposits	144,174	9.5	122,468	7.8
Certificates of deposits	255,487	16.7	298,761	19.0
Individual retirement accounts	56,916	3.7	60,321	3.8
Total deposits	$1,529,505	100.0%	$1,570,007	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the nine months ended September 30, 2013 increased from $13,135,000 ($1.76 diluted earnings per share) in 2012 to $13,990,000 ($1.87 diluted earnings per share) in 2013, an increase of $855,000 (7%).  Net income for the quarter ended September 30, 2013 was $5,415,000 ($.72 diluted earnings per share) as compared to $4,196,000 ($.56 diluted earnings per share) during the same period of 2012, an increase of $1,219,000 (29%). The primary reason for the increase in net income from the third quarter of 2012 compared with the third quarter of 2013 was a $1,600,000 (73%) decrease in the provision for loan losses, which was reflective of lower charge-offs and lower levels adversely classified loans compared with the third quarter of 2012.  Also contributing to the increase in net income from the third quarter of 2012 to the third quarter of 2013 was a $195,000 (3%) increase in non-interest income and an $80,000 decrease in non-interest expense, which was partially offset by a $40,000 decrease in the net interest income.  The increase in non-interest income included increases in trust fee income (up 19%), service charges on deposits (up 22%) and bankcard transaction revenue (up 8%), which was partially offset by a decrease in mortgage banking income (down 69%).  The decrease in net interest income was the result of compression of the net interest margin that decreased 14 basis points from 3.64% in the third quarter of 2012 to 3.50% in the third quarter of 2013.

NET INTEREST INCOME

Net interest income decreased $40,000 in the third quarter of 2013 as compared to the same period in 2012, while the year to date total decreased $640,000 (2%) from $41,853,000 in 2012 to $41,213,000 in 2013. As illustrated in Table 2 below, the net interest margin of 3.50% for the third quarter of 2013 was 14 basis points lower than the 3.64% net interest margin for the third quarter of 2012.  As discussed in the overview section of the report, the decline in the interest margin was the result of the historically low interest rate environment, where the cost of funds are close to a floor and the yield on earning assets still has room to decline. The cost of interest-bearing liabilities decreased 12 basis points from .47% for the third quarter of 2012 to .35% in the third quarter of 2013, while the yield on earning assets decreased 25 basis points from 4.02% for the third quarter of 2012 to 3.77% for the third quarter of 2013.

As illustrated in Table 2, average interest earning assets increased $54,947,000 or 4% from the third quarter of 2012 to the third quarter of 2013, while average interest bearing liabilities only increased $9,562,000 or 1% in the same period.  Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $601,000, which was offset with a negative rate variance of $653,000.  As further illustrated in Table 4, the favorable volume variance was driven by the increase in interest income attributable to loans of $488,000.  Driving the increase in interest income from loans was a $41,752,000 or 4% increase in the average balance of loans outstanding from the third quarter of 2012 to the third quarter of 2013.  As the negative rate variance in the third quarter of 2013 shows, if rates were to continue to fall in 2013, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings.  The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points.  By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results.  As shown below, the September 30, 2013 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates.  As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	.01%
Increase 100 bp	(.18)
Decrease 100 bp	(4.43)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2013 and 2012 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2013			Three Months ended September 30, 2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,199,824	$13,442	4.44%	$1,158,072	$13,926	4.78%
Securities (2)	386,644	1,835	1.88	369,707	1,763	1.90
Other interest-earning assets	29,039	73	1.00	32,781	71	0.86

Total interest-earning assets	1,615,507	15,350	3.77	1,560,560	15,760	4.02

Non-interest-earning assets	155,984			147,283
Total assets	$1,771,491			$1,707,843

Interest-bearing liabilities:
Transaction accounts	848,512	327	0.15	796,346	418	0.21
Time deposits	316,435	519	0.65	369,327	796	0.86
Borrowings	80,733	266	1.31	70,445	257	1.45
Total interest-bearing liabilities	1,245,680	1,112	0.35	1,236,118	1,471	0.47

Non-interest-bearing liabilities	353,071			305,689

Total liabilities	1,598,751			1,541,807
Shareholders’ equity	172,740			166,036

Total liabilities and shareholders’ equity	$1,771,491			$1,707,843

Net interest income		$14,238			$14,289
Interest rate spread			3.42%			3.55%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.50%			3.64%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.08%			0.09%
Average interest-earning assets to interest-bearing liabilities	129.69%			126.25%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2013 and 2012, respectively. The tax equivalent adjustment was $316,000 and $327,000 in 2013 and 2012, respectively

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2013 and 2012 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2013			Nine Months ended September 30, 2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,195,042	$40,226	4.48%	$1,142,833	$41,832	4.89%
Securities (2)	383,551	5,240	1.82	373,036	5,684	2.04
Other interest-earning assets	53,803	247	0.61	63,895	242	0.51

Total interest-earning assets	1,632,396	45,713	3.74	1,579,764	47,758	4.04

Non-interest-earning assets	158,527			148,025
Total assets	$1,790,923			$1,727,789

Interest-bearing liabilities:
Transaction accounts	874,240	1,081	0.17	810,382	1,313	0.22
Time deposits	333,857	1,743	0.70	384,549	2,815	0.98
Borrowings	77,024	743	1.29	75,657	801	1.41
Total interest-bearing liabilities	1,285,121	3,567	0.37	1,270,588	4,929	0.52
Non-interest-bearing liabilities	333,792			295,194

Total liabilities	1,618,913			1,565,782

Shareholders’ equity	172,010			162,007

Total liabilities and shareholders’ equity	$1,790,923			$1,727,789
Net interest income		$42,146			$42,829
Interest rate spread			3.37%			3.52%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.45%			3.62%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.08%			0.10%
Average interest-earning assets to interest-bearing liabilities	127.02%			124.33%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2013 and 2012. The tax equivalent adjustment was $933,000 and $976,000 in 2013 and 2012, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September 30, 2013 Compared to Three months ended September 30, 2012			Nine months ended September 30, 2013 Compared to Nine months ended September 30, 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$488	$(972)	$(484)	$1,858	$(3,465)	$(1,606)

Securities	80	(8)	72	157	(601)	(445)
Other interest-earning assets(1)	(9)	11	2	(42)	47	5

Total interest-earning assets	559	(969)	(410)	1,973	(4,019)	(2,046)

Interest expense attributable to:
Transactions accounts	26	(117)	(91)	98	(330)	(232)
Time deposits	(103)	(174)	(277)	(339)	(734)	(1,072)
Borrowings	35	(26)	9	14	(72)	(58)

Total interest-bearing liabilities	(42)	(317)	(359)	(227)	(1,136)	(1,363)

Increase (decrease) in net interest income	$601	$(653)	$(51)	$2,200	$(2,883)	$(683)

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

Like many other financial institutions, the Bank has been significantly affected by the national economic downturn that began over six years ago.  While the Bank has experienced an increase in defaults and foreclosures in this economic period, the levels of such activity have been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the northern Kentucky and greater Cincinnati area did not experience as dramatic a rise in real estate values over the last several years as other markets.

Although the Bank is seeing the benefit of the current slow economic recovery, management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels.  While charge-offs have decreased significantly from the peak of the current recession, management believes that the effect of the continuing economic uncertainty will include higher levels of charge-offs than were experienced before the economic recession began in 2008.  Management believes that loan growth experienced in 2013 is consistent with the slowly improving economic conditions, and management anticipates slowly growing demand for loans in the coming quarters.

Provision for loan losses decreased $1,600,000 in the third quarter of 2013 as compared to the same period in 2012, while the year to date total decreased $1,500,000 (26%) from $5,700,000 in 2012 to $4,200,000 in 2013. The decrease in the provision for loan losses in the third quarter of 2013 reflected lower levels of charged-off loans in the third quarter of 2013 versus the third quarter of 2012.  For the third quarter of 2013, net charge-offs were $618,000 or .21% of average loan balances compared to 2012 figures of $3,961,000 or 1.39% of average loan balances.  The third quarter of 2013 saw lower levels of non-performing loans compared with December 31, 2012; and on a sequential basis non-performing loans decreased from the second quarter of 2013.  As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $16,404,000 (1.37% of loans outstanding) at September 30, 2013, compared to $19,283,000 (1.61% of loans outstanding) at December 31, 2012.    Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers.  Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential basis, the provision for loan losses of $600,000 in the third quarter of 2013 was $1,000,000 lower than the  provision in the second quarter of 2013, as non-performing loans decreased from $18,945,000 (1.60% of total loans) at June 30, 2013 to $16,404,000 (1.37% of total loans) at September 30, 2013.  Net charge-offs on a sequential basis decreased from $1,591,000 (.54% of loans) in the second quarter of 2013 to $618,000 (.21% of loans) in the third quarter of 2013.

The provision for loan losses by portfolio segment for the third quarter of 2013, included in Note 9 of the financial statements, included the effects of higher specific reserves in the commercial portfolio and a higher general reserve for residential real estate loans which were partially offset by the effects of lower levels of specific reserves in the non residential real estate portfolio and the   construction portfolio.

The aggregate amounts of the Bank’s classified assets at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013	December 31, 2012
	(Dollars in thousands)
Special mention (risk rating 6)	$29,692	$34,722
Substandard (risk rating 7 & 8)	54,158	53,542
Doubtful (risk rating 9)	0	0

Total classified assets	$83,850	$88,264

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $22,545,000 at September 30, 2013 versus $24,679,000 at December 31, 2012.  This represents 1.26% of total assets at September 30, 2013 compared to 1.34% at December 31, 2012.  While non-performing loans decreased, as discussed above, from December 31, 2012 to the third quarter of 2013, OREO balances increased $745,000 (14%) from $5,396,000 at December 31, 2012 to $6,141,000 at September 30, 2013.  These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.  On a sequential quarterly basis OREO balances increased $934,000 or 18%, as the result of one commercial relationship that added $1,600,000 to the total.

Troubled Debt Restructurings (TDRs).  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral.  Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance.  Restructured loans accrue interest as long as the borrower complies with the modified terms.  Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due.  Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $7,109,000 at September 30, 2013 as compared to $6,046,000 at December 31, 2012.  Total nonperforming TDRs were $8,854,000 at September 30, 2013 as compared to $11,095,000 at December 31, 2012.  In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress.  All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet.  Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period.  Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”).  The ALL was relatively stable as the impact of lower levels of adversely classified loans and lower levels of specific loan reserves were offset by higher historic loss ratios. The higher historic loss ratios were the result of management’s decision to extend the look back period on classified and satisfactory loans.  Management believes that these changes were necessary to reflect the probable incurred losses in the loan portfolio. Management believes this is directionally consistent in the first nine months of 2013 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2012.  The ALL increased $64,000 from $16,568,000 at December 31, 2012 to $16,632,000 at September 30, 2013.  The increase in the ALL coupled with a slight increase in loans outstanding in the first nine months of 2013 led to a decrease in the allowance for loan losses as a percentage of total loans from 1.39% at December 31, 2012 to 1.38% at September 30, 2013.  The amount of the allowance allocated to impaired loans at the end of the third quarter of 2013, was $4,573,000, which was down $1,692,000 from $6,265,000 at December 31, 2012.  The majority of the loans charged off in the first nine months of 2013 were reserved for at December 31, 2012.  The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report.  Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2012 to September 30, 2013.  The Bank does not originate or purchase sub-prime loans for its portfolio.  Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.  Management believes the current economic strains will continue throughout 2013 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2013	2012	2013	2012
Balance of allowance at beginning of period	$16,650	$18,346	$16,568	$18,288
Recoveries of loans previously charged off:
Commercial loans	226	203	587	215
Consumer loans	75	73	251	250
Mortgage loans	106	2	109	9
Total recoveries	407	278	947	474
Loans charged off:
Commercial loans	123	2,724	2,283	5,409
Consumer loans	265	726	946	1,290
Mortgage loans	637	789	1,854	1,178
Total charge-offs	1,025	4,239	5,083	7,877
Net charge-offs	(618)	(3,961)	(4,136)	(7,403)
Provision for loan losses	600	2,200	4,200	5,700
Balance of allowance at end of period	$16,632	$16,585	$16,632	$16,585

Net charge-offs to average loans outstanding for period	0.21%	1.39%	0.46%	0.87%

Allowance at end of period to loans at end of period	1.38%	1.43%	1.38%	1.43%

Allowance to non-performing loans at end of period	101%	112%	101%	112%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	September 30, 2013	December 31, 2012

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$9,743	$12,138
Residential real estate	5,497	5,243
Construction	605	1,075
Commercial	345	740
Consumer and other	7	48
Total	16,197	19,244
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	119	17
Construction	-	-
Commercial	-	-
Consumer and other loans	88	22
Total	207	39
Total non-performing loans	$16,404	$19,283
Non-performing loans as a percentage of total loans	1.37%	1.61%

Other real estate owned	$6,141	$5,396

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$7,109	$6,046
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	8,854	11,095
Total troubled debt restructured loans	$15,963	$17,141

The amount of gross interest income that would have been recorded for nonaccrual loans in the third quarter of 2013 if loans had been current in accordance with their original terms was $154,000 and $155,000 in the third quarter of 2012.

Loans detailed on the credit quality table and the non-performing loan table are the indicators of potential problem loans and there are no other known problems beyond what is disclosed in these tables.

NON-INTEREST INCOME

Table 7-Major components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2013	2012	2013	2012

Service charges and fees	$2,829	$2,325	$7,541	$6,767
Net securities gains	-	-	274	203
Mortgage banking income	282	917	1,493	2,092
Trust fee income	846	710	2,548	2,093
Bankcard transaction revenue	1,010	940	3,011	2,794
Company owned life insurance earnings	301	300	873	910
Gain/(loss) on other real estate owned	(201)	(73)	(513)	(201)
Other	989	742	2,531	2,162

Total non-interest income	$6,056	$5,861	$17,758	$16,820

As illustrated in Table 7, total non-interest income increased $938,000 (6%) from $16,820,000 for the first nine months of 2012 to $17,758,000 for the first nine months of 2013.  For the third quarter of 2013, non-interest income increased $195,000 (3%) to $5,861,000 from $6,056,000 for the same period in 2012.  Contributing to the increase for the first nine months ended September 30, 2013 was a $455,000 (22%) increase in trust fee income, a $774,000 (11%) increase in service charges and fees and a $217,000 (8%) increase in bankcard transaction revenue, which was partially offset by a $599,000 (29%) decrease in mortgage banking income and $312,000 higher losses on the sale of real estate owned.  The increase in service charges and fees was the result of certain new charges implemented in 2013 and increases in the rates on other charges.  The decrease in mortgage banking income was the result of lower demand for home mortgage loan refinancing as interest rates have risen significantly since June of 2013.  Also, in the first quarter of 2013 the Bank took advantage of the low interest rate environment to sell approximately $5,230,000 of available-for-sale mortgage backed securities for a $274,000 gain.  The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the Treasury and therefore their credit quality was not negatively affected by the current economic recession.

NON-INTEREST EXPENSE

Table 8-Major components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2013	2012	2013	2012

Salaries and benefits	$5,969	$5,909	$17,870	$17,084
Occupancy and equipment	1,366	1,316	3,987	3,908
Data processing	533	505	1,620	1,573
Advertising	335	377	1,002	1,146
Electronic banking	398	410	1,235	1,150
Outside servicing fees	225	258	777	788
State bank taxes	615	579	1,805	1,717
Other real estate owned and loan collection	455	279	1,143	1,219
Amortization of intangible assets	151	187	467	583
FDIC insurance	316	266	947	867
Other	1,356	1,713	4,300	4,633

Total non-interest expense	$11,719	$11,799	$35,153	$34,668

As illustrated in Table 8 above, non-interest expense increased to $35,153,000 in the first nine months of 2013, from $34,668,000 in the same period of 2012, an increase of $485,000 (1%).  For the third quarter of 2013, non-interest expense decreased $80,000 (1%) to $11,719,000 compared to $11,799,000 for the same period in 2012.  Contributing to the increase in non-interest expense in the first nine months of 2013 were salaries and benefits expense (up $786,000 or 5% from September 30, 2012).  The increase in salaries and benefits included $245,000 in higher bonus accruals and $225,000 in higher accruals for pension plan expense.  The increased bonus accruals were the result of higher earnings while the higher pension plan expense were the result a lower discount rate applied to future benefits and higher levels of compensation.

INCOME TAX EXPENSE

During the first nine months of 2013, income tax expense increased $458,000 (9%) from $5,170,000 in the first nine months of 2012 to $5,628,000 in the same period of 2013 as a result of higher earnings.  During the third quarter of 2013, income tax expense increased $616,000 (38%) from $1,628,000 in the third quarter of 2012 to $2,244,000 in the same period of 2013 as a result of higher earnings.  For the third quarter of 2013, the effective tax rate increased to 29.29% compared to 27.95% for the same period of 2012.  The effective tax rate increased to 28.68% for the first nine months of 2013 compared to 28.24% for the same period in 2012.  The percentage increases in the effective tax rates for both the third quarter and first nine months was the result of higher earnings, as net revenue increases at a higher rate than tax free income the effective tax rate increases.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $49,384,000, from $151,832,000 at December 31, 2012 to $102,448,000 at September 30, 2013.

The Company’s total shareholders’ equity increased $4,811,000 from $170,440,000 at December 31, 2012 to $175,251,000 at September 30, 2013.  In the first nine months of 2013, the Company paid a cash dividend of $.51 per share totaling $3,828,000 to common shareholders. In September 2012, the Board of Directors voted to change from a semi-annual cash dividend to a quarterly cash dividend, commencing with the fourth quarter of 2012.  The change in the shareholders’ equity in 2013 included a $4,760,000 decrease in accumulated other comprehensive income, this decrease was the result of the decrease in the market value of the available-for-sale securities.  The market value of these securities decreased as a result of the increase in long term interest rates in June 2013.  The market value of these securities changed from an unrealized gain at December 31, 2012 of $5,949,000 to an unrealized loss of $1,262,000 at September 30, 2013.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand.  The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the payment of dividends to common shareholders and for general operating expenses. As mentioned in the overview section, the Company funded the repurchased TARP warrants outstanding with a $2,000,000 note payable. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings.  The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice.  Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2013, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $49,963,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more.  At September 30, 2013, the Bank's leverage and total risk-based capital ratios were 9.69% and 13.31%, respectively, which exceed the well-capitalized thresholds.

In 2009, the Company filed a universal shelf registration statement on Form S-3 that was declared effective in November 2010.  This registration statement permits the Company to engage in offerings of up to $50 million aggregate principal amount of debt securities, common stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing.  The Company utilized the shelf registration to offer common stock in connection with the $28.1 million common stock offering completed in November 2010.  The remaining $21.9 million will expire on November 12, 2013. We may in the future file a new shelf registration statement to conduct subsequent registered debt or equity offerings.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2013, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

The Bank of Kentucky Financial Corporation

Date:	November 6, 2013	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	November 6, 2013	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)