Form 10-K
period 2013-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2014-03-07
CIK 934547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________.

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
Yes ☐     No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 28, 2013 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $192,283,000.
At March 4, 2014, there were 7,647,093 shares of the registrant’s Common Stock issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form 10-K incorporates by reference certain information from the Registrant’s definitive Proxy Statement for the 2014 Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission.

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

Formed in 1990, the Bank provides financial services and other financial solutions through 32 offices located in northern Kentucky, which includes Boone, Kenton and Campbell counties and parts of Grant, Pendleton and Gallatin counties in northern Kentucky, and Hamilton county in Ohio.  The principal products produced and services rendered by the Bank are as follows:

•	Commercial Banking – The Bank provides a full range of commercial banking services to corporations and other business clients. Loans are provided for a variety of general corporate purposes, including financing for commercial and industrial projects, income producing commercial real estate, owner-occupied real estate and construction and land development. The Bank also provides a wide range of deposit services, including checking, lockbox services and other treasury management services.

•	Consumer Banking – The Bank provides banking services to consumers, including checking, savings and money market accounts as well as certificates of deposits and individual retirement accounts. The Bank also provides consumers with electronic banking products like internet banking, debit cards and 56 ATMs. In addition, the Bank provides consumer clients with installment and real estate loans and home equity lines of credit.

•	Trust Services – The Bank offers specialized services and expertise in the areas of fiduciary services and wealth management. The fiduciary services include administration of personal trusts and estates. Wealth management services include investment management of accounts for individuals, institutions and not-for-profit entities. Also, brokerage and insurance products are offered through the Bank’s broker-dealer relationship with Cetera, Inc.

The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured with or by real estate.  Loans secured with real estate are further broken down by loan type and borrower.  Included in loans secured with or by real estate as of December 31, 2013 are:

•	Residential real estate loans - $283 million or 23% of loans. These loans are secured by residential properties, where the repayment comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.

•	Commercial real estate loans - $372 million or 30% of loans. This loan type includes non-owner-occupied commercial real estate loans and construction and land development loans. These loans are made to borrowers where the primary source of repayment is derived from the cash flows generated by the real estate collateral. These loans are secured by property such as apartment complexes, retail centers and land which is being developed and sold.

•	Owner-occupied commercial real estate loans - $302 million or 24% of loans. These are loans secured by real estate where the operating business is the source of repayment. These properties serving as collateral are characterized as industrial, warehouse or office.

BKFC’s senior management monitors and evaluates financial performance on a company-wide basis.  All of BKFC’s financial service operations are similar, and considered by management to be aggregated into one reportable operating segment for purposes of generally accepted accounting principles, although certain management responsibilities are assigned by business line.  Accordingly, all of BKFC’s operations are aggregated in one reportable operating segment in this Annual Report on Form 10-K (this “Annual Report”).  Revenue, net income and total assets for the years ended December 31, 2013, 2012 and 2011 are presented below:

	For the year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Revenue:
Net Interest Income	$55,254	$56,185	$55,538
Non-interest Income	24,011	22,421	20,724
Total Revenue	79,265	78,606	76,262
Net Income available to common shareholders	$19,765	$18,145	$15,517
Total Assets	$1,857,492	$1,844,104	$1,744,724

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

BKFC and the Bank participated in two government programs enacted in response to the recession.  First, in October 2008 the Bank participated in the transaction account guarantee component of the Federal Deposit Insurance Corporation’s (the “FDIC”) Temporary Liquidity Guarantee Program (the “TLGP”), whereby the FDIC would temporarily guarantee all depositor funds in qualifying non-interest-bearing transaction accounts.  Second, in February 2009 BKFC participated in the Capital Purchase Program (“CPP”) as part of the Troubled Asset Relief Program (“TARP”) sponsored by the United States Department of the Treasury (the “Treasury Department”), in order to enhance BKFC’s liquidity and capital position.  BKFC received $34.0 million under the CPP in exchange for issuing 34,000 shares of Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Series A Preferred Stock”), and a warrant (the “Warrant”) to purchase approximately 274,784 shares of BKFC common stock (“Common Stock”).  The Treasury Department’s authority to make new investments under the CPP expired in October 2010.  On December 22, 2010, BKFC effected the repurchase of one-half of the outstanding $34 million of Series A Preferred Stock held by the Treasury Department.  On November 23, 2011, BKFC effected the repurchase of the final $17 million of Series A Preferred Stock held by the Treasury Department.  In the second quarter of 2013, the Company completed the repurchase of the Warrant for an aggregate repurchase price of $2,150,649. Prior to the repurchase transaction, the Warrant permitted the Treasury Department to purchase 276,078.12 shares of the Company’s common stock at an exercise price of $18.473 per share. Neither BKFC nor the Bank has actively participated in any of the other wide-ranging programs that were instituted by the federal government in response to the economic recession.  For a discussion of the impact of the current economic conditions on the financial condition and results of operations of BKFC and its subsidiaries, see below under “The Current Economic Environment,” as well as “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report.

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

The Current Economic Environment

During 2013, the nation continued to experience a slow economic recovery. While the recovery remains fragile and is still threatened by slow jobs growth, the economic outlook in the markets in which we operate continue to show signs of weaker asset quality levels in the residential and commercial mortgage markets, household and business uncertainty as well as tight credit conditions.  The Bank anticipates that the effects of the financial crisis and recession are expected to continue for the near future, especially as the magnitude of economic distress facing local markets places continued pressure on asset quality and earnings, with the potential for undermining the stability of the banking organizations that serve these markets.

Although the Bank has experienced an increase in defaults and foreclosures during the last five years, such levels have been significantly less than other regions of the United States. This is due, in part, to the fact that the Bank’s markets in northern Kentucky and Cincinnati, Ohio have not experienced as dramatic a reduction in real estate values from previous years compared with markets like Florida and California.

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

BKFC has not experienced the stress or deterioration in its residential real estate portfolio that other financial institutions may be experiencing, as residential real estate loans represent a small portion of the Bank’s overall loan portfolio. The Bank has not created or marketed any sub-prime loan products to its customers and does not service mortgages on behalf of other institutions. The Bank follows a strategy of selling a majority of its originated residential loans in the secondary market. In the majority of situations, the Bank follows the underwriting guidelines of the various government agencies on residential real estate loans the Bank seeks to portfolio. For the year ended December 31, 2013, the Bank’s residential real estate loan production was $135.5 million. Of this, sold loans totaled $105.8 million, while portfolio and construction loans totaled $12.3 million and $17.4 million, respectively. Residential real estate net charge-offs in this portfolio in 2013 and 2012 were $2.5 million and $2.2 million respectively. Other residential real estate delinquencies has been moderate, and non-accruals were $4.74 million as of December 31, 2013. The foregoing measures are a reflection of the Bank’s underwriting and collection practices. The Bank also added full time equivalent resources to its collections department, allowing the Bank to make more frequent and earlier collection calls, resulting in better working relationships with those borrowers who may have difficulty in making timely payments.

The economic recession and current recovery has also affected the operations of BKFC and the Bank. During the fourth quarter of 2008 and first quarter of 2009, BKFC and the Bank each participated in two government programs, which had the effect of enabling it to enhance liquidity and to augment its strong capital position and otherwise facilitate its response to the economic crisis. First, in October 2008 the Bank participated in the transaction account guarantee component of the FDIC’s TLGP program. Second, in February 2009 BKFC participated in the CPP, receiving $34,000,000, in exchange for issuing 34,000 shares of Series A Preferred Stock and a Warrant to purchase approximately 274,784 shares of Common Stock.   As of December 31, 2013, all of the TARP Series A Preferred Stock has been repurchased by BKFC and in the second quarter of 2013, the Company completed the repurchase of the Warrant.  As a result of the final repurchase, limitations on increasing dividends, executive compensation and other regulatory requirements are no longer applicable to BKFC.  Neither BKFC nor the Bank actively participates in any of the other federal government programs that have been instituted in response to the current economic recession.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands) (Dollars in thousands) (In thousands)
Type of Loan:
Nonresidential real estate loans	$571,221	45.6%	$573,101	47.9%	$523,485	46.2%	$482,173	43.5%	$476,089	41.2%
Residential real estate loans	283,356	22.7	278,286	23.3	266,268	23.5	260,625	23.5	267,857	23.2
Commercial loans	241,794	19.3	201,384	16.8	193,176	17.1	216,660	19.6	223,404	19.3
Consumer loans	15,806	1.3	16,447	1.4	16,618	1.5	16,546	1.5	20,750	1.8
Construction and land development loans	103,019	8.2	104,498	8.7	104,788	9.3	107,611	9.8	148,288	12.8
Municipal obligations	36,058	2.9	23,128	1.9	27,066	2.4	23,573	2.1	20,232	1.7
Total loans	$1,251,254	100.0%	$1,196,844	100.0%	$1,131,401	100.0%	$1,107,188	100.0%	$1,156,620	100.0%
Less:
Deferred loan fees	1,609		1,435		1,447		1,179		1,636
Allowance for loan losses	16,306		16,568		18,288		17,368		15,153
Net loans	$1,233,339		$1,178,841		$1,111,666		$1,088,641		$1,139,831

Loan Maturity Schedule.  The following table sets forth certain information, as of December 31, 2013, regarding the dollar amount of certain loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2013:

		Due after 1 year to 5	Due after 5
	Due within one year	years	years	Total
	(Dollars in thousands)
Commercial loans	$116,795	$115,749	$9,250	$241,794
Construction and land development loans	103,019	-	-	103,019
Total	$219,814	$115,749	$9,250	$344,813

Interest sensitivity:
With fixed rates		$45,127	$4,723
With variable rates		70,622	4,527
Total		$115,749	$9,250

Nonresidential Real Estate Loans.  The Bank makes loans secured by first mortgages on nonresidential real estate, including retail stores, office buildings, warehouses, apartment buildings and recreational facilities.  Such mortgage loans generally have maturities between 5 and 10 years with amortization periods of 10 to 20 years and are made with adjustable interest rates tied to a spread over LIBOR or a comparable U.S. Treasury index (“ARMs”).  Interest rates on LIBOR based loans typically adjust every 30 days, while the ARMs adjust every one-, three- or five-years based upon the interest rates of the applicable one-, three- or five- year U.S. Treasury security then offered.

The Bank limits the amount of each loan in relationship, in accordance with the Bank’s policy, to the appraised value of the real estate and improvements at the time of origination of a nonresidential real estate loan.  In accordance with regulations, the maximum loan-to-value ratio (the “LTV”) on nonresidential real estate loans made by the Bank ranges from 65% to 85%, depending on property type.

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

At December 31, 2013, the Bank had a total of $571 million in nonresidential real estate loans, the vast majority of which were secured by property located in the northern Kentucky and the Greater Cincinnati metropolitan area.  Owner-occupied nonresidential real estate was $302 million of the total nonresidential real estate loans.  Total nonresidential real estate loans comprised approximately 46% of the Bank’s total loans at such date, $9.16 million of which were classified as non-performing.

Residential Real Estate Loans.  The Bank originates permanent conventional loans secured by first mortgages on single-family and 1-4 family residential properties located in the northern Kentucky area.  The Bank also originates  loans for the construction of residential properties and home equity loans secured by second mortgages on residential real estate.  Each such loans is secured by a mortgage on the underlying real estate and any improvements thereon.

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

While in a rising interest rate environment the delinquency and foreclosure rates associated with interest rate resets on residential real estate loans could increase, this risk is somewhat mitigated by the 2% period cap and the 6% lifetime cap on the typical loan in the Bank’s residential real estate portfolio.  Furthermore, the aggregate amount of residential real estate loans held by the Bank does not represent a significant portion of the Bank’s overall loan portfolio.  Accordingly, the risks associated with a material increase in delinquencies and foreclosures resulting upon the occurrence of any interest rate reset are minimal.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $283 million at December 31, 2013 and represented 23% of total loans at such date.  At December 31, 2013, the Bank had $5.36 million of non-performing loans of this type.

Loans Held for Sale.  The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market.  These loans are fixed rate with terms ranging from fifteen to thirty years.  At December 31, 2013, these loans totaled $3.2 million.

Commercial Loans.  The Bank offers commercial loans to individuals and businesses located throughout northern Kentucky and the Greater Cincinnati metropolitan area.  The typical commercial borrower is a small to mid-sized company with annual sales under $20 million.  The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate.  Commercial loans typically have terms of one to five years.  In general, commercial lending entails significant risks.  Such loans are subject to greater risk of default during periods of adverse economic conditions.  Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default.  To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower.  At December 31, 2013, the Bank had $242 million, or 19% of total loans, in commercial loans, $385,000 of which were classified as non-performing.

Consumer Loans.  The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans.  Such loans generally have fixed rates with terms from three to five years.  Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets, such as automobiles.  Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower.  In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy.  Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans.  At December 31, 2013, the Bank had $16 million, or 1% of total loans, in consumer loans, $27,000 of which were classified as non-performing.

Construction and Land Development Loans.  The Bank makes loans for the construction of residential and nonresidential real estate and land development purposes.  Most of these loans are structured with adjustable rates of interest tied to changes in the Bank’s prime interest rate for the period of construction.  A general contractor is used with the majority of the construction loans originated by the Bank to owner-occupants for the construction of single-family homes.  Other loans are made to builders and developers for various projects, including the construction of homes and other buildings that may have not been pre-sold or to finance the preparation of land for site and project development.

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders.  In addition, such loans are more challenging to evaluate and monitor.  Loan funds are advanced upon the security of the project under construction, which is more challenging to value before the completion of construction.  Moreover, because of the uncertainties inherent in estimating construction costs, it is challenging to evaluate accurately the value upon completion and the total loan funds required to complete a project.  In the event a default on a construction or land development loan, it may be necessary for the Bank to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project.  At December 31, 2013, a total of $103 million, or approximately 8% of the Bank’s total loans, consisted of construction and land development loans, $510,000 of which were classified as non-performing.

Municipal Obligations.  The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases.  Loans made to municipalities are usually secured by mortgages on the properties or financed by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank.  At December 31, 2013, the Bank had $36 million, or 3% of total loans, invested in municipal obligation loans, none of which were classified as non-performing.

Loan Solicitation and Processing.  The Bank’s loan originations are developed from a number of sources, including its existing customer base, periodic newspaper and radio advertisements, solicitations by the Bank’s lending staff, walk-in customers, director referrals and an officer call program.  For nonresidential real estate loans, the Bank obtains information with respect to the credit, business and financial history of the borrower and its current and prior real estate projects.  Personal guarantees of one or more principals of the borrower are generally obtained.  For loans that meet or exceed a certain dollar threshold, an environmental study of such real estate is normally conducted.  Upon the completion of the appraisal of the nonresidential real estate and the receipt of information on the borrower, the loan package is submitted to the Bank’s Loan Committee if the amount and/or relationship exceed the officer’s lending authority for approval or rejection.  If, however, the loan relationship is in excess of $2.50 million, the loan will be submitted to the Bank’s Executive Loan Committee for approval or rejection.

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

Loans that are 90 days past due or more that are not considered well secured and in the process of collection are placed on non-accrual status.  Under-collateralized loans that are 90 days past due or more in which the Bank does not expect to be repaid by the borrower’s or guarantor’s financial wherewithal after an extensive collection effort, shall be reviewed for full or partial charge-off.  The amount charged-off will be charged against the allowance for loan losses.

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

The aggregate amounts of the Bank’s classified assets at December 31, 2013 and 2012 were as follows:

	12/31/13	12/31/12
	(Dollars in thousands)
Special mention (risk rating 6)	$27,590	$34,723
Substandard (risk rating 7 & 8)	56,027	53,542
Doubtful (risk rating 9)	0	0

Total classified assets	$83,617	$88,265

The following table reflects the amount of loans that are in delinquent status of 30 to 89 days as of December 31, 2013 and 2012.  Loans that are delinquent 90 days or more are included in the non-accrual loans noted below.

	12/31/13	12/31/12
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$4,271	$11,036
60 to 89 days	1,543	4,095

Total delinquent loans	$5,814	$15,131

Ratio of total delinquent loans 30 to 89 days to total loans	0.46%	1.26%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated.  In addition, the Bank evaluates loans to identify those that are “impaired.”  Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan.  Loans so identified are reduced (i) to the fair value of the collateral securing the loan, (ii) to the present value of expected future cash flows, or (iii) to the market price of the loan based upon readily available information for that type of loan, by the allocation of a portion of the allowance for loan losses to the loan.  As of December 31, 2013, the Bank had designated $29 million as impaired loans, and a portion of these loans were included in the non-accrual and 90 days past due and troubled debt restructurings totals below. Management evaluates for impairment all loans selected for specific review during its quarterly allowance for loan losses analysis.  Generally, the impairment analysis does not address smaller balance consumer credits.

	At December 31,
	2013	2012	2011	2010	2009
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Nonresidential real estate	$9,156	$12,138	$6,628	$6,311	$8,588
Residential real estate	5,360	5,243	5,325	4,208	5,113
Construction	510	1,075	1,897	5,329	7,302
Commercial	385	740	1,175	4,749	2,712
Consumer and other	6	48	626	51	111
Total	15,417	19,244	15,651	20,648	23,826
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$0	$0	$0	$68	$220
Residential real estate	0	17	112	263	758
Construction	0	0	0	0	682
Commercial	0	0	74	0	34
Consumer and other loans	21	22	33	83	42
Total	21	39	219	414	1,736
Total non-performing loans	$15,438	$19,283	$15,870	$21,062	$25,562

Percentage of total loans	1.24%	1.61%	1.40%	1.90%	2.21%

Other real estate owned(2)	$5,305	$5,396	$5,844	$795	$1,381

Troubled debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans(3)	$8,816	$6,046	$13,306	$6,135	$3,568
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	$8,246	$11,095	$1,923	$2,186	$3,831
Total troubled debt restructured loans	$17,062	$17,141	$15,229	$8,321	$7,399

(1)	A loan is generally placed on non-accrual status if: (i) the loan becomes 90 days or more past due or (ii) payment in full of both principal and interest for the loan cannot be reasonably expected. Payments received on a non-accrual loan are applied to principal, until qualifying for return to accrual method.

(2)	Consists of real estate acquired through foreclosure, which is carried at fair value less estimated selling expenses.

(3)	Consists of accruing TDR loans to borrowers experiencing financial difficulties where the Bank made certain concessionary modifications to the loan’s contractual terms such as interest rate reductions, principal forgiveness and other actions intended to minimize or eliminate the economic loss and to avoid foreclosure or repossession of collateral. TDRs accrue interest as long as the borrower complies with the modified terms.

The amount of gross interest income that would have been recorded for nonaccrual loans in 2013 if loans had been current in accordance with their original terms was $789,000 and $640,000 for 2012.

The credit quality table detailing loans by grade, the non-performing loan table and the aging of past due table include measurements which management believes are the best indicators of potential problem loans and there were no other known potential problem loans beyond what is disclosed in these tables at December 31, 2013.

Allowance for Loan Losses.  While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination.  At December 31, 2013, the Bank’s allowance for loan losses totaled $16.3 million.

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

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

	At December 31,
	2013		2012		2011		2010		2009
Loan type:	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans
	(Dollars in thousands)
Commercial	$3,247	19%	$2,716	17%	$3,207	17%	$3,440	20%	$3,001	19%
Residential real estate	4,554	23	4,272	23	2,591	24	2,431	23	2,121	23
Nonresidential real estate	6,502	46	6,991	48	7,614	46	8,126	44	7,090	41
Construction	1,538	8	1,964	9	4,701	9	3,150	10	2,748	13
Consumer	373	1	584	1	162	2	166	1	145	2
Municipal obligations	92	3	41	2	13	2	55	2	48	2
Total allowance for loan losses	$16,306	100%	$16,568	100%	$18,288	100%	$17,368	100%	$15,153	100%

The Bank’s allowance for loan losses decreased from $16.6 million at December 31, 2012, to $16.3 million at December 31, 2013.  Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance.  For further discussion on the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2013		2012		2011
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:
Municipal and other obligations	$77,010	$76,457	$66,843	$68,504	$48,975	$50,643
Total held-to-maturity securities	$77,010	$76,457	$66,843	$68,504	$48,975	$50,643

Available-for-sale securities:

U.S. Government, Federal Agency and Government Sponsored Enterprises	$122,905	$120,139	$127,416	$128,477	$168,104	$169,460
U.S. Government Mortgage-Backed	219,986	220,059	180,019	184,907	148,329	151,992
Corporate obligations	925	925	1,060	1,060	1,060	1,060

Total available-for-sale securities	$343,816	$341,123	$308,495	$314,444	$317,493	$322,512

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2013 by contractual or expected maturity.  Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
	(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	$4,080	2.31%	$32,507	2.98%	$40,423	2.54%	$-	-%	$77,010	2.71%

Available- for- sale:
Corporate obligations	-	0.00%	-	0.00%	925	0.35%	-	-	925	0.35%
U.S. Government, Federal Agency and Government Sponsored	14,083	1.48%	67,216	1.28%	41,606	0.00%	-	-	122,905	0.87%
Enterprises
U.S. Government Mortgage-Backed	43,491	2.20%	102,161	2.38%	74,334	2.40%	-	-	219,986	2.35%

Totals	$61,654	2.04%	$201,884	2.11%	$157,288	1.79%	$-	-%	$420,826	1.98%

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

The Bank also uses retail repurchase agreements as a source of funds.  These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less.  Certain securities are pledged as collateral for these agreements.  At December 31, 2013, the Bank had $27.6 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits.  Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”).  Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends.  The Bank may on occasion use brokers to attract deposits.  The Bank did not have brokered deposits as of December 31, 2013.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2013:

Maturity	At December 31, 2013
(In thousands)

Three months or less	$25,976
Over 3 months to 6 months	25,433
Over 6 months to 12 months	32,126
Over 12 months	28,992

Total	$112,527

The following table presents the average daily deposits for the years ended December 31, 2013, 2012 and 2011, and the average rates paid on those deposits are summarized in the following table:

	At December 31,
	2013		2012		2011
	Average Balance	Average Rate paid	Average Balance	Average Rate paid	Average Balance	Average Rate paid
	(Dollars in thousands)
Demand deposits	$328,998	0.00%	$290,654	0.00%	$251,033	0.00%

Savings and transaction accounts:
Savings	386,995	0.15%	372,201	0.20%	350,755	0.33%
Interest bearing checking	496,530	0.18%	447,714	0.22%	385,568	0.32%

Time deposits:
Deposits of $100,000 or more	120,763	0.63%	135,055	0.86%	137,210	1.30%
Other time deposits	205,664	0.71%	243,056	0.98%	282,816	1.43%

Total deposits	$1,538,950	0.24%	$1,488,680	0.35%	$1,407,382	0.59%

Short-Term Borrowings.  In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2013, 2012 and 2011, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Maximum balance at any month-end during the period	$32,514	$41,408	$29,300

Average balance	27,947	26,060	25,378

Weighted average interest rate	0.22%	0.30%	0.41%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2013	2012	2011
Short-term borrowings outstanding	$27,643	$41,408	$29,300
Weighted average interest rate	0.20%	0.26%	0.31%

Long-Term Borrowings. Long-term consist of $5 million in advances from the Federal Home Loan Bank, $18.6 in trust preferred securities, $20 million in subordinate debentures issued by US Bank and a $1.9 note payable from US Bank. Further details of these borrowings can be found in note 8 of the accompanying financial statements.

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

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2013, which are scheduled to re-price or mature in each of the time periods shown.  The amounts of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability.  The table shows that the maturity or re-pricing of the Bank’s liabilities exceed the contractual terms to maturity or re-pricing of the Bank’s earning assets in a twelve-month period by $266 million.

	Within 3 months	4 - 12 months	1 through 5 years	Over 5 years	Total

	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$23,016	$-	$-	$-	$23,016
Interest bearing deposits with banks	252	-	-	-	252
Securities	19,043	47,458	201,733	154,998	423,232
Loans receivable (1)	686,741	175,111	358,684	33,559	1,254,095

Total interest-earning assets	729,052	222,569	560,417	188,557	1,700,595

Interest-bearing liabilities:
Savings deposits	151,920	-	-	-	151,920
Money market deposit accounts	215,245	-	-	-	215,245
NOW accounts	560,369	-	-	-	560,369
Certificates of deposit	50,898	128,766	65,911	50	245,625
IRAs	15,161	22,981	17,069	16	55,227
Repurchase agreements	27,643	-	-	-	27,643
Notes payable	39,889	5,000	-	688	45,577

Total interest-bearing liabilities	1,061,125	156,747	82,980	754	1,301,606

Interest-earning assets less interest-bearing liabilities	$(332,073)	$65,822	$477,437	$187,803	$398,989

Cumulative interest-rate sensitivity gap	$(332,073)	$(266,251)	$211,186	$398,989

Cumulative interest-rate gap as a
percentage of total interest earning assets	(19.53)%	(15.66)%	12.42%	23.46%

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

Due to the Bank’s size relative to the many other financial institutions in its market, management believes that the Bank does not have a substantial share of the deposit and loan markets. The table below presents FDIC deposit data regarding the Bank’s deposit market share.  The June 2013 data set forth below are the most current data available from the FDIC at this time and represents those counties in which the Bank has reported market share for deposits.

Bank Deposit Market Share
($ in thousands)

Market (1)	June 2013 Deposits	Deposit Market Share
Boone County, Kentucky	$524,740	24.39%
Campbell County, Kentucky	179,326	13.61%
Gallatin County, Kentucky	26,526	59.97%
Grant County, Kentucky	59,664	23.84%
Kenton County, Kentucky	670,397	29.52%
Pendleton County, Kentucky	23,959	17.35%
Hamilton County Ohio	23,485	0.04%

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

Employees

As of December 31, 2013, the Bank had 301 full-time employees and 70 part-time employees.  The Bank believes that relations with its employees are good.  None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about BKFC.  Federal and state regulation of banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), rather than for the protection of shareholders and creditors.  A change in statutes, regulations or policies could have a material impact on the business of BKFC and its subsidiaries, including changes resulting from the passage of the Dodd-Frank Act in 2010 and the implementation of rulemaking under the Dodd-Frank Act that has continued through 2013, as described in more detail below.  BKFC and its subsidiaries may also be affected by future legislation and rulemaking that can change banking statutes in substantial and unexpected ways and by the actions of the Board of Governors of the Federal Reserve System (the “FRB”) as it attempts to control the money supply and credit availability in order to influence the economy.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus.  Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan.  Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits.  At December 31, 2013, the maximum the Bank could lend to any one borrower generally equaled $23 million and equaled $34 million if the borrower provided collateral with a cash value in excess of the amount of the loan.  Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

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

The Dodd-Frank Act.  The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry.  The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks and bank holding companies such as BKFC by, among other things:

•	centralizing responsibility for consumer financial protection by creating a new independent agency, the Consumer Financial Protection Bureau, with responsibility for implementing, enforcing and examining for compliance with federal consumer financial laws;

•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•	requiring the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•	changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	implementing corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000; and

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts.

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

As part of its purchase of the Series A Preferred Stock, the Treasury Department received the Warrant to purchase 274,784 shares of Common Stock at an initial per share exercise price of $18.56, which was repurchased in the second quarter of 2013.

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

Basel III.   In 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” As proposed, Basel III provides for the Tier 1 common equity and Tier 1 capital ratio requirements to be phased in incrementally between January 1, 2013 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity (for example, for mortgage servicing assets, deferred tax assets and investments in unconsolidated financial institutions) to be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer to be phased in incrementally between January 1, 2016 and January 1, 2019.  The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other fully loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer.  The final package of Basel III reforms was approved by the G20 leaders in November 2010 and is subject to individual adoption by member nations.  While Basel III is intended to be implemented on a global basis beginning January 1, 2013, it was not until July 2, 2013, that the United States, through the FRB and the OCC, adopted final rules for U.S. Banking organizations implementing Basel III requirements (the “Final Rules”).

U.S. Implementation of Basel III.  The Final Rules establish a comprehensive capital framework and will implement the Basel III reforms and certain changes required by the Dodd-Frank Act. Under the Final Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel III framework, the Final Rules include a new minimum ratio of common equity tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The Final Rules also raise the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios will become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

Following are the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015 until January 1, 2019:

	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 Common	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio	8.0%	8.625%	9.25%	9.875%	10.5%

The Final Rules emphasize Tier 1 Common capital, the most loss absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The Final Rules also improve the methodology for calculating risk weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2013:

	At December 31, 2013
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$174,214	11.28%	$174,160	11.28%
Requirement	61,786	4.00	61,761	4.00
Excess	$112,428	7.28%	$112,399	7.28%

Total risk-based	$206,520	13.37%	$206,466	13.37%
Requirement	123,573	8.00	123,523	8.00
Excess	$82,947	5.37%	$82,943	5.37%

Leverage ratio	$174,214	9.61%	$174,160	9.66%
Requirement	72,506	4.00	72,150	4.00
Excess	$101,708	5.61%	$102,010	5.66%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action.  The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation.  For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized.  At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution.  The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition.  An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized.  Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business.  Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances.  At year-end 2013, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action.  There are no conditions or events since that notification that management believes have changed the institution's category.

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

The Basel III capital rules revise the “prompt corrective action” directives by (i) introducing a Tier 1 common equity ratio requirement at each level (other than critically undercapitalized), with the required Tier 1 common equity ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared with the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category.

The Bank’s capital levels at December 31, 2013 met the standards for the highest level, a “well-capitalized” institution.

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

Dividend Restrictions.        There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies.  Please see Note 16 of the financial statements for a discussion on the Bank’s current dividend restrictions.

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

In 2013, BKFC paid a cash dividend of $0.69 per share totaling approximately $5.2 million on common stock.

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

On November 12, 2009, the FDIC adopted regulations that require all depository institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012.  At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009.  An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until June 30, 2013, when any amount remaining would be returned to the institution.  The prepaid assessment amount was $0 and $1,848,000 on December 30, 2013 and 2012, respectively.  On July 1, 2013, the FDIC returned $1,159,000 to the Bank as the restoration plan came to an end.

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

FRB Reserve Requirements.  FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $79.5 million of such accounts (subject to an exemption of up to $12.4 million), and of 10% of net transaction accounts in excess of $79.5 million.  At December 31, 2013, the Bank was in compliance with this reserve requirement, which was $11,643,000.

Acquisitions of Control.     Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws.  These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities.  Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks.  The FHLBs provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consists of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, and the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $5,099,000 at December 31, 2013 and 2012.  Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

At December 31, 2013, $571 million, or 46%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

A decline in general economic conditions could require additions to our allowance for loan losses, which would reduce our net income.

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

Legislative and regulatory actions taken now or in the future may significantly affect BKFC’s financial condition, results of operations, liquidity or stock price.

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

Liquidity refers to the ability of BKFC to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. The Bank also has $341 million of securities designated as available-for-sale that can serve as sources of funds as of December 31, 2013.

While management is satisfied that BKFC’s liquidity is sufficient at December 31, 2013 to meet known and potential obligations, any significant restriction or disruption of BKFC’s ability to obtain funding from these or other sources could have a negative effect on BKFC’s ability to satisfy its current and future financial obligations, which could materially affect BKFC’s financial condition.

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

Not applicable.

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

Fiscal Year 2013	High	Low
First Quarter	$28.82	$25.34
Second Quarter	27.70	25.85
Third Quarter	30.35	27.01
Fourth Quarter	38.29	27.13

Fiscal Year 2012	High	Low
First Quarter	$28.34	$20.74
Second Quarter	26.64	23.09
Third Quarter	27.75	23.98
Fourth Quarter	28.05	24.02

Holders and Dividends.  There were 7,619,999 shares of Common Stock outstanding on December 31, 2013, which were held of record by 773 shareholders.  The Board of Directors declared cash dividends of $0.18 per share in December 2013, $0.17 per share in September 2013, $0.17 per share in June 2013, $0.17 per share in March 2013. The dividends declared in December 2012 were paid in January of 2013 in connection with BKFC’s decision to pay dividends on a quarterly basis starting in 2013. BKFC paid dividends on a semi-annual basis in 2011 and 2012.   In 2012, the Board of Directors declared cash dividends of $0.30 per share in February 2012, $0.32 per share in August 2012 and  $0.17 per share in December 2012

There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies. Please see the section entitled “Regulation and Supervision – Dividend Restrictions” under “Item 1. Business” and Note 18 of the Financial Statements included in this Annual Report for a discussion on the Bank’s current dividend restrictions.

Equity Compensation Plan Information.  The following table reflects BKFC’s equity compensation plan’s information as of December 31, 2013.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders*	162,019	$24.69	0
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	162,019	$24.69	0

(*)           Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 1997, and The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 2007.

	Number of Securities to be Issued Upon Exercise of Restricted stock units	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders*	4,494	981,339

Total	4,494	981,339

(*)           Consists of The Bank of Kentucky Financial Corporation 2012 Stock Incentive Plan, approved by the shareholders of BKFC in 2012.

	Period Ending
Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Bank of Kentucky Financial Corporation	100.00	88.88	94.53	100.31	126.87	194.07
Russell 2000	100.00	127.17	161.32	154.59	179.86	249.69
SNL Bank $1B-$5B	100.00	71.68	81.25	74.10	91.37	132.87

Issuer Purchases. Since January 1, 2010, BKFC has not had any repurchase program in place.

Item 6.   Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2013.  The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands	For Year Ended December 31st
Except Per Share Amounts)	2013	2012	2011	2010	2009
Earnings:
Total Interest Income	$59,912	$62,524	$64,798	$66,682	$62,750
Total Interest Expense	4,658	6,339	9,260	13,273	17,957
Net Interest Income	55,254	56,185	55,538	53,409	44,793
Provision for Loan Losses	4,700	7,000	10,750	15,500	12,825
Noninterest Income	24,011	22,421	20,724	20,714	16,616
Noninterest Expense	46,745	46,338	42,114	42,424	36,677
Income Before Income Taxes	27,820	25,268	23,398	16,199	11,907
Federal Income Taxes	8,055	7,123	6,909	4,528	3,147
Net Income	$19,765	$18,145	$16,489	$11,671	$8,760
Preferred Stock Dividend and Discount Accretion	-	-	972	2,246	1,792
Net Income available to Common Shareholders	$19,765	$18,145	$15,517	$9,425	$6,968
Per Common Share Data:
Basic Earnings	$2.63	$2.43	$2.09	$1.61	$1.24
Diluted Earnings	2.61	2.41	2.07	1.61	1.23
Dividends Declared	0.69	0.79	0.56	0.56	0.56
Balances at December 31:
Total Investment Securities	418,133	381,287	371,487	285,226	214,567
Gross Loans	1,249,645	1,195,409	1,129,954	1,106,009	1,154,984
Allowance for Loan Losses	16,306	16,568	18,288	17,368	15,153
Total Assets	1,857,492	1,844,104	1,744,724	1,664,884	1,564,998
Noninterest Bearing Deposits	359,199	351,916	283,090	260,992	200,069
Interest Bearing Deposits	1,228,386	1,218,091	1,215,731	1,161,320	1,143,203
Total Deposits	1,587,585	1,570,007	1,498,821	1,422,312	1,343,272
Total Shareholders’ Equity	181,139	170,440	156,570	159,370	141,133
Other Statistical Information:
Return on Average Assets	1.10%	1.04%	1.00%	0.75%	0.65%
Return on Average Equity	11.39%	11.08%	10.41%	8.23%	6.66%
Dividend Payout Ratio	26.24%	32.51%	26.79%	34.78%	45.16%
Capital Ratios at December 31:
Total Equity to Total Assets	9.75%	9.24%	8.97%	9.57%	9.02%
Tier 1 Leverage Ratio	9.61%	9.00%	8.45%	9.41%	8.94%
Tier 1 Capital to Risk-Weighted Assets	11.28%	10.77%	10.26%	11.02%	9.42%
Total Risk-Based Capital to Risk- Weighted Assets	13.37%	13.28%	12.95%	13.77%	12.02%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	1.30%	1.39%	1.62%	1.57%	1.31%
Allowance for Loan Losses
To Nonperforming Loans at year end	105.62%	85.92%	115.24%	82.46%	59.28%
Net Charge-Offs to Average Net Loans	0.42%	0.77%	0.89%	1.20%	0.71%

Item 7.   Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition
and Results of Operations

December 31, 2013

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

OVERVIEW

The business of BKFC consists of holding and administering its interest in the Bank.  The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, Grant, Gallatin and Pendelton Counties in northern Kentucky and Hamilton County in Ohio.  The majority of BKFC’s revenue is derived from the Bank’s loan portfolio.  The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry.  The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured by or with real estate.  Loans secured by or with real estate are further categorized down by loan type and borrower.  Included in loans secured with or by real estate as of December 31, 2013 are residential real estate loans, commercial real estate loans and owner-occupied commercial real estate loans.

Economic Overview

The year ended December 31, 2013 saw slow growth both nationally and in the geographic markets where we operate.  The United States’ gross domestic product (GDP) improved each of the first three quarters of 2013 before decreasing slightly in the fourth-quarter.  For the full year 2013, the economy experienced year-over-year growth of 1.9%.  While the economy continues to show improvement, the rate of growth remains well below a historical normalized rate of 3%.

Overall economic growth was further sustained by increased consumer spending, which grew at rate of 2.3% for 2013, which exceeded the rate of growth for both 2011 and 2012.  Unemployment declined, beginning at 8% and ending at 6.7% in 2013.  However, the percent of eligible workforce employed is well below historical averages.  Home values rose slightly and equities, despite much uncertainty, finished the year with substantial gains.

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

2013 Performance Overview

In 2013, BKFC was able to achieve strong operating results in a challenging banking environment.   The challenges faced in 2013 included slow loan growth, compressing net interest margins and increased cost associated with regulatory compliance.  Despite these challenges, overall improving credit metrics, accompanied with increased fee revenue and controlled overhead expenses resulted in a 9% increase in net income in 2013 compared with 2012.  The provision for loan losses decreased 33%, and non-interest income increased 7%, which offset an increase in non-interest expense of 1% and a decrease in net interest income of 2% in 2013 compared with 2012.

Although slower than the pre-recession levels, BKFC’s growth in average loans outstanding in 2013 was the highest organic loan growth experienced since 2008.  Total average loans outstanding increased $51 million, or 4.5%, in 2013 compared with 2012.

As discussed above, management believes that BKFC has benefited from the 2013 improvements in the economy.  This is demonstrated in the improving credit metrics compared with 2012.  Net charge-offs decreased from $8,720,000 in 2012 to $4,962,000 in 2013 and non-performing loans decreased from $19,283,000 at the end of 2012 to $15,438,000 at the end of 2013. These improving credit quality metrics led the Bank to provide $4,700,000 in the provision for loans losses in 2013 compared to $7,000,000 in 2012. While net charge-offs and non-performing loans both decreased in 2013, they remained at a historically high level.

While the economy continued to show signs of improvement during 2013, BKFC continued to experience levels of defaults and foreclosures higher than historical levels during fiscal 2013, but lower than 2012.  Such default levels have been significantly less compared with other regions of the country.  This is due, in part, to the fact that BKFC’s market in northern Kentucky and Cincinnati did not experience as dramatic a rise in real estate values  in the years preceding the last recession compared with other markets, such as Florida and California.  While BKFC’s local markets have not been affected as severely as other markets, management continues to closely monitor developments in the real estate market, given that the majority of the Bank’s loan portfolio is real estate related.

While the level of resources devoted to the credit review function and working out problem loans continued to be high in 2013, BKFC did not make significant changes to its loan underwriting standards.  BKFC’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.

While BKFC benefited from the slow recovery and the improving credit metrics compared with 2012, management does not foresee a return to pre-recession levels of credit metrics in the near future.  Despite the recovery, high unemployment and low real estate values continued to place significant economic strain on a majority of the Bank’s business partners. The Bank’s loan portfolio has been most significantly affected by economic conditions.

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

The Bank maintains an allowance to absorb probable, incurred loan losses inherent in the loan portfolio. The Bank’s policy is to maintain an allowance for loan losses at an adequate level based upon ongoing quarterly assessments and evaluations of the collectability and historical loss experience of loans.  Loan losses are charged and recoveries are credited to the allowance for loan losses.  Provisions for loan losses are based on the Bank’s review of its historical loan loss experience and such factors that, in management’s judgment, deserve consideration under existing economic conditions in estimating probable loan losses.  The Bank’s strategy for credit risk management includes a combination of well-defined credit policies, uniform underwriting criteria, and ongoing risk monitoring and review processes for all commercial and consumer credit exposures.  The credit risk management strategy also includes assessments of compliance with commercial and consumer policies, risk ratings and other important credit information.  The strategy also emphasizes regular credit examinations and management reviews of loans exhibiting deterioration in credit quality.  The Bank strives to identify potential problem loans early and promptly undertake the appropriate actions necessary to mitigate or eliminate the increasing risk identified in these loans.

The allowance for loan losses consists of two components, the specific reserve, pursuant to ASC 310, Accounting by Creditors for Impairment of a Loan, and the general reserve, pursuant to ASC 450-10, Accounting for Contingencies.  A loan is considered impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan.  The specific reserve component is an estimate of loss based upon an impairment review of  loans which meet certain criteria that are considered impaired. An insignificant delay or insignificant shortfall in amount of payments is not considered an impairment. In addition, a loan is not impaired during a period of delay in payment if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate for the period of delay.  Thus, a demand loan or loan that has been extended beyond its original maturity date is not impaired if the creditor expects to collect all amounts due including interest accrued at the contractual interest rate during the period the loan is outstanding.

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors.  For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent 4 years.  These loss ratios are calculated from a migration analysis of the charge offs over this period,  but excludes the ratios from the most recent twelve month period as they are not appropriately seasoned. The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the higher of the two loss ratio’s currently used in the allowance calculation. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans;  other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  These factors are consistent within each of the portfolio segments, which have been identified as:  commercial, residential real estate, nonresidential real estate, construction, consumer and municipal obligations.

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

FINANCIAL CONDITION

Highlighting the changes to the BKFC balance sheet from December 31, 2012 to December 31, 2013 was loan growth.   Total loans increased $54,236,000, or 4.5%, from the end of 2012 to the end of 2013.  Total deposits increased $17,578,000, or 1%, from the end of 2012 to the end of 2013, while total short-term borrowings decreased $13,765,000, or 33%, in the same period.  Total capital increased $10,699,000, or 6%, from the end of 2012 to the end of 2013.  The increase in capital was a result of an increase in retained earnings, which was partially offset by a decrease in accumulated other comprehensive income of $5,704,000 and the $2,151,000 repurchase of the Warrant issued in connection with the CPP Program.  The decrease in the comprehensive income was the result of decline in the market value of BKFC’s available-for-sale security portfolio. The value of the securities portfolio declined as rates moved higher in 2013.  The Warrant permitted the Treasury to purchase 276,078.12 shares of the Company’s common stock at an exercise price of $18.473 per share. As a result of these changes, the Bank’s total assets increased $13,388,000, or 1%, from $1,844,104,000 at December 31, 2012 to $1,857,492,000 at December 31, 2013.

Other changes on the asset side of the balance sheet included a $26,679,000, or 8%, increase in available-for-sale securities, a $10,167,000, or 15%, increase in held-to-maturity securities, and a $5,998,000, or 18%, increase in company owned life insurance, which was partially offset by $13,110,000, or 80%, decrease in loans held for sale.  The increase in company owned life insurance was the result of $5,000,000 in new policies purchased in the first quarter of 2013.  The decrease in loans held for sale was a result of the lower levels of mortgage loan refinancing activity, brought on by higher long term interest rates.

  The largest increases in loans came from the commercial portfolio, which increased $40,410,000, or 20%, and the municipal obligations portfolio which increased $12,930,000, or 56%, from the end of 2012 to the end of 2013.  Management of the Bank was encouraged by the increase in loan demand experienced in 2013 and intends to continue to make loans that meet its longstanding prudent lending standards.

The largest increase in deposits came from interest-bearing transaction NOW accounts, which increased $61,666,000, or 12%, from 2012.  Contributing to the increase in NOW accounts was public fund deposits which increased $48,717,000 or 13% from 2012.  The increase in NOW accounts were partially offset by a $58,227,000, or 16%, decrease in certificates of deposit (CDs) from the end of 2012.  Management believes that the lower level of interest rates offered on CDs have made them less desirable to consumers.

The following table illustrates the change in the mix of average assets during 2013 compared with 2012 and 2011.  The balance sheet mix was relatively stable in 2013, with an increase in loans offset by a decrease in short term investments.  The percentage of average assets invested in average loans increased from 65.2% in 2012 to 65.7% in 2013 while assets invested in short term investments decreased from 3.5% in 2012 to 2.7% in 2013.

Table 1 - Average Assets 2013, 2012 and 2011 (dollars in thousands)

		As a % of		As a % of		As a % of
	2013	total assets	2012	total assets	2011	total assets
Average Assets:
Cash and due from banks	$60,884	3.4%	56,152	3.2%	49,218	3.0%
Short term investments	48,887	2.7%	60,367	3.5%	65,881	4.0%
Other interest-earning assets	5,349	0.3%	5,349	0.3%	5,204	0.3%
Securities	388,878	21.6%	373,029	21.5%	326,681	19.7%
Loans (net of allowance for loan losses)	1,184,322	65.7%	1,133,388	65.4%	1,106,021	66.8%
Premises and equipment	22,545	1.2%	22,986	1.3%	22,881	1.4%
Goodwill and acquisition intangibles	24,168	1.3%	24,857	1.4%	25,082	1.5%
Cash surrender value of life insurance	38,063	2.1%	33,307	1.9%	31,269	1.9%
Other assets	30,036	1.7%	24,173	1.4%	23,821	1.4%
Total average assets	$1,803,132	100.0%	1,733,608	100.0%	1,656,058	100.0%

RESULTS OF OPERATIONS

Summary

2013 vs. 2012.  Driven by lower loan loss provisions and increased non-interest income, net income increased 9% from $18,145,000 for the year ended December 31, 2012, to $19,765,000 for the year ended December 31, 2013.  The provision for loan losses decreased $2,300,000 from $7,000,000 in 2012 to $4,700,000 in 2013.  The decrease in the provision reflected the overall improved credit metrics and slowly improving economic conditions compared with 2012.  These metrics included net charge-offs that decreased from $8,720,000 (0.77% of average loans) in 2012 to $4,962,000 (0.42% of average loans) in 2013, decreased criticized and classified loans by 5%, and non-performing loans that decreased 20% from $19,283,000 at December 31, 2012 to $15,438,000 at December 31, 2013.  Total non-interest income increased $1,590,000, or 7%, from $22,421,000 in 2012 to $24,011,000 in 2013, as higher service charges on deposits and trust income offset lower sold loan income.

2012 vs. 2011.  Driven by lower loan loss provisions and lower preferred stock dividends, net income available to common shareholders increased 17% from $15,517,000 for the year ended December 31, 2011, to $18,145,000 for the year ended December 31, 2012.  The provision for loan losses decreased $3,750,000 from $10,750,000 in 2011 to $7,000,000 in 2012.  The decrease in the provision reflected the overall improved  credit metrics and slowly improving economic conditions compared with 2011.  These metrics included net charge-offs that decreased from $9,830,000 (0.88% of average loans) in 2011 to $8,720,000 (0.77% of average loans) in 2012, and criticized and classified loans that decreased 17% from $106,838,000 at December 31, 2011 to $88,263,000 at December 31, 2012.  Total preferred stock dividends and discount accretion, which are not tax deductible, decreased $972,000, or 100%, from $972,000 in 2011 to nil in 2012 as a result of the TARP CPP repurchases in 2011.  The operating results also included a $4,224,000, or 10%, increase in non-interest expense which was partially offset by an increase in revenue of $2,344,000, or 2%.

Net Interest Income

2013 vs. 2012.  Net interest income dropped to $55,254,000 in 2013, a decrease of $931,000 (2%) from the $56,185,000 earned in 2012.  As illustrated in Table 3, while the volume variance had a positive impact on net interest income, the rate variances had a negative impact on net interest income in 2013 in contrast to 2012.  Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $2,913,000, which was offset by a negative rate variance by $4,016,000. As illustrated in Table 2, the net interest spread decreased by 16 basis points and the net interest margin of 3.44% for 2013 was 18 basis points lower than the 3.62% net interest margin for 2012.  Contributing to the decrease in both of these measures was the current extreme low rate environment.  The cost of interest-bearing liabilities decreased 14 basis points from 0.50% for 2012 to 0.36% for 2013, while the yield on earning assets decreased 30 basis points from 4.02% for 2012 to 3.72% for 2013.  As illustrated in Table 2, average earning assets increased $54,095,000, or 3%, from 2012 to 2013, while average interest-bearing liabilities only increased $14,492,000, or 1%, in the same period.  As further illustrated in Table 3, the unfavorable rate variance was driven by the decrease in interest income attributable to rate of $5,385,000 while the decrease in interest expense attributable to rate was only $1,369,000.    Driving the decrease in interest income were loans, which contributed $4,984,000 or 93% of the decrease in interest income as a result of rate.  BKFC is expected to be negatively affected if rates continue to fall in 2014.  For more information on the Bank’s interest rate risk, see the section entitled “Asset/Liability Management and Market Risk” under “Item 7A.”

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

Table 2 - Average Balance Sheet Rates 2013, 2012 and 2011 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2013			2012			2011
	Average			Average			Average
	outstanding	Interest earned/	Yield/	outstanding	Interest earned/	Yield/	outstanding	Interest earned/	Yield/
	balance	paid	rate	balance	paid	rate	balance	paid	rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)(2)	$1,200,866	$53,570	4.46%	$1,151,139	$56,196	4.88%	$1,123,625	$58,379	5.20
Securities(2)	388,878	7,251	1.87	373,029	7,412	1.99	326,681	7,302	2.24
Other interest-earning assets	54,235	337	0.62	65,716	334	0.51	71,085	372	0.52
Total interest-earning assets	1,643,979	61,158	3.72	1,589,884	63,942	4.02	1,521,391	66,053	4.34
Non-interest-earning assets	159,153			149,211			134,667
Total assets	$1,803,132			$1,739,095			$1,656,058
Interest-bearing liabilities:
Transaction accounts	883,525	1,449	0.16	819,915	1,552	0.21	736,323	2,403	0.33
Time deposits	326,427	2,215	0.68	378,111	3,728	0.93	420,026	5,835	1.39
Borrowings	77,352	994	1.29	74,786	1,059	1.42	74,147	1,022	1.38
Total interest-bearing liabilities	1,287,304	4,658	0.36	1,272,812	6,339	0.50	1,230,496	9,260	0.75
Non-interest-bearing liabilities	342,272			302,520			262,245
Total liabilities	1,629,576			1,575,332			1,492,741

Shareholders’ equity	173,556			163,763			163,317

Total liabilities and shareholders’ equity	$1,803,132			$1,739,095			$1,656,058
Net interest income		$56,500			$57,603			$56,793
Interest rate spread			3.36%			3.52%			3.59
Net interest margin (net interest income as a percent of average interest-earning assets)			3.44%			3.62%			3.73
Effect of net free funds (the difference between the net interest margin and the interest rate spread)			0.12%			0.10%			0.14
Average interest-earning assets to interest- bearing liabilities	127.71%			124.91%			123.64%

(1)	Includes non-accrual loans.

(2)	Income presented on a tax equivalent basis using a 35.00% tax rate. The tax equivalent adjustment was $1,246,000, $1,418,000 and $1,255,000 in 2013, 2012 and 2011, respectively.

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

Table 3 – Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2013 vs. 2012			2012 vs. 2011
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$2,358	$(4,984)	$(2,626)	$1,405	$(3,588)	$(2,183)
Securities	307	(468)	(161)	971	(861)	110
Other interest-earning assets(1)	(64)	67	3	(28)	(10)	(38)
Total interest-earning assets	2,601	(5,385)	(2,784)	2,348	(4,459)	(2,111)
Interest expense attributable to:
Transaction accounts	114	(217)	(103)	248	(907)	(658)
Time deposits	(461)	(1,052)	(1,513)	(539)	(1,762)	(2,300)
Borrowings	35	(100)	(65)	9	28	37
Total interest-bearing liabilities	(312)	(1,369)	(1,681)	(282)	(2,641)	(2,921)
Increase (decrease) in net interest income	$2,913	$(4,016)	$(1,103)	$2,630	$(1,818)	$810

(1)      Includes short-term investments and interest-bearing deposits in other financial institutions.

Provision for loan losses- Like many other financial institutions, the Bank has been significantly affected by the most recent national economic recession and the continued challenging economic environment.  While the Bank experienced an increase in defaults and foreclosures since the recession began, the levels of such activity has been significantly less than other regions in the country due, in part, to the fact that the Bank’s market in the Northern Kentucky and Greater Cincinnati area did not experience as dramatic a rise in real estate values over the years preceding this recession, as other markets had.

Management believes that with the continuing economic uncertainty, high unemployment rates and low real estate values, the resulting pressure on earnings will remain above historical levels.

While the economic conditions continue to be challenging, the provision for loan losses reflected the improving economy that was discussed above in the economic overview.  While still above historical levels, the credit metrics showed  improvement in 2013 compared with 2012.

2013 vs. 2012.  As discussed above under “Management Overview,” the provision for loan losses reflected the slow economic recovery.  The provision for loan losses was $4,700,000 for the year ended December 31, 2013, compared to $7,000,000 for 2012.  As detailed in Table 4, the decrease of $2,300,000 (33%) reflected a decrease in the level of charge-offs, non-performing loans and lower specific reserves in 2013 compared with 2012.  For the year ended December 31, 2013, net charge-offs were $4,962,000, or 0.42%, of average loan balances compared to $8,720,000, or 0.77%, of average loan balances, for 2012.  Non-performing loans decreased 20% from $19,283,000 at December 31, 2012 to $15,438,000 at December 31, 2013, while criticized and classified loans decrease by 5% and specific loan reserves decreased 50% from $6,265,000 to $3,419,000 over the same period.

As illustrated in Table 5 below, total non-accrual loans plus accruing loans past due 90 days or more were $15,438,000 (1.24% of loans outstanding) at December 31, 2013, compared to $19,283,000 (1.61% of loans outstanding) at December 31, 2012.   Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers.  Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $20,743,000 at December 31, 2013 and $24,679,000 at December 31, 2012.  This represented 1.12% of total assets at December 31, 2013 compared to 1.34% at December 31, 2012.  Other real estate properties are recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

2012 vs. 2011.  As discussed above under “Management Overview,” the provision for loan losses reflected the slow economic recovery.  The provision for loan losses was $7,000,000 for the year ended December 31, 2012, compared to $10,750,000 for 2011.  The decrease of $3,750,000 (35%) reflected a decrease in the level of charge-offs, criticized and classified loans and lower specific reserves in 2012 compared with 2011.  For the year ended December 31, 2012, net charge-offs were $8,720,000, or 0.77%, of average loan balances compared to $9,830,000, or 0.88%, of average loan balances, for 2011.  Criticized and classified loans decreased 17% from $106,838,000 at December 31, 2011 to $88,263,000 at December 31, 2012, and specific loan reserves decreased 16% from $7,433,000 to $6,265,000 over the same period.

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

Troubled Debt Restructurings (TDRs).  In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due.  In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near -term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral.  Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance.  Restructured loans accrue interest as long as the borrower complies with the modified terms.  Performing TDRs are loans that are paying as to the agreed upon modified terms and are not more than 30 days past due.  Non performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $8,816,000 at December 31, 2013 compared with $6,046,000 at December 31, 2012.  Total non-performing TDRs were $8,246,000 at December 31, 2013 compared with $11,095,000 at December 31, 2012.  In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress.  All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet.  Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period.  Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”).  The decrease in the ALL was directionally consistent in 2013 with the improving credit metrics and the slow economic recovery.  The ALL decreased 2%, from $16,568,000 at December 31, 2012 to $16,306,000 at December 31, 2013, which decreased the allowance for loan losses as a percentage of total loans from 1.39% at December 31, 2012, to 1.30% at December 31, 2013.  The amount of the allowance allocated to impaired loans at year end 2013 was $3,419,000, which was down 50% from the $6,265,000 at year end 2012.  The amount of the allowance allocated to specific pools of loans based on risk ratings increased in 2013.  This increase was a result of a higher volume of substandard loans which did not have specific allocations, from the end of 2013 to the end of 2012. The impairment process is described in the critical accounting policies section of this Annual Report.  While the allowance decreased in 2013, it has increased significantly since the recession began in 2008. Contributing to the increase in the allowance for loan losses over this period is the significant decrease in real estate values experienced in the current economic cycle. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2012 to 2013.  The Bank does not originate or purchase sub-prime loans for its portfolio.  Management will continue to monitor and evaluate the effects of the  housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.  Management believes the current economic strains will continue into 2014 and expects continuing higher than normal credit losses and provisioning expense in the foreseeable future.

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

For additional information on the ALL, see the critical accounting policies section of this discussion.

Table 4 - Analysis of the allowance for loan losses for the periods indicated

	At December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Balance of allowance at beginning of period	$16,568	$18,288	$17,368	$15,153	$9,910
Recoveries of loans previously charged off:
Commercial loans	679	1,427	267	229	140
Consumer loans	335	321	382	487	309
Mortgage loans	112	15	21	5	2
Total recoveries	1,126	1,763	670	721	451
Loans charged off:
Commercial loans	2,373	6,464	8,841	11,499	6,310
Consumer loans	1,235	1,827	1,288	2,101	1,276
Mortgage loans	2,480	2,192	371	406	447
Total charge-offs	6,088	10,483	10,500	14,006	8,033
Net charge-offs	(4,962)	(8,720)	(9,830)	(13,285)	(7,582)
Provision for loan losses	4,700	7,000	10,750	15,500	12,825
Balance of allowance at end of period	$16,306	$16,568	$18,288	$17,368	$15,153
Net charge-offs to average loans outstanding for period	0.42%	0.77%	0.88%	1.18%	0.71%
Allowance at end of period to loans at end of period	1.30%	1.39%	1.62%	1.57%	1.31%
Allowance to non-performing loans at end of period	105.62%	85.92%	115.24%	82.46%	59.28%

Table 5 - Analysis of non-performing loans for the periods indicated

	At December 31
	2013	2012	2011	2010	2009
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$9,156	$12,138	$6,628	$6,311	$8,588
Residential real estate	5,360	5,243	5,325	4,208	5,113
Construction	510	1,075	1,897	5,329	7,302
Commercial	385	740	1,175	4,749	2,712
Consumer and other	6	48	626	51	111
Total	15,417	19,244	15,651	20,648	23,826
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-	$-	$68	$220
Residential real estate	-	17	112	263	758
Construction	-	-	-	-	682
Commercial	-	-	74	-	34
Consumer and other loans	21	22	33	83	42
Total	21	39	219	414	1,736
Total non-performing loans	$15,438	$19,283	$15,870	$21,062	$25,562
Non-performing loans as a percentage of total loans	1.24%	1.61%	1.40%	1.90%	2.21%

Other real estate owned	$5,305	$5,396	$5,844	$795	$1,381

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$8,816	$6,046	$13,306	$6,135	$3,568
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	8,246	11,095	$1,923	$2,186	$3,831
Total troubled debt restructured loans	$17,062	$17,141	$15,229	$8,321	$7,399

The amount of gross interest income that would have been recorded for nonaccrual loans in 2013 if loans had been current in accordance with their original terms was $789,000 and $640,000 for 2012.

Non-Interest Income

The following table shows the components of non-interest income and the percentage changes from 2012 to 2013 and from 2011 to 2012.

Table 6 - Major components of non-interest income (dollars in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2013	2012	2011	2013/2012	2012/2011
	(dollars in thousands)
Non-interest income:
Service charges and fees	$10,323	$9,089	$9,441	14%	(4)%
Mortgage banking income	1,658	2,786	1,789	(40)	56
Trust fee income	3,402	2,842	2,641	20	8
Bankcard transaction revenue	4,021	3,767	3,382	7	11
Company owned life insurance earnings	1,172	1,185	1,151	(1)	3
Net securities gains	274	206	231	33	(11)
Losses on other real estate owned	(535)	(427)	(261)	25	64
Other	3,696	2,973	2,350	24	27

Total non-interest income	$24,011	$22,421	$20,724	7%	8%

2013 vs. 2012. Total non-interest income increased $1,590,000, or 7%, as higher service charges and fees,  trust fee income, bankcard transaction revenue more than offset lower mortgage banking income and higher losses on the sale of other real estate owned property.  The $1,234,000, or 14%, increase in service charges and fees was driven by a new fee structure put in place in the second quarter of 2013.  The $1,128,000, or 40%, decrease in mortgage banking income was driven by an increase in long-term interest rates in 2013, which prompted a decrease in demand for home mortgage loan refinancing.  Driving the $560,000, or 20%, increase was higher assets under management and increased sales of brokerage products.  The $723,000, or 24%, increase in other non-interest income included $413,000 higher loan fees in 2013 compared with 2012, the majority of which was fees earned for facilitating interest rate swaps for customers. The Dodd-Frank Act excludes banks under $10 billion in assets from the rule that limits the interchange fees paid by merchants to banks for certain debit card transactions.

2012 vs. 2011. Total non-interest income increased $1,697,000, or 8%, as higher mortgage banking income, bankcard transaction revenue, trust fee income, and company owned life insurance earnings more than offset lower service charges and fees on deposits and higher losses on the sale of other real estate owned property.  The $997,000, or 56%, increase in mortgage banking income was driven by a sharp drop in long-term interest rates in 2012, which prompted an increase in demand for home mortgage loan refinancing.  Driving the $352,000, or 4%, decrease in service charges was the lower overdraft fees.  The $385,000, or 11%, increase in bankcard transaction revenue reflected consumers’ continued acceptance of electronic forms of payment and the resulting growth in usage of the Bank’s debit and credit card products.  The Dodd-Frank Act excludes banks under $10 billion in assets from the rule that limits the interchange fees paid by merchants  to banks for certain debit card transactions.

Non-Interest Expense

The following table shows the components of non-interest expense and the percentage changes from 2012 to 2013 and from 2011 to 2012.

Table 7 - Major Components of non-interest expense (in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2013	2012	2011	2013/2012	2012/2011
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$23,561	$22,953	$20,194	3%	14%
Occupancy and equipment	5,317	5,249	4,897	1	7
Data processing	2,171	2,191	1,983	(1)	10
Advertising	1,325	1,503	1,509	(12)	(0)
Electronic banking processing fees	1,607	1,525	1,332	5	14
Outside service fees	1,027	1,026	1,037	-	(1)
State bank taxes	2,389	2,219	2,051	8	8
Other real estate owned & loan collection	1,525	1,543	1,541	(1)	0
Amortization of intangible assets	615	766	858	(20)	(11)
FDIC insurance	1,323	1,163	1,541	14	(25)
Other	5,885	6,200	5,171	(5)	20

Total non-interest expense	$46,745	$46,338	$42,114	1%	10%

           2013 vs. 2012.  Non-interest expense increased $407,000 (1%), to $46,745,000 for 2013, compared to $46,338,000 for 2012.  The largest increase in non-interest expense was in the salaries and benefits expense, which increased $608,000 (3%) in 2013 compared to 2012. The increase in salaries and benefits included $286,000 in higher accruals for pension plan expense.  The increased pension plan expense was the result of higher projected earnings for plan participants.  The largest decrease in other non-interest expense was appraisal expense, which decreased $207,000 (47%) in 2013 compared with 2012, as the result of a decrease in the number of  loans sold.

2012 vs. 2011.  Non-interest expense increased $4,224,000 (10%), to $46,338,000 for 2012, compared to $42,114,000 for 2011.   The largest increase in non-interest expense was in the salaries and benefits expense, which increased $2,759,000 (14%) in 2012 compared to 2011. The increase in salaries and benefits included $556,000 in higher accruals for bonuses, $451,000 in higher incentive expense and $335,000 in higher accruals for pension plan expense.  The added bonus accrual reflects the end of the TARP restriction on bonus pay for executives, while the increased pension plan expense was the result of a lower discount rate applied to future benefits.  The increase in incentive cost was related to the higher mortgage banking income.  The largest decrease in non-interest expense was FDIC insurance expense, which decreased $378,000 (25%) in 2012 compared with 2011.  The Bank benefited from the provision of the Dodd-Frank Act that changed the base on which the insurance is calculated from total deposits to total assets.

Tax Expense

2013 vs. 2012  As a result of higher income before taxes, the federal income tax expense increased $932,000 (13%) to $8,055,000 for 2013 compared to $7,123,000 for 2012. The effective tax rate was 29.0% for 2013, an increase of .8% from 28.2% for 2012.  The increase in effective tax rate was a result of a lower ratio of tax exempt income and tax credit investments to income before taxes  in 2013 compared with 2012.

2012 vs. 2011  As a result of higher income before taxes, the federal income tax expense increased $214,000 (3%) to $7,123,000 for 2012 compared to $6,909,000 for 2011. The effective tax rate was 28.2% for 2012,  a decrease of 1.3% from 29.5% for 2011.  The decrease in effective tax rate was a result of increased tax exempt income and an additional tax credit investment, which reduced taxes by $299,000 in 2012 compared with 2011.

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 8 presents, as of December 31, 2013, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contracts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient.

Table 8 - Contractual obligations (dollars in thousands)

	Maturity by Period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Certificates of deposit	$300,852	$217,806	$72,920	$10,126	$-
FHLB advances	5,000	5,000	-		-
Subordinated debentures	38,557	-	-	20,000	18,557
Other notes payable	2,020	252	1,738	30	-
Northern Kentucky University arena naming rights	857	857	-	-	-
Gateway Community and Technical College naming rights	333	333	-	-	-
Executive pension plan	320	25	49	49	197
Lease commitments	3,805	984	1,264	670	887

Total	$351,744	$225,257	$75,971	$30,875	$19,641

(1) Lease commitments represent the total minimum lease payments under non-cancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business.  These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BKFC’s consolidated balance sheets.  Table 9 presents, as of December 31, 2013, the Bank’s significant off-balance sheet commitments.

Table 9 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by Period
		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years
Unused lines of credit and loan commitments	$408,416	$230,826	$71,909	$31,803	$73,878
Standby letters of credit	47,155	29,378	6,682	8,697	2,398
FHLB letters of credit	138,000	138,000	-	-	-

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

On November 8, 2012, the Bank entered into an agreement with Gateway Community and Technical College whereby the College granted to the Bank the naming rights for its new classroom and training center located in Boone County, Kentucky. The Bank committed $1,000,000 to the project, which will be named The Bank of Kentucky Classroom and Training Center. The cost of the naming rights will be amortized over a twenty-year period commencing in 2013.

Further discussion of the Bank’s contractual obligations and off-balance sheet activities is included in Note 14 of BKFC’s consolidated financial statements.

Liquidity and Capital Resources

Liquidity refers to the availability of sufficient levels of cash to fund BKFC’s operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses, meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary.  The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2013, as discussed in the financial condition section of this Annual Report, the growth in securities and loans were funded by the growth in deposits and the reduction of short-term investments. At December 31, 2013, the Bank’s customers had available $455,571,000 in unused lines and letters of credit, and the Bank has further extended loan commitments totaling $15,697,000.  Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

In 2009 BKFC filed a universal shelf registration statement on Form S-3 that was declared effective in November, 2010.  This registration statement permits BKFC to engage in offerings of up to $50 million aggregate principal amount of debt securities, common stock, preferred stock, purchase contracts, units, warrants, rights and any combination of the foregoing.  BKFC utilized the shelf registration to offer Common Stock in connection with the $28.1 million common Stock offering completed in November, 2010.  As of the date of this Annual Report the 2009 shelf registration statement has expired.  We may elect to utilize future registration statements that we may file with the SEC, to conduct subsequent registered debt or equity offerings.

If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries.  Further, the Bank also has $341,123,000 of securities designated as available-for-sale and an additional $3,828,000 of held-to-maturity securities that mature within one year that can serve as sources of funds.  Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2013 to meet known and potential obligations.

As illustrated in BKFC’s statement of cash flows, the net change in cash and cash equivalents from 2013 compared with 2012 was a decrease of $73,211,000.  Net income provided $19,765,000 of the $44,451,000 in the Bank’s cash flows from operating activities, while the largest cash outflow from investing activities was in the form of an increase in loans of $63,701,000.  As discussed in the financial condition section of this Annual Report, the largest source of cash from financing activities came from the increase in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators.  These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders.  In 2013, BKFC paid cash dividends of $0.69 per share totaling $5,200,000 on Common Stock. Please see the section entitled “Regulation and Supervision – Dividend Restrictions” under “Item 1. Business” and  Note 16 of the financial statements for a discussion on the Bank’s current dividend restrictions.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels.  A “well-capitalized” bank, one with a leverage ratio of 5% or more and a Total Risk-Based Ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions.  The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2013, BKFC’s Leverage Ratio and Total Risk-Based Ratios were 9.61% and 13.37%, respectively, which exceed all required ratios established for bank holding companies.

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

Adoption of New Accounting Standards

In July 2013, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income.  These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes.  Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts.  The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income.  A common measure of interest rate risk is interest rate “gap” measurement.  The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame.  Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted.  Typically, the measurement will focus on the interest rate gap position over the next 12 months.  An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities.  Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income.  Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $266,251,000 (14.33%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates.  The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing; the movement of certain deposit rate indices in relationship to asset rate indices; and the extent of the decrease in the rate environment.

At December 31, 2013, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative.  Over the preceding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $266,251,000 (14.33% of total assets).  At December 31, 2012, interest rate sensitive liabilities exceeded interest rate sensitive assets by $123,737,000 (6.71% of total assets).

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

The changes in the estimates of an increasing rate scenario on the net interest income change, as shown below, from 2012 to 2013 were a result of the same influences that increased the liability sensitivity of BKFC’s gap position and show that risk to income from rate changes would be negative in a rising rate environment. Although the gap position is negative, or in a liability sensitive position, the results of the simulation show income would also decline in a falling rate environment.  The effects of the estimates for a decreasing rate environment are the results of the current rate environment.  In December of 2008, the FRB lowered the targeted federal funds rate to 0.25%, and as a result most short-term deposit interest rates cannot drop 100 basis points while earning assets could in theory decrease by these amounts. The result of this extreme low rate environment is a declining rate scenario which produces a negative impact on earnings.

 Net interest income estimates are summarized below.
	Net Interest Income Change
	2013	2012
Increase 300 bp	0.00%	(5.61)%
Increase 200 bp	..13	(3.38)
Increase 100 bp	(.12)	(1.88)
Decrease 100 bp	(3.88)	(5.94)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2013 (dollars in thousands) and shows the contractual repricing intervals, and related average interest rates, for each of the next five years and thereafter.  The amounts included in loans exclude ALL, deferred fees, in process accounts and purchase accounting adjustments:

Table 10 - Balance Sheet Repricing data (in thousands)

Repricing in:	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Federal Funds Sold	$23,016	-	-	-	-	-	$23,016	$23,016

Average Interest Rate	0.20%	-	-	-	-	-	-	-

Interest-Bearing Deposits	$252	-	-	-	-	-	$252	$252

Average Interest Rate	1.34%	-	-	-	-	-	-	-

Securities	$61,402	$85,583	$51,281	-	$64,869	$154,998	$418,133	$417,580

Average Interest Rate	1.99%	1.67%	2.05%	-	2.11%	2.01%	-	-

FHLB Stock	$5,099	-	-	-	-	-	$5,099	N/A

Average Dividend Rate	4.00%	-	-	-	-	-	-	-

Loans	$861,852	$121,931	$116,108	-	$120,645	$33,559	$1,254,095	$1,256,869

Average Interest Rate	3.90%	4.27%	4.34%	-	4.11%	3.55%	-	-

Liabilities

Savings, NOW, MMA	$927,534	-	-	-	-	-	$927,534	$927,534

Average Interest Rate	0.17%	-	-	-	-	-	-	-

CDs and IRAs	$217,806	$61,124	$11,796	-	$10,060	$66	$300,852	$302,701

Average Interest Rate	0.49%	0.70%	1.34%	-	1.45%	2.99%	-	-

Short-term Borrowings	$27,643	-	-	-	-	-	$27,643	$27,643

Average Interest Rate	0.22%	-	-	-	-	-	-	-

Notes Payable	$39,889	$5,000	-	-	-	$688	$45,577	$45,577

Average Interest Rate	1.90%	1.72%	-	-	-	2.71%	-	-

Item 8.   Financial Statements and Supplementary Data
THE BANK OF KENTUCKY
FINANCIAL CORPORATION
FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

THE BANK OF KENTUCKY FINANCIAL CORPORATION
Crestview Hills, Kentucky

FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011

54

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders
The Bank of Kentucky Financial Corporation
Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2013 and 2012 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013.  We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A.  Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

(Continued)

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the COSO.

Crowe Horwath LLP
Indianapolis, Indiana
March 7, 2014

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
December 31, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

	2013	2012
ASSETS
Cash and due from banks	$55,605	$75,770
Federal funds sold and other short-term investments	23,016	76,062
Total cash and cash equivalents	78,621	151,832
Interest bearing deposits with banks	252	250
Available-for-sale securities	341,123	314,444
Held-to-maturity securities
(Fair value of $76,457 and $68,504)	77,010	66,843
Loans held for sale	3,214	16,324
Loans, net of allowance ($16,306 and $16,568)	1,233,339	1,178,841
Premises and equipment-net	22,444	22,494
Federal Home Loan Bank stock, at cost	5,099	5,099
Goodwill	22,023	22,023
Acquisition intangibles	1,848	2,462
Company owned life insurance	39,806	33,808
Accrued interest receivable and other assets	32,713	29,684

	$1,857,492	$1,844,104
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$359,199	$351,916
Interest bearing deposits	1,228,386	1,218,091
Total deposits	1,587,585	1,570,007
Short-term borrowings	27,643	41,408
Notes payable	45,577	48,715
Accrued expenses and other liabilities	15,548	13,534
	1,676,353	1,673,664
Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized,
7,619,999 (2013) and 7,470,236 (2012) shares issued	3,098	3,098
Additional paid-in capital	38,100	35,126
Retained earnings	141,718	128,289
Accumulated other comprehensive income (loss)	(1,777)	3,927
	181,139	170,440

	$1,857,492	$1,844,104

See accompanying notes

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

	2013	2012	2011
Interest income
Loans, including related fees	$53,109	$55,468	$57,752
Securities
Taxable	5,008	5,440	5,507
Tax exempt	1,458	1,282	1,167
Other	337	334	372
	59,912	62,524	64,798
Interest expense
Deposits	3,664	5,280	8,238
Borrowings	994	1,059	1,022
	4,658	6,339	9,260

Net interest income	55,254	56,185	55,538

Provision for loan losses	4,700	7,000	10,750

Net interest income after provision for loan losses	50,554	49,185	44,788

Non-interest income
Service charges and fees	10,323	9,089	9,441
Mortgage banking income	1,658	2,786	1,789
Trust fee income	3,402	2,842	2,641
Bankcard transaction revenue	4,021	3,767	3,382
Company owned life insurance earnings	1,172	1,185	1,151
Net securities gains	274	206	231
Other	3,161	2,546	2,089
	24,011	22,421	20,724
Non-interest expense
Salaries and employee benefits	23,561	22,953	20,194
Occupancy and equipment	5,317	5,249	4,897
Data processing	2,171	2,191	1,983
Advertising	1,325	1,503	1,509
Electronic banking processing fees	1,607	1,525	1,332
Outside service fees	1,027	1,026	1,037
State bank taxes	2,389	2,219	2,051
Amortization of intangible assets	615	766	858
FDIC insurance	1,323	1,163	1,541
Other	7,410	7,743	6,712
	46,745	46,338	42,114
Income before income taxes	27,820	25,268	23,398

Federal income taxes	8,055	7,123	6,909

Net income	$19,765	$18,145	$16,489
Preferred stock dividend and discount accretion	-	-	972
Net income available to common shareholders	$19,765	$18,145	$15,517
Per share data
Earnings per share	$2.63	$2.43	$2.09

Earnings per share, assuming dilution	$2.61	$2.41	$2.07

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

	2013	2012	2011

Net income	$19,765	$18,145	$16,489

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	(8,368)	1,136	3,892
Reclassification adjustment for losses
included in net income	(274)	(206)	(231)
Tax effect	(2,938)	316	1,244
Net of tax	(5,704)	614	2,417

Total other comprehensive income (loss)	(5,704)	614	2,417

Comprehensive income	$14,061	$18,759	$18,906

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2011	$16,790	7,432,295	$3,098	$33,903	$104,683	$896	$159,370

Net income					16,489		16,489
Change in net unrealized gain (loss), net of tax						2,417	2,417
Dividends declared- $.56 per share					(4,162)		(4,162)
Dividends paid and accrued on preferred stock					(762)		(762)
Preferred stock repurchased	(17,000)						(17,000)
Exercise of stock options		700		15			15
Stock-based compensation expense				203			203
Accretion of preferred stock discount	210				(210)		-

Balance December 31, 2011	-	7,432,995	3,098	34,121	116,038	3,313	156,570

Net income					18,145		18,145
Change in net unrealized gain (loss), net of tax						614	614
Dividends declared - $0.79 per share					(5,894)		(5,894)
Dividends paid and accrued on preferred stock
Exercise of stock options		37,241		841			841
Stock-based compensation expense				164			164

Balance December 31, 2012	-	7,470,236	3,098	35,126	128,289	3,927	170,440

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance December 31, 2012	$-	7,470,236	$3,098	$35,126	$128,289	$3,927	$170,440

Net income					19,765		19,765
Change in net unrealized gain (loss), net of tax						(5,704)	(5,704)
Dividends declared - $0.69 per share					(5,200)		(5,200)
Warrant repurchased				(1,015)	(1,136)		(2,151)
Stock activity under stock based compensation plans		149,763		3,552			3,552
Stock-based compensation expense				437			437

Balance December 31, 2013	$-	7,619,999	$3,098	$38,100	$141,718	$(1,777)	$181,139

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

	2013	2012	2011
Cash flows from operating activities
Net income	$19,765	$18,145	$16,489
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization, and accretion	1,460	1,544	1,002
Net amortization on securities	3,024	3,419	2,453
Provision for loan losses	4,700	7,000	10,750
Amortization of acquisition intangibles	615	766	858
Earnings on life insurance	(1,172)	(1,185)	(1,151)
(Gain)/Loss on sale/write-down of other real estate	880	485	(261)
Mortgage banking income	(1,658)	(2,786)	(1,789)
Proceeds from loans sold	120,519	187,525	118,011
Origination of loans held for sale	(105,752)	(192,143)	(109,863)
Net securities gains	(274)	(206)	(231)
Stock based compensation expense	437	164	203
Net change in:
Accrued interest receivable and other assets	(5)	278	(371)
Accrued expenses and other liabilities	1,912	654	(901)
Net cash from operating activities	44,451	23,660	35,199

Cash flows from investing activities
Net change in interest bearing balances	(2)	-	(150)
Proceeds from maturities and principal reductions of
held-to-maturity securities	6,523	4,735	8,654
Purchase of held-to-maturity securities	(16,755)	(22,674)	(17,903)
Proceeds from maturities and sales of
available-for-sale securities	102,303	181,966	216,785
Purchase of available-for-sale securities	(140,309)	(176,110)	(282,465)
Purchase of company owned life insurance	(5,000)	-	(6,500)
Proceeds from company owned life insurance	-	227	-
Loans made to customers, net of principal collections	(63,701)	(78,411)	(28,440)
Property and equipment expenditures, net	(1,598)	(1,422)	(981)
Proceeds from the sale of other real estate	3,899	4,410	3,424
Net payments in acquisition	-	-	3,322
Net cash from investing activities	(114,640)	(87,279)	(104,254)

Cash flows from financing activities
Net change in deposits	17,578	71,186	48,512
Net change in short-term borrowings	(13,765)	12,108	5,881
Advances on notes payable	2,000	-	-
Redemption of preferred stock	-	-	(17,000)
Payments on notes payable	(5,138)	(24)	(22)
Dividends paid on common stock	(5,098)	(4,624)	(4,162)
Redemption of warrant	(2,151)	-
Dividends paid on preferred stock	-	-	(869)
Proceeds related to equity incentive plans	3,552	841	15

Net cash from financing activities	(3,022)	79,488	32,355

Net change in cash and cash equivalents	(73,211)	15,867	(36,700)

Cash and cash equivalents at beginning of year	151,832	135,964	172,664

Cash and cash equivalents at end of year	$78,621	$151,832	$135,964

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011
(Dollar amounts in thousands)

	2013	2012	2011
Supplemental cash flow information:
Cash paid for interest	$4,996	$6,889	$10,390
Cash paid for income taxes	8,550	6,995	6,765

Supplemental noncash disclosures:
Transfers from loans to other real estate	$4,691	$4,447	$8,734

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

When OTTI occurs, the amount of the OTTI recognized in earnings depends on whether the Company intends to sell the security or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss.  If the Company intends to sell or more likely than not will be required to sell the security before recovery of its amortized cost basis less any current-period credit loss, the OTTI shall be recognized in earnings equal to the entire difference between the investment’s amortized cost basis and its fair value at the balance sheet date.  Otherwise, the OTTI shall be separated into the amount representing the credit loss and the amount related to all other factors.  The amount of the total OTTI related to the credit loss is determined based on the present value of cash flows expected to be collected and is recognized in earnings.  The amount of the total OTTI related to other factors shall be recognized in other comprehensive income, net of applicable taxes.  The previous amortized cost basis less the OTTI recognized in earnings shall become the new amortized cost basis of the investment.

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

Interest income on mortgage, consumer and commercial loans is discontinued at the time the loan is 90 days delinquent unless the loan is well-secured and in process of collection.  Interest income is not reported when full loan repayment is in doubt, typically when the loan is impaired or payments are significantly past due.  Past due status is based on the contractual terms of the loan.

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
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The general component covers non-impaired loans and is based on historical loss experience adjusted for current factors.  For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent 4 years.  These loss ratios are calculated from a migration analysis of the charge offs over this period,  but excludes the ratios from the most recent twelve month period as they are not appropriately seasoned.  In 2013 the migration analysis was adjusted from excluding the most recent six month period to the current twelve month period.  This change was the result of management’s determination that the results of the loss ratios calculated using the six month period were unrealistically low, and therefore reduced the loss ratios to a level that management felt were too low.  Management believes that this change gives a better reflection of the probable incurred losses in the non-impaired loans and this adjustment makes the ratios less volatile.   The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the higher of the two loss ratios currently used in the allowance calculation. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment.  These economic factors include consideration of the following:  levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans;  other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations.  These factors are consistent within each of the portfolio segments, which have been identified as:  commercial, residential real estate, nonresidential real estate, construction, consumer and municipal obligations.

The risk characteristics of each of the identified portfolio segments are as follows:

Commercial: Commercial loans are primarily based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower.  Borrowers may be subject to adverse economic conditions that can lead to decreases in product demand; increasing material or other production costs; interest rate increases that could have an adverse impact on profitability; non-payment of credit that has been extended under normal vendor terms for goods sold or services extended; and interruption related to the importing or exporting of production materials or sold products.

Residential Real Estate:  Residential real estate loans are secured by 1-4 family residences and are generally owner occupied; the Company generally establishes a maximum loan-to-value ratio.  Home equity loans are typically secured by a subordinate interest in 1-4 family residences.  These loans are subject to adverse employment conditions in the local economy leading to increased default rate; decreased market values from oversupply in a geographic area and; impact to borrowers’ ability to maintain payments in the event of incremental rate increases on adjustable rate mortgages.

Non Residential Real Estate:  Nonresidential real estate loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate.  Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan.  These loans are subject to adverse market conditions that cause a decrease in market value or lease rates and; the potential for environmental impairment and the obsolescence of the location or function.

Construction:  Construction loans are underwritten utilizing independent appraisal reviews, absorption rate analysis, lease rates and financial analysis of the developers and property owners.  Construction loans are generally based on estimates of costs and value associated with the complete project.  These loans are subject to adverse market conditions that cause a decrease in market value or absorption rates and; the potential for environmental impairment.  These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Consumer:  Consumer loans generally consist of loans secured by personal property or unsecured loans such as credit cards.  Repayment of these loans is primarily dependent on the personal income of the borrowers, who are subject to adverse employment conditions in the local economy which may lead to higher unemployment.

Municipal Obligations:   Municipal obligations are generally secured by specific assets or the taxing power of the municipality.  These loans are subject to adverse employment conditions in the local economy and lower real estate values which can reduce the municipality’s tax base.

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

Other Real Estate:  Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis.  If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense.  Expenses incurred in carrying other real estate are charged to operations as incurred.  A total of $5,305 and $5,396 of other real estate was owned on December 31, 2013 and 2012, respectively, and included in other assets.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Goodwill and Other Intangible Assets:  Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired.  Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date.  Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed.  The Company has selected December 31 as the date to perform the annual impairment test.  Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values.  Goodwill is the only intangible asset with an indefinite life on our balance sheet.

Other intangible assets consist of core deposit and acquired customer relationship intangible assets arising from whole bank, branch and asset management business acquisitions.  They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful lives of four to ten years.

Prepaid FDIC Insurance:  On September 29, 2009, the Federal Deposit Insurance Corporation (“FDIC”) adopted an Amended Restoration Plan to allow the Deposit Insurance Fund to return to a reserve ratio of 1.15% within eight years, as mandated by statute.  As part of the Amended Restoration Plan, the FDIC amended its assessment regulations to require all institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012.  At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009.  The prepaid assessment amount was $0 and $1,848 on December 30, 2013 and 2012, and is included in other assets.  On July 1, 2013, the FDIC returned $1,159 to the Bank as the Restoration Plan came to an end and FDIC assessments are now paid quarterly.

Repurchase Agreements:  Substantially all repurchase agreement liabilities represent amounts advanced by various customers.  Securities are pledged to cover these liabilities, which are not covered by federal deposit insurance.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Comprehensive Income:  Comprehensive income consists of net income and other comprehensive income (loss).  Other comprehensive income (loss) includes unrealized gains and losses on securities available for sale which are also recognized as separate components of equity.

Dividend Restriction:  Banking regulations require the maintenance of certain capital levels and may limit the amount of dividends which may be paid by the Bank to the Company or by the Company to its shareholders.  See Note 16 for further discussion.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Derivative Financial Instruments:  The Bank operates an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates.  Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement.  The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa.  The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer.  The agreements are considered standalone derivatives and changes in the fair value of derivatives are reported in earnings as noninterest income.

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

Trust Fee Income: Income is accounted for on an accrual basis.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Adoption of New Accounting Standards:
In July 2013, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment.  The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired.  If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required.  However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount.  The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012.  Early adoption is permitted.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

In February 2013, the FASB amended existing guidance related to reporting amounts reclassified out of other comprehensive income out of accumulated other comprehensive income.  These amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts.  The effect of adopting this standard did not have a material effect on the Company’s operating results or financial condition.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
2013
U.S. Government, federal agencies and Government sponsored enterprises	$122,905	$142	$(2,908)	$120,139
U.S. Government mortgage-backed	219,986	2,408	(2,335)	220,059
Corporate	925	-	-	925
	$343,816	$2,550	$(5,243)	$341,123

2012
U.S. Government, federal agencies and Government sponsored enterprises	$127,416	$1,130	$(69)	$128,477
U.S. Government mortgage-backed	180,019	4,972	(84)	184,907
Corporate	1,060	-	-	1,060
	$308,495	$6,102	$(153)	$314,444

All mortgage-backed securities are secured by residential properties.

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2013
Municipal and other obligations	$77,010	$1,085	$(1,638)	$76,457

2012
Municipal and other obligations	$66,843	$1,900	$(239)	$68,504

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

The fair value of debt securities and amortized cost, if different, at year-end 2013 by contractual maturity were as follows.  Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$5,201	$5,236	$3,828	$3,848
Due after one year through five years	36,139	35,445	32,506	33,147
Due after five years through ten years	77,489	75,324	35,461	34,247
Due after ten years	5,001	5,059	5,215	5,215
U.S. Government mortgage-backed	219,986	220,059	-	-
	$343,816	$341,123	$77,010	$76,457

At December 31, 2013 and 2012, securities with a carrying value of $402,999 and $368,504 were pledged to secure public deposits and repurchase agreements.

The proceeds from sales and calls of securities and the associated gains are listed below:

	2013	2012	2011

Proceeds	$5,230	$6,944	$13,598
Gross gains	274	206	231
Gross losses	-	-	-

The tax provision related to these net realized gains and losses was $96, $72, and $81, respectively.

Securities with unrealized losses at year-end 2013 and 2012, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Gov’t., federal
agencies and Government
sponsored enterprises	$94,641	$(2,522)	$5,996	$(386)	$100,637	$(2,908)
U.S Gov’t. mortgage-backed	116,709	(2,241)	7,530	(94)	124,239	(2,335)
Municipal & other obligations	26,936	(1,262)	6,570	(376)	33,506	(1,638)

Total temporarily impaired	$238,286	$(6,025)	$20,096	$(856)	$258,382	$(6,881)

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2012	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Gov’t., federal
agencies and Government
sponsored enterprises	$11,877	$(69)	$-	$-	$11,877	$(69)
U.S Gov’t. mortgage-backed	18,142	(84)	-	-	18,142	(84)
Municipal & other obligations	15,056	(239)	-	-	15,056	(239)

Total temporarily impaired	$45,075	$(392)	$-	$-	$45,075	$(392)

As of December 31, 2013, the Bank’s security portfolio consisted of 250 securities, 91 of which were in an unrealized loss position; totaling $6,881.  There was no other-than-temporary-impairment of securities as of or for the year ended December 31, 2013.  Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery.

NOTE 3 - LOANS

Year-end loans were as follows:

	2013	2012
Commercial	$241,794	$201,384
Residential real estate	283,356	278,286
Nonresidential real estate	571,221	573,101
Construction	103,019	104,498
Consumer	15,806	16,447
Municipal obligations	36,058	23,128
Gross loans	1,251,254	1,196,844
Less: Deferred loan origination fees and discount	(1,609)	(1,435)
Allowance for loan losses	(16,306)	(16,568)

Net loans	$1,233,339	$1,178,841

Certain of the Company’s directors and executive officers are loan customers of the Bank.  A schedule of the aggregate activity in these loans follows:

2013

Beginning balance	$3,275
Effect of change in composition of board	300
New loans and advances on lines of credit	13,544
Loan payments	(12,725)

Ending balance	$4,394

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2013 and 2012:

			Non
		Residential	Residential			Municipal
December 31, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	1,029	2,317	1,577	(560)	286	51	4,700
Loans charged off	(582)	(2,244)	(2,151)	(319)	(792)	-	(6,088)
Recoveries	84	209	85	453	295	-	1,126

Total ending allowance balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306

Ending allowance balance attributable to loans
Individually evaluated for impairment	$709	$1,085	$951	$674	$-	$-	$3,419
Collectively evaluated for impairment	2,538	3,469	5,551	864	373	92	12,887

Total ending allowance balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306

Loans
Loans individually evaluated for impairment	$4,116	$8,179	$14,220	$2,549	$-	$-	$29,064
Loans collectively evaluated for impairment	237,678	275,177	557,001	100,470	15,806	36,058	1,222,190

Total ending loan balance	$241,794	$283,356	$571,221	$103,019	$15,806	$36,058	$1,251,254

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Activity in the allowance for loan losses as of December 31, 2011 was as follows:

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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
Commercial	$1,104	$1,104	$-	$256	$-	$-
Residential real estate
Home equity lines of credit	-	-	-	15	-	-
Multifamily properties	1,308	958	-	605	-	-
Other	1,949	1,694	-	1,769	-	-
Nonresidential real estate
Owner occupied properties	1,032	1,032	-	2,113	-	-
Non owner occupied properties	3,873	3,823	-	4,284	-	-
Construction	-	-	-	386	-	-
Consumer	-	-	-	-	-	-
	9,266	8,611	-	9,428	-	-
With an allowance recorded
Commercial	3,012	3,012	709	2,974	104	93
Residential real estate
Home equity lines of credit	388	373	155	449	12	12
Multifamily properties	1,484	1,484	239	593	29	28
Other	3,776	3,670	691	4,930	74	71
Nonresidential real estate
Owner occupied properties	8,288	6,532	685	6,264	15	11
Non owner occupied properties	3,439	2,833	266	3,494	143	136
Construction	2,830	2,549	674	3,234	119	102
Consumer	-	-	-	-	-	-
	23,217	20,453	3,419	21,938	496	453

Total	$32,483	$29,064	$3,419	$31,366	$496	$453

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2011:

	Average	Interest	Cash Basis
	Principal	Recorded	Interest
	Balance	Investment	Recognized
With no related allowance recorded
Commercial	$341	$-	$-
Residential real estate
Home equity lines of credit	6	-	-
Multifamily properties	80	-	-
Other	1,444	-	-
Nonresidential real estate
Owner occupied properties	635	-	-
Non owner occupied properties	1,013	-	-
Construction	570	-	-
Consumer	-	-	-
	4,089	-	-
With an allowance recorded
Commercial	1,718	18	10
Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	800	42	28
Other	2,663	78	73
Nonresidential real estate
Owner occupied properties	4,556	166	106
Non owner occupied properties	9,932	284	263
Construction	7,934	278	262
Consumer	-	-	-
	27,603	866	742

Total	$31,962	$866	$742

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2013 and 2012 by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2013
Commercial	$100	$-	$385	$241,309	$241,794
Residential real estate
Home equity lines of credit	550	-	622	97,786	98,958
Multifamily properties	-	-	-	67,964	67,964
Other residential real estate	3,693	-	4,738	108,003	116,434
Nonresidential real estate
Owner occupied properties	838	-	6,583	294,389	301,810
Non owner occupied properties	608	-	2,573	266,230	269,411
Construction	-	-	510	102,509	103,019
Consumer
Credit card balances	16	20	-	7,103	7,139
Other consumer	9	1	6	8,651	8,667
Municipal obligations	-	-	-	36,058	36,058

Total	$5,814	$21	$15,417	$1,230,002	$1,251,254

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2012
Commercial	$1,668	$-	$740	$198,976	$201,384
Residential real estate
Home equity lines of credit	476	-	775	98,806	100,057
Multifamily properties	-	-	-	48,558	48,558
Other residential real estate	6,615	17	4,468	118,571	129,671
Nonresidential real estate
Owner occupied properties	2,809	-	7,000	278,362	288,171
Non owner occupied properties	2,788	-	5,138	277,004	284,930
Construction	738	-	1,075	102,685	104,498
Consumer
Credit card balances	32	22	-	6,905	6,959
Other consumer	5	-	48	9,435	9,488
Municipal obligations	-	-	-	23,128	23,128

Total	$15,131	$39	$19,244	$1,162,430	$1,196,844

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $914 and $2,498 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2013 and 2012, respectively.  Troubled debt restructurings totaled $17,062 and $17,141 as of December 31, 2013 and 2012, respectively.  The Company has not committed to lend additional amounts as of December 31, 2013 and 2012 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2013 and 2012:

	2013			2012
		Pre-Modification	Post-Modification		Pre-Modification	Post-Modification
	Number	Outstanding	Outstanding	Number	Outstanding	Outstanding
	Of	Recorded	Recorded	Of	Recorded	Recorded
	Loans	Investment	Investment	Loans	Investment	Investment
Troubled Debt Restructurings:

Commercial	2	$113	$112	3	$1,186	$1,177

Residential real estate	-	-	-
Home equity lines of credit				-	-	-
Multifamily properties	2	2,455	2,443	-	-	-
Other residential real estate	4	1,001	998	4	1,182	1,180
Nonresidential real estate
Owner occupied properties	2	323	323	2	210	208
Non owner occupied properties	2	970	926	2	2,954	2,804
Construction	-	-	-	5	3,205	2,927
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	12	$4,862	$4,802	16	$8,737	$8,296

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The twelve restructured notes added during 2013 for $4,802 were added as performing troubled debt restructured loans.  The sixteen restructured notes added during 2012 for $8,296 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $245 and $1,385 and resulted in charge-offs of $364 and $1,112 during the year ending December 31, 2013 and 2012.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2013 and 2012:

Troubled Debt Restructurings
That Subsequently Defaulted:

	2013		2012
Recorded	Number	Recorded	Number	Recorded
Investment	of Loans	Investment	of Loans	Investment

Commercial	3	$170	1	$152
Residential real estate
Home equity lines of credit
Multifamily properties	1	958	-	-
Other residential real estate	-	-	1	465
Nonresidential real estate
Owner occupied properties	1	144	2	6,591
Non owner occupied properties	3	2,302	3	3,081
Construction	4	1,465	3	1,695
Consumer
Credit card balances	-	-	-	-
Other consumer	-	-	-	-
Municipal obligations	-	-	-	-

Total	12	$5,039	10	$11,984

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above decreased the allowance for loan losses by $195 and increased the allowance for loan losses by $176 for the years ended December 31, 2013 and 2012 and resulted in charge-offs of $630 and $2,690 for the year ending December 31, 2013 and 2012.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

As of December 31, 2013 and 2012, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
December 31, 2013	Pass	Mention	Substandard	Doubtful	Not Rated	Total

Commercial	$226,021	$4,736	$11,037	$-	$-	$241,794
Residential real estate
Home equity lines of credit	11,775	1,721	1,582	-	83,880	98,958
Multifamily properties	65,521	-	2,443	-	-	67,964
Other residential real estate	24,697	4,594	8,606	-	78,537	116,434

Nonresidential real estate
Owner occupied properties	271,281	9,058	21,471	-	-	301,810
Non owner occupied properties	256,328	5,216	7,867	-	-	269,411
Construction	97,738	2,264	3,017	-	-	103,019

Consumer
Credit card balances	-	-	-	-	7,139	7,139
Other consumer	-	-	4	-	8,663	8,667
Municipal obligations	36,058	-	-	-	-	36,058

Total	$989,419	$27,589	$56,027	$-	$178,219	$1,251,254

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

		Special
December 31, 2012	Pass	Mention	Substandard	Doubtful	Not Rated	Total

Commercial	$188,686	$8,469	$4,229	$-	$-	$201,384
Residential real estate
Home equity lines of credit	10,840	999	1,388	-	86,830	100,057
Multifamily properties	45,329	99	3,130	-	-	48,558
Other residential real estate	35,922	1,146	10,477	-	82,126	129,671

Nonresidential real estate
Owner occupied properties	258,816	13,648	15,707	-	-	288,171
Non owner occupied properties	264,442	8,098	12,390	-	-	284,930
Construction	96,154	2,264	6,080	-	-	104,498

Consumer
Credit card balances	-	-	-	-	6,959	6,959
Other consumer	-	-	141	-	9,347	9,488
Municipal obligations	23,128	-	-	-	-	23,128

Total	$923,317	$34,723	$53,542	$-	$185,262	$1,196,844

Loans listed as not rated are included in groups of homogeneous loans.  These loans are evaluated based on delinquency status.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2013	2012

Land and improvements	$7,920	$7,920
Leasehold improvements	2,924	2,747
Buildings	19,024	18,718
Furniture, fixtures and equipment	12,916	11,849
Total	42,784	41,234
Accumulated depreciation	(20,340)	(18,740)

Net premises and equipment	$22,444	$22,494

Year-end depreciation expense was $1,648, $1,755, and $1,691 for 2013, 2012, and 2011, respectively.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 5 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill:

There was no change in Goodwill in 2013.

Acquisition Intangibles:

Acquisition intangibles were as follows as of year-end:

	2013		2012
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$3,595	$2,407	$3,595	$2,031
Trade name intangibles	165	165	165	156
Non-compete agreement intangibles	320	320	320	303
Other customer relationship intangibles	2,650	1,990	2,650	1,777

Total	$6,730	$4,882	$6,730	$4,267

Aggregate amortization expense was $615, $766, and $858 for 2013, 2012 and 2011, respectively.

Estimated amortization expense for each of the next five years:

2014	$487
2015	403
2016	332
2017	249
2018	186

NOTE 6 - INTEREST BEARING DEPOSITS

Time deposits of $100 or more were $112,527 and $133,627 at year-end 2013 and 2012.

Scheduled maturities of time deposits are as follows:

2014	$217,806
2015	61,124
2016	11,796
2017	7,755
2018	2,371

$300,852

Deposits from directors and their affiliates at year-end 2013 and 2012 were $13,645 and $13,410, comprising 0.86% and 0.85% of total deposits at those dates.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2013	2012

FHLB advance	$-	$20,000
Retail repurchase agreements	27,643	21,408

	$27,643	$41,408

Information regarding repurchase agreements for the years ended December 31, 2013 and 2012 is presented below:

	2013	2012

Average balance during the year	$27,739	$25,823
Maximum month end balance during the year	32,514	32,593
Average rate paid during the year	0.22%	0.30%
Year-end weighted average rate	0.20%	0.26%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:
	2013	2012

FHLB advances	$5,000	$10,000
Subordinated debentures	38,557	38,557
Other notes payable	2,020	158

	$45,577	$48,715

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments.  The following advances were outstanding as of December 31:

	2013	2012
Fixed rate advances with maturity in 2013 and an interest rate of 1.35%	$-	$5,000
Fixed rate advances with maturity in 2014 and an interest rate of 1.72%	5,000	5,000

	$5,000	$10,000

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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 8 - NOTES PAYABLE (Continued)

In May of 2007, The Bank of Kentucky Capital Trust II (“the Trust”), a trust subsidiary of the Company, issued $18,000 of LIBOR plus 1.47% floating rate obligated mandatory redeemable securities “Trust Preferred Securities” as part of a pooled offering.  The Trust may redeem the Trust Preferred Securities, in whole but not in part, any time after May 2011 at face value.  The final maturity date is May of 2037.  The Trust used the proceeds from the issuance of its Trust Preferred Securities and common securities to buy $18,557 aggregate principal amount of junior subordinated debentures issued by the Company.  These debentures are the Trust’s only assets, with terms similar to the Trust Preferred Securities, and mature in 2037.  The subordinated debentures are classified as liabilities on the Consolidated Balance Sheets are considered as Tier 1 capital for regulatory capital purposes, subject to certain limitations.  The Company is not considered the primary beneficiary of this Trust (variable interest entity), therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability.

Other notes payable include a capitalized lease obligation for $131 and a $1,889 note payable to US Bank.  The US Bank note was utilized to fund the warrant repurchase and has a rate of one-month LIBOR plus 235 bases points and matures on June 30, 2016.

Payments on notes payable over the next five years are as follows:
2014	$5,000
2015	-
2016	1,889
2017	131
2018	20,000
Thereafter	18,557
Total notes payable	$45,577

The Bank maintains a $175,000 letter of credit from the Federal Home Loan Bank of Cincinnati.  The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 9 - PREFERRED STOCK (Continued)

On December 22, 2010, the Company repurchased $17 million of the outstanding $34 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in February 2009 to the Treasury Department pursuant to the Troubled Asset Relief Program Capital Purchase Program.

On November 23, 2011, the Company repurchased the final $17 million of the original outstanding $34 million of its Fixed Rate Cumulative Perpetual Preferred Stock, Series A, issued in February 2009 to the Treasury Department pursuant to the Troubled Asset Relief Program Capital Purchase Program.

In the second quarter of 2013, the Company completed the repurchase of the Warrant from the Treasury Department issued on February 13, 2009, as part of the TARP Capital Purchase Program for an aggregate repurchase price of $2,151. Prior to the repurchase transaction, the Warrant permitted the Treasury Department to purchase 276,078.12 shares of the Company’s common stock at an exercise price of $18.473 per share. The Warrant originally had provided for the purchase of 274,784 shares of the Company’s common stock at an exercise price of $18.56 per share and was thereafter adjusted for certain cash dividends declared by the Company from time to time.  The Warrant had been issued in connection with the Company’s sale to the Treasury Department of 34,000 shares of the Compnay’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) in 2009. As previously disclosed on the Company’s Current Report on Form 8-K filed Novemeber 23, 2011, the Company completed the repurchase of the remaining outstanding Preferred Stock from the Treasury Department on November 23, 2011. As a result of the Warrant repurchase, the Company has repurchased all securities issued to the Treasury Department under the TARP Capital Purchase Program.  The repurchase of the Warrant was funded by a $2,000 note payable as described in Note 8.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 10 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees.  Contributions are at the discretion of the Board of Directors.  Profit sharing expense totaled $336, $249, and $227 for the years ended December 31, 2013, 2012 and 2011, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention.  The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts.  The accrued liability under the defined benefit component was $4,884 and $3,773 and the deferred compensation component was $1,608 and $1,107 at December 31, 2013 and 2012, respectively.  Expense related to the program was $1,136, $850, and $515 for the years ended December 31, 2013, 2012 and 2011.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Stock Option Plan:  The specific terms of each option agreement are determined by the Compensation Committee at the date of the grant.  For current options outstanding, options granted to directors vest immediately and options granted to employees generally vest evenly over a five-year period.

The options’ lives are generally ten years for employees and five years for directors.  Total compensation cost that has been charged against income for those plans was $50, $97, and $203 for 2013, 2012 and 2011, respectively.  The total income tax benefit was $0, $0, and $0.

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

There have been no options granted in 2013, 2012, or 2011.

A summary of the activity in the stock option plan for 2013 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Years	Value

Outstanding at beginning of year	348,024	$25.44
Granted	-	-
Exercised	(138,155)	25.39
Forfeited or expired	(47,850)	28.11
Outstanding at end of year	162,019	$24.69	2.69	$1,991
Exercisable at end of year	130,264	$24.81	2.56	$1,575

The Company expects all of the nonvested shares to become exercisable.

Information related to the stock option plan during each year follows:

	2013	2012	2011

Intrinsic value of options exercised	$475	$84	$4
Cash received from option exercises	3,507	810	15
Tax benefit realized from option exercises	121	31	1

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

As of December 31, 2013, there was $39 of total unrecognized compensation cost related to nonvested stock options granted under the plan.  The cost is expected to be recognized over a weighted-average period of 1.50 years.

Restricted Stock Units:  The specific terms of each restricted stock unit (“RSU”) award are determined by the Compensation Committee at the date of the grant.  Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date.  The fair value of the stock was determined using the total number of RSUs granted multiplied by the fair market value of a share of Company stock at the grant date.  RSU’s are fully vested on the first anniversary of the grant date.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2013	4,185	$25.80
Granted	14,476	26.39
Vested	(13,714)	26.22
Forfeited	(453)	26.49

Nonvested at December 31, 2013	4,494	$26.25

The Company recorded RSU expense of $387 and $67 in 2013 and 2012.  As of December 31, 2013, there was $35 of total unrecognized compensation cost related to nonvested shares granted under the 2012 stock incentive plan.  The cost is expected to be recognized in 2014.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2013	2012	2011
Income tax/(benefit)
Currently payable	$7,680	$7,275	$7,445
Deferred	375	(152)	(536)
	$8,055	$7,123	$6,909

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2013	2012	2011
Statutory rate applied to income before income taxes	$9,737	$8,844	$8,189
Tax exempt income	(794)	(903)	(785)
Company owned life insurance income	(399)	(407)	(393)
Incentive stock options	17	34	71
Non qualified options expired	162	-	-
Low-income housing tax credit	(557)	(547)	(248)
Other	(111)	102	75
	$8,055	$7,123	$6,909

Year-end deferred tax assets and liabilities were due to the following factors:

	2013	2012
Deferred tax assets from:
Allowance for loan losses	$5,707	$5,799
Benefit plans	2,142	1,749
Premises and equipment	775	828
Net operating loss carryforward	2,832	3,131
Acquisition intangibles	360	430
Net unrealized loss on available for sale securities	916	-
Other	634	675
	13,366	12,612
Deferred tax liabilities for:
FHLB stock dividends	(966)	(966)
Acquisition intangibles	(3,035)	(2,776)
Net unrealized gain on available for sale securities	-	(2,023)
Other	(6)	(52)
	(4,007)	(5,817)
Net deferred tax asset	$9,359	$6,795

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

At year-end 2013, the Company had net operating loss carry forwards from its 2007 acquisition of approximately $8,090, which expire beginning in 2022 and have an annual limitation by IRC section 382.  No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before expiration.

The Company had no unrecognized tax benefits as of January 1, 2013 and 2012 and did not recognize any increase in unrecognized benefits during 2013 or 2012 relative to any tax positions taken in 2013 and 2012.  Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2013 and 2012. The Company does not expect the total amount of unrecognized tax benefits to significantly increase or decrease in the next twelve months.  The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2010.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2013	2012	2011
Basic
Net income available to common shareholders	$19,765	$18,145	$15,517

Weighted average common shares outstanding	7,513,103	7,462,528	7,432,693

Basic earnings per common share	$2.63	$2.43	$2.09

Diluted
Net income available to common shareholders	$19,765	$18,145	$15,517

Weighted average common shares outstanding for basic earnings per common share	7,513,103	7,462,528	7,432,693

Add: Dilutive effects of assumed exercises of stock options and restricted stock units	33,949	11,972	4,741

Add: Dilutive effects of assumed exercise of stock warrant	38,390	69,800	40,768

Average shares and dilutive potential common shares	7,585,442	7,544,300	7,478,202

Diluted earnings per common share	$2.61	$2.41	$2.07

Stock options for 5,050, 239,225, and 378,950 shares of common stock were not considered in computing diluted earnings per common share for 2013, 2012 and 2011 because they were antidilutive.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2026.  Some of these leases are with members of the Bank’s Board of Directors or companies they control.  Expense for leased premises was $986, $947 and $839 for 2013, 2012 and 2011, respectively.  Minimum lease payments at December 31, 2013 for all non-cancelable leases were as follows:

2014	$984
2015	756
2016	508
2017	443
2018	227
Thereafter	887

Total minimum lease payments	$3,805

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2013		2012
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans (at market rates)	$7,509	$8,188	$6,115	$8,324
Unused lines of credit	-	392,719	-	340,919
Unused letters of credit	-	47,155	-	46,336

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered.  For the fixed rate commitments, the interest range was 3.25% to 5.50% in 2013 and 3.25% to 5.25% in 2012.

At December 31, 2013 and 2012, the Bank was required to have $11,643 and $10,997, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

The cost of the naming rights is being amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2009.  The Company recorded $300 in expense for these naming rights in 2013, 2012 and 2011, the year end balances for this asset was $3,543 and $2,986 at December 31, 2013 and 2012, respectively

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus.  The Bank committed $1,000 to the project, which has been named The Bank of Kentucky Field.  The cost of the naming rights is being amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008.  The Company recorded $40 in expense for these naming rights in 2013, 2012 and 2011, the year end balances for this asset was $787 and $827 at December 31, 2013 and 2012 respectively.

On November 8, 2012, the Bank entered into an agreement with Gateway Community and Technical College whereby the College granted to the Bank the naming rights for the new classroom and training center located in Boone County Kentucky.  The Bank committed $1,000 to the project, which will be named The Bank of Kentucky Classroom and Training Center. The cost of the naming rights will be amortized over a twenty year life commencing when the building is officially named, which is expected to take place in 2013.  The Company expects to record $50 in expense annually beginning with the dedication of the building.  The year-end balance for this asset was $643 and $334 at December 31, 2013 and 2012, respectively.

NOTE 15 - INTEREST RATE CONTRACTS

As a result of loans acquired through the Integra Bank transaction in the fourth quarter of 2010, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates.  Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement.  The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa.  The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer.  Since the swaps are structured to offset each other, changes in fair values, while recorded, have no material net earnings impact.  The notional amount of interest rate swaps at December 31, 2013 was $107,966 and $50,771 on December 31, 2012 with maturities ranging from one to ten years.  The current fair value of these swaps was $1,915 and $1,926 at December 31, 2013 and 2012, respectively, and is included in other assets and other liabilities for the value of each of the swaps.

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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies.  Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices.  Capital amounts and classifications are also subject to qualitative judgments by regulators.  Failure to meet capital requirements can initiate regulatory action.  Management believes as of December 31, 2013, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications:  well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.  If adequately capitalized, regulatory approval is required to accept brokered deposits.  If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required.  At year-end 2013 and 2012, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

There have been no subsequent conditions or events that management believes have changed the institution's category.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS (Continued)

The consolidated and Bank’s capital amounts and ratios, at December 31, 2013 and 2012 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2013
Total Capital to risk weighted assets
Consolidated	$206,520	13.37%	$123,573	8.00%	N/A	N/A
Bank	206,466	13.37%	123,523	8.00%	$154,403	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$174,214	11.28%	$61,786	4.00%	N/A	N/A
Bank	174,160	11.28%	61,761	4.00%	$92,642	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$174,214	9.61%	$72,506	4.00%	N/A	N/A
Bank	174,160	9.66%	72,150	4.00%	$90,188	5.00%

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012
Total Capital to risk weighted assets
Consolidated	$193,556	13.28%	$116,568	8.00%	N/A	N/A
Bank	192,681	13.22%	116,599	8.00%	$145,748	10.00%
Tier 1 (Core) Capital to risk weighted assets
Consolidated	$156,988	10.77%	$58,284	4.00%	N/A	N/A
Bank	156,113	10.71%	58,299	4.00%	$87,449	6.00%
Tier 1 (Core) Capital to average assets
Consolidated	$156,988	9.00%	$69,810	4.00%	N/A	N/A
Bank	156,113	8.98%	69,539	4.00%	$86,924	5.00%

The Company’s principal source of funds for dividend payments is dividends received from the Bank.  Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies.  Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above.  At December 31, 2013, the Bank could pay $27,917 without regulatory approval.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Impaired Loans:  At the time a loan is considered impaired, it is recorded at the lower of cost or fair value.  Impaired loans carried at fair value generally receive specific allocations of the allowance for loan losses.  For collateral dependent loans, fair value is commonly based on recent real estate appraisals.  These appraisals may utilize a single valuation approach or a combination of approaches including comparable sales and the income approach.  Adjustments are routinely made in the appraisal process by the independent appraisers to adjust for differences between the comparable sales and income data available.  Such adjustments are usually significant and typically result in a Level 3 classification of the inputs for determining fair value.  Non-real estate collateral may be valued using an appraisal, net book value per the borrower’s financial statements or aging reports, adjusted or discounted based on management’s historical knowledge, changes in market conditions from the time of the valuation and management’s expertise and knowledge of the client and client’s business, resulting in a Level 3 fair value classification. The standard discount on equipment, accounts receivable, and inventory is 50%.  Impaired loans are evaluated on a quarterly basis for additional impairment and adjusted accordingly.

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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$120,139	$-	$120,139	$-
U.S. government agency mortgage backed	220,059	-	220,059	-
Corporate	925	-	-	925
Derivatives	1,915	-	1,915	-

Total	$343,038	$	$342,113	$925

Liabilities
Derivatives	$1,915	$-	$1,915	$-

Total	$1,915	$-	$1,915	$-

		Fair Value Measurements at
		December 31, 2012 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$128,477	$-	$128,477	$-
U.S. government agency mortgage backed	184,907	-	184,907	-
Corporate	1,060	-	-	1,060
Derivatives	1,926	-	1,926	-

Total	$316,370	$-	$315,310	$1,060

Liabilities
Derivatives	$1,926	$-	$1,926	$-

Total	$1,926	$-	$1,926	$-

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

There were no transfers between Level 1 and Level 2 during 2013 or 2012.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the year ended December 31, 2013.

There were no changes in unrealized gains and losses recorded in earnings for the year ended December 31, 2013 for Level 3 assets and liabilities that are still held at December 31, 2013.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31 (in thousands):

Corporate Securities
	12/31/13	12/31/12

Balance of recurring Level 3 assets at January 1	$1,060	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	(135)	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at December 31	$925	$1,060

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$925	Discounted cash flow	Probability of default	0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$1,060	Discounted cash flow	Probability of default	0%

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,215	$-	$-	$2,215
Nonresidential real estate
Owner occupied properties	5,673	-	-	5,673
Non owner occupied properties	942	-	-	942
Residential real estate
Home equity lines of credit	218	-	-	218
Multifamily properties	1,245	-	-	1,245
Other	2,013	-	-	2,013
Construction	1,875	-	-	1,875
Other real estate owned
Residential	-	-	-	-
Non-Residential	2,772	-	-	2,772

Total	$16,953	$-	$-	$16,953

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $17,600 with a valuation allowance of $3,419, resulting in a decrease in provision for loan losses of $2,846 for 2013.  As of December 31, 2012, impaired loans had a gross carrying amount of $27,548, with a valuation allowance of $6,265, resulting in an decrease in provision for loan losses of $1,178.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $2,772, which is made up of the outstanding balance of $3,287, net of a valuation allowance of $515 at December 31, 2013 resulting in a write-down of $263, for the year ended December 31, 2013.  At December 31, 2012, other real estate owned had a net carrying amount of $3,079, made up of the outstanding balance of $3,728, net of a valuation allowance of $649, resulting in a write-down of $369 for the year ended December 31, 2012.

Values for collateral dependent loans and other real estate owned are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  The market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final fair value is based on a reconciliation of these three approaches.  Values for non real estate collateral, such as business equipment, are based on the licensed real estate appraisals valuation or the customer’s financial statements.  Values for the non real estate collateral use much higher discounts than does real estate collateral.  This is reflected in the high discount rate used on Commercial loans which have a much higher percentage of equipment collateral than other loan types have.

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

				Discount Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	(Avg discount)
Assets
Impaired Loans:
Commercial	$2,215	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-25%
				(11%)
Nonresidential real estate
Owner occupied properties	5,673	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-76%
				(17%)
Non owner occupied properties	942	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-66%
				(15%)
Residential real estate
Home equity lines of credit	218	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-26%
				(8%)
Multifamily properties	1,245	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6%
				(6%)

Other	2,013	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100%
				(36%)
Construction	1,875	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-16%
				(14%)
Other real estate owned
Residential	-	sales approach	Adjustment for comparable properties, market conditions	0-0%
				(0%)
Non-residential	2,772	sales approach	Adjustment for comparable properties, market conditions	0-0%
				(0%)

Total	$16,953

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2012 (in thousands):

				Discount Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	(Avg discount)
Assets
Impaired Loans:
Commercial	$546	Cost, sales, income approach	Adjustment for comparable propertiesor equipment, market conditions	0-100% (62%)
Nonresidential real estate
Owner occupied properties	6,346	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-80% (6%)
Non owner occupied properties	2,788	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-80% (10%)
Residential real estate
Home equity lines of credit	354	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (27%)
Multifamily properties	1,072	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0% (0%)
Other	4,541	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (10%)
Construction	2,657	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-80% (14%)
Other real estate owned
Residential	396	sales approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Non-residential	2,683	sales approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Total	$21,383

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2013 and December 31, 2012 are as follows (in thousands):

		Fair Value Measurements at December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$78,621	$78,621	$-	$-	$78,621
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	341,123	-	340,198	925	341,123
Securities held-to-maturity	77,010	-	76,457	-	76,457
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	3,214	-	3,214	-	3,214
Loans, net	1,233,339	-	-	1,236,112	1,236,112
Accrued interest receivable	4,123	-	1,420	2,703	4,123
Derivative assets	1,915	-	1,915	-	1,915
Financial liabilities
Deposits	$(1,587,585)	$(1,286,733)	$(302,701)	$-	$(1,589,434)
Short-term borrowings	(27,643)	-	(27,643)	-	(27,643)
Notes payable	(45,577)	-	(20,083)	(17,414)	(37,497)
Accrued interest payable	(693)	-	(680)	(13)	(693)
Standby letters of credit	(415)	-	-	(415)	(415)
Derivative liabilities	(1,915)	-	(1,915)	-	(1,915)

		Fair Value Measurements at
		December 31, 2012 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$151,832	$151,832	$-	$-	$151,832
Interest-bearing deposits with banks	250	250	-	-	250
Securities available-for-sale	314,444	-	313,384	1,060	314,444
Securities held-to-maturity	66,843	-	68,504	-	68,504
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	16,324	-	16,324	-	16,324
Loans, net	1,178,841	-	-	1,182,273	1,182,273
Accrued interest receivable	4,259	-	1,447	2,812	4,259
Derivative assets	1,926	-	1,926	-	1,926
Financial liabilities
Deposits	$(1,570,007)	$(1,210,925)	$(360,671)	$-	$(1,571,596)
Short-term borrowings	(41,408)	-	(41,408)	-	(41,408)
Notes payable	(48,721)	-	(22,392)	(17,192)	(39,584)
Accrued interest payable	(1,031)	-	(1,018)	(13)	(1,031)
Standby letters of credit	(271)	-	-	(271)	(271)
Derivative liabilities	(1,926)	-	(1,926)	-	(1,926)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
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
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS
December 31, 2013 and 2012

	2013	2012
Assets
Cash	$2,612	$1,541
Investment in bank subsidiary	199,084	187,565
Investment in unconsolidated trust	557	557
Other assets	717	617

	$202,970	$190,280
Liabilities and shareholders’ equity
Subordinated debentures and notes payable	$20,446	$18,557
Other liabilities	1,385	1,283
Total liabilities	21,831	19,840

Shareholders’ equity	181,139	170,440

	$202,970	$190,280

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011

Dividends from subsidiary	$3,200	$5,500	$19,500
Interest expense	(355)	(355)	(326)
Operating expenses	(631)	(381)	(405)
Tax benefit	328	224	185

Income before equity in undistributed income of the Bank	2,542	4,988	18,954

Equity in undistributed income (dividends in excess of earnings) of the Bank	17,223	13,157	(2,465)

Net income	$19,765	$18,145	$16,489

Preferred stock dividend and discount accretion	-	-	(972)

Net income available to common shareholders	$19,765	$18,145	$15,517

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF CASH FLOWS
Years ended December 31, 2013, 2012 and 2011

	2013	2012	2011
Cash flows from operating activities
Net income	$19,765	$18,145	$16,489
Adjustments to reconcile net income to net cash from operating activities
(Equity in undistributed income)/dividends in excess of earnings	(17,223)	(13,157)	2,465
Other changes	337	113	120
Net cash from operating activities	2,879	5,101	19,074

Cash flows from investing activities
Net cash from investing activities	-	-	-

Cash flows from financing activities
Advances on notes payable	2,000	-	-
Redemption of warrant	(2,151)	-	-
Redemption of preferred stock	-	-	(17,000)
Payments on notes payable	(111)	-	-
Dividends paid on common stock	(5,098)	(4,624)	(4,162)
Dividends paid on preferred stock	-	-	(869)
Exercise of stock options	3,552	841	15

Net cash from financing activities	(1,808)	(5,051)	(22,016)

Net change in cash	1,071	1,320	(2,942)

Cash at beginning of year	1,541	221	3,163

Cash at end of year	$2,612	$1,541	$221

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income(loss) components and related tax effects were as follows:

	2013	2012	2011
Unrealized holding gains on available-for-sale securities	$(8,368)	$1,136	$3,892
Reclassification adjustment for losses (gains) realized in income	(274)	(206)	(231)
Net unrealized gains (losses)	(8,642)	930	3,661
Tax effect	2,938	316	1,244

	$(5,704)	$614	$2,417

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at December 31, 2012	Current year change	Balance at December 31, 2013
Unrealized gains (losses) on securities available for sale	$3,927	$(5,704)	$(1,777)

	Balance at	Current	Balance at
	December 31,	year	December 31,
	2011	change	2012
Unrealized gains (losses) on securities available for sale	$3,313	$614	$3,927

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) December 31, 2013:

Reclassifications Out Of Accumulated Other Comprehensive Income

Details about Accumulated other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$274	Net securities gains
	(96)	Income tax expense
	$178	Net of tax

(Continued)

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2013, 2012 and 2011
(Dollar amounts in thousands, except per share amounts)

NOTE 20 - SELECTED QUARTERLY DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2013 and 2012.

	2013
			Net	Provision		Earnings Per
	Interest	Interest	Interest	for Loan		Common Share
	Income	Expense	Income	Losses	Net Income	Basic		Diluted
Quarter ended
March 31	$14,866	$1,283	$13,583	$2,000	$4,090	$	..55	$	..54
June 30	14,880	1,172	13,708	1,600	4,485		..60		..59
September 30	15,034	1,112	13,922	600	5,415		..72		..72
December 31	15,132	1,091	14,041	500	5,775		..76		..76

	2012
			Net	Provision		Earnings Per
	Interest	Interest	Interest	for Loan		Common Share
	Income	Expense	Income	Losses	Net Income	Basic		Diluted
Quarter ended
March 31	$15,688	$1,844	$13,844	$1,800	$4,515	$	..61	$	..60
June 30	15,661	1,614	14,047	1,700	4,424		..59		..59
September 30	15,433	1,471	13,962	2,200	4,196		..56		..56
December 31	15,742	1,410	14,332	1,300	5,010		..67		..66

Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013.  In making this assessment, management used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective at December 31, 2013 to ensure that information requiring disclosure be communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2013, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of The Bank of Kentucky Financial Corporation has prepared the consolidated financial statements in accordance with U.S. generally accepted accounting principles and is responsible for its accuracy. The financial statements necessarily include amounts that are based on management’s best estimates and judgments.

The Bank of Kentucky Financial Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of management, including The Bank of Kentucky Financial Corporation’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control – Integrated Framework established in 1992  issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our evaluation included a review of the documentation of controls, evaluations of the design of the internal control system, and tests of the effectiveness of internal controls.

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework established in 1992, management concluded that internal control over financial reporting was effective as of December 31, 2013. Management’s internal control over financial reporting as of December 31, 2013 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

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

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 11.  Executive Compensation

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

Item 14.  Principal Accountant Fees and Services

Information in response to this item is incorporated by reference from BKFC’s definitive Proxy Statement for the 2014 Annual Meeting of Shareholders.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements.  A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b)  Exhibits.  See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 7th day of March 2014.

THE BANK OF KENTUCKY FINANCIAL
CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below on March 7, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger
Martin J. Gerrety	Charles M. Berger
Treasurer and Assistant Secretary (principal financial officer and principal accounting officer)	Director

/s/ Robert W. Zapp	/s/ John S. Cain
Robert W. Zapp	John S. Cain
President, Chief Executive Officer and Director	Director
(principal executive officer)

/s/ Mary Sue Rudicill	/s/ John E. Miracle, D.M.D.
Mary Sue Rudicill	John E. Miracle, D.M.D.
Director	Director

/s/ Harry J. Humpert	/s/ Herbert H. Works
Harry J. Humpert	Herbert H. Works
Director	Director

/s/ Barry G. Kienzle	Ruth Seligman Doering
Barry G. Kienzle	Ruth Seligman-Doering
Director	Director

/s/ James C. Votruba
James C. Votruba
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

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan†(5)
10.2	The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan†(6)
10.3	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan†(7)
10.4	Amendment to the Bank of Kentucky, Inc. Executive Deferred Contribution Plan, dated November 17, 2010†(8)
10.5	The Bank of Kentucky, Inc. Executive Private Pension Plan†(7)
10.6	Amendment to the Bank of Kentucky, Inc. Executive Private Pension Plan, dated November 17, 2010†(8)
10.7	Amendment to the Bank of Kentucky, Inc. Group Insurance Endorsement Plan†(7)
10.8	Purchase Agreement among The Bank of Kentucky Financial Corporation, The Bank of Kentucky Capital Trust I and Trapeza CDO I, LLC, dated as of November 14, 2002(4)
10.9	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan Trust Agreement, dated November 17, 2010†(8)
10.10	The Bank of Kentucky Financial Corporation 2012 Stock Incentive Plan†(9)

21	Subsidiaries of The Bank of Kentucky Financial Corporation
23	Consent of Crowe Horwath LLP
31.1	Section 302 Certification of Robert W. Zapp, Chief Executive Officer
31.2	Section 302 Certification of Martin J. Gerrety, Treasurer and Assistant Secretary
32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

101.INS 101.SCH 101.CAL 101.LAB 101.PRE 101.DEF
XBRL Instance Document

XBRL Taxonomy Extension Schema Document

XBRL Taxonomy Extension Calculation Linkbase

XBRL Taxonomy Extension Label Linkbase

XBRL Taxonomy Extension Presentation Linkbase

XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to the Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 14, 2002 (000-25960).
(2)	Incorporated by reference to the Annual Report on Form 10-K, filed with the SEC on March 13, 2009(001-34214).
(3)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on September 24, 2008 (000-25960).
(4)	Incorporated by reference to the Form 8-K, filed with the SEC on December 9, 2002 (000-25960).
(5)	Incorporated by reference to the Form S-8, filed with the SEC on October 2, 1997(333-37011).
(6)	Incorporated by reference to the Form 8-K, filed with the SEC on April 25, 2007(000-25960).
(7)	Incorporated by reference to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004(000-25960).
(8)	Incorporated by reference to the Current Report on Form 8-K, filed with the SEC on November 23, 2010 (001-34214).
(9)	Incorporated by reference to the Definitive Proxy Statement, filed with the SEC on March 16, 2012 ( 001-34214).

† Denotes management contracts and compensatory plans or arrangements.

