Form 10-Q
period 2014-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2014-05-07
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2014

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

As of May 2, 2014, 7,662,170 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	March 31, 2014	December 31, 2013
Assets
Cash and cash equivalents	$89,102	$78,621
Interest-bearing deposits with banks	252	252
Available-for-sale securities	321,677	341,123
Held-to-maturity securities	74,804	77,010
Loans held for sale	6,248	3,214
Total loans	1,261,863	1,249,645
Less: Allowance for loan losses	16,349	16,306
Net loans	1,245,514	1,233,339
Premises and equipment, net	22,845	22,444
FHLB stock, at cost	4,850	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	1,714	1,848
Cash surrender value of life insurance	40,097	39,806
Accrued interest receivable and other assets	30,297	32,713
Total assets	$1,859,423	$1,857,492

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,584,076	$1,587,585
Short-term borrowings	29,220	27,643
Notes payable	45,515	45,577
Accrued interest payable and other liabilities	13,981	15,548
Total liabilities	1,672,792	1,676,353

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,649,493 (2014) and 7,619,999 (2013) shares issued	3,098	3,098
Additional paid-in capital	38,941	38,100
Retained earnings	144,957	141,718
Accumulated other comprehensive income (loss)	(365)	(1,777)
Total shareholders’ equity	186,631	181,139
Total liabilities and shareholders’ equity	$1,859,423	$1,857,492

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands, except per share data - unaudited)

	2014	2013
INTEREST INCOME
Loans, including related fees	$12,980	$13,284
Securities and other	1,949	1,582
Total interest income	14,929	14,866
INTEREST EXPENSE
Deposits	824	1,044
Borrowings	236	239
Total interest expense	1,060	1,283

Net interest income	13,869	13,583
Provision for loan losses	900	2,000
Net interest income after provision for loan losses	12,969	11,583

NON-INTEREST INCOME
Service charges and fees	2,434	2,131
Mortgage banking income	165	539
Net securities gains	-	274
Company owned life insurance earnings	290	269
Bankcard transaction revenue	999	957
Trust fee income	941	852
Other	753	840
Total non-interest income	5,582	5,862

NON-INTEREST EXPENSE
Salaries and benefits	5,873	5,913
Occupancy and equipment	1,435	1,306
Data processing	535	550
Advertising	374	343
Electronic banking processing fees	386	430
Outside service fees	244	266
State bank taxes	642	575
Amortization of intangible assets	133	159
FDIC insurance	554	295
Other	1,942	1,932
Total non-interest expense	12,118	11,769

INCOME BEFORE INCOME TAXES	6,433	5,676
Less: income taxes	1,815	1,586
NET INCOME	$4,618	$4,090
Net income per common share:
Earnings per share, basic	$0.60	$0.55
Earnings per share, diluted	$0.60	$0.54

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2014 AND 2013

(Dollars in thousands - unaudited)

	2014	2013
Net income	$4,618	$4,090
Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain/ (loss) arising during the period	2,130	(670)
Reclassification adjustment for losses (gains) included in net income	-	(274)
Tax effect	(718)	320
Total other comprehensive income (loss)	1,412	(624)
Comprehensive income	$6,030	$3,466

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2014	2013
Balance as of January 1	$181,139	$170,440

Net income	4,618	4,090
Change in net unrealized gain(loss), net of tax	1,412	(624)

Cash dividends paid on common stock	(1,379)	(1,272)
Exercise of stock options (29,494 and 12,540 shares), including tax benefit	735	278
Stock-based compensation expense	106	44
Balance as of March 31	$186,631	$172,956
Dividends per share	$0.18	$0.17

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 30, 2014 AND 2013

(Dollars in thousands - unaudited)

	2014	2013

Cash Flows from Operating Activities

Net income	$4,618	$4,090

Adjustments to reconcile net income to net cash From operating activities	(618)	4,819
Net cash from operating activities	4,000	8,909

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	2,836	1,138
Proceeds from paydowns and maturities of available-for-sale securities	20,991	27,903
Proceeds from retirement of FHLB stock	249	-
Purchases of held-to-maturity securities	(645)	(11,385)
Purchases of available-for-sale securities	-	(20,154)
Purchases of company owned life insurance	-	(5,000)
Net change in loans	(14,031)	5,144
Proceeds from the sale of other real estate	567	562
Proceeds from the sale of available-for-sale securities	-	5,230
Property and equipment expenditures	(848)	(445)
Net cash from investing activities	9,119	2,993

Cash Flows from Financing Activities

Net change in deposits	(3,509)	(11,074)
Net change in short-term borrowings	1,577	(13,099)
Proceeds from exercise of stock options	735	278
Cash dividends paid	(1,379)	(1,272)
Payments on note payable	(62)	(6)
Net cash from financing activities	(2,638)	(25,173)

Net change in cash and cash equivalents	10,481	(13,271)
Cash and cash equivalents at beginning of period	78,621	151,832
Cash and cash equivalents at end of period	$89,102	$138,561

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three months period. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants. For the three months ended March 31, 2014 and 2013, 0 and 51,129 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended March 31,
	2014	2013
Weighted average shares outstanding	7,640,872	7,478,901
Dilutive effects of assumed exercises of stock options and warrant	46,234	104,643
Shares used to compute diluted earnings per share	7,687,106	7,583,544

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

The Company recorded stock option expense of $5,000 (net of taxes) in the three months ended March 31, 2014, and $12,000 (net of taxes) in the three months ended March 31, 2013.

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

A summary of changes in the Company’s non-vested shares for the three months ended March 31, 2014 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at January 1, 2014	4,494	$26.25
Granted	8,274	35.16
Vested	-	-
Forfeited	-	-

Non-vested at March 31, 2014	12,768	$32.02

The Company recorded RSU expense of $101,000 for the three months ended March 31, 2014. As of March 31, 2014, there was $224,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a period of nine months.

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

Note 7–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
March 31, 2014
U.S. government, federal agencies and government sponsored enterprises	$110,402	$137	$(2,068)	$108,471
U.S. government residential mortgage-backed	210,913	2,860	(1,492)	212,281
Corporate	925	-	-	925

	$322,240	$2,997	$(3,560)	$321,677

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
U.S. Government, federal agencies and Government sponsored enterprises	$122,905	$142	$(2,908)	$120,139
U.S. Government mortgage-backed	219,986	2,408	(2,335)	220,059
Corporate	925	-	-	925

	$343,816	$2,550	$(5,243)	$341,123

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
March 31, 2014
Municipal and other obligations	$74,804	$1,190	$(1,301)	$74,693

December 31, 2013
Municipal and other obligations	$77,010	$1,085	$(1,638)	$76,457

The amortized cost and fair value of debt securities at March 31, 2014 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$7,219	$7,251	$3,816	$3,846
Due after one year through five years	41,036	40,390	36,370	36,940
Due after five years through ten years	58,274	56,878	29,403	28,692
Due after ten years	4,798	4,877	5,215	5,215
U.S. government agency mortgage-backed	210,913	212,281	-	-

	$322,240	$321,677	$74,804	$74,693

No securities were sold in the first three months of 2014. Proceeds on the sale of $5,230,000 of available-for-sale securities resulted in gains of $274,000 for the first three months of 2013.

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

As of March 31, 2014 and December 31, 2013, the Bank’s security portfolio consisted of 243 securities, 74 of which were in an unrealized loss position of $4,861,000 and 250 securities, 91 of which were in an unrealized loss position; totaling $6,881,000 respectively. There was no OTTI of securities at March 31, 2014 or December 31, 2013. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. At March 31, 2014, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

At March 31, 2014 and December 31, 2013, securities with a carrying value of $385,577 and $402,999 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2014
U.S. government, federal agencies and government sponsored enterprises	$80,235	$(1,725)	$6,039	$(343)	$86,274	$(2,068)
U.S government residential mortgage-backed	77,521	(1,418)	6,997	(74)	84,518	(1,492)
Total temporarily impaired	$157,756	$(3,143)	$13,036	$(417)	$170,792	$(3,560)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2014
Municipal & other obligations	$15,670	$(651)	$13,738	$(650)	$29,408	$(1,301)
Total temporarily impaired	$15,670	$(651)	$13,738	$(650)	$29,408	$(1,301)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
U.S. government, federal agencies and government sponsored enterprises	$94,641	$(2,522)	$5,996	$(386)	$100,637	$(2,908)
U.S Gov’t. mortgage-backed	116,709	(2,241)	7,530	(94)	124,239	(2,335)
Total temporarily impaired	$211,350	$(4,763)	$13,526	$(480)	$224,876	$(5,243)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Municipal & other obligations	$26,936	$(1,262)	$6,570	$(376)	$33,506	$(1,638)
Total temporarily impaired	$26,936	$(1,262)	$6,570	$(376)	$33,506	$(1,638)

Note 8 – Loans

Loan balances were as follows (in thousands):	March 31,	December 31,
	2014	2013

Commercial	$248,108	$241,794
Residential real estate	282,502	283,356
Nonresidential real estate	578,241	571,221
Construction	103,352	103,019
Consumer	14,986	15,806
Municipal obligations	36,200	36,058
Gross loans	1,263,389	1,251,254
Less: Deferred loan origination fees and discount	(1,526)	(1,609)
Allowance for loan losses	(16,349)	(16,306)

Net loans	$1,245,514	$1,233,339

The following tables present the activity in the allowance for loan losses for the three months ending March 31, 2014 and 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2014 (in thousands):

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
March 31, 2014
Allowance for loan losses
Beginning balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Provision for loan losses	274	404	170	3	51	(2)	900
Loans charged off	(44)	(714)	(83)	-	(122)	-	(963)
Recoveries	20	11	3	1	71	-	106

Total ending allowance balance	$3,497	$4,255	$6,592	$1,542	$373	$90	$16,349

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,880	$818	$809	$732	$-	$-	$4,239
Collectively evaluated for impairment	1,617	3,437	5,783	810	373	90	12,110

Total ending allowance balance	$3,497	$4,255	$6,592	$1,542	$373	$90	$16,349

Loans
Loans individually evaluated for impairment	$8,097	$7,477	$14,401	$2,534	$-	$-	$32,509
Loans collectively evaluated for impairment	240,011	275,025	563,840	100,818	14,986	36,200	1,230,880

Total ending loans balance	$248,108	$282,502	$578,241	$103,352	$14,986	$36,200	$1,263,389

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
March 31, 2013
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	433	222	(42)	1,382	(4)	9	2,000
Loans charged off	(228)	(420)	(1,012)	(209)	(255)	-	(2,124)
Recoveries	16	24	60	4	93	-	197
Total ending allowance balance	$2,937	$4,098	$5,997	$3,141	$418	$50	$16,641

			Non
		Residential	Residential			Municipal
	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
December 31, 2013
Ending allowance balance attributable to loans
Individually evaluated for impairment	$709	$1,085	$951	$674	$-	$-	$3,419
Collectively evaluated for impairment	2,538	3,469	5,551	864	373	92	12,887

	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Loans
Loans individually evaluated for impairment	$4,116	$8,179	$14,220	$2,549	$-	$-	$29,064
Loans collectively evaluated for impairment	237,678	275,177	557,001	100,470	15,806	36,058	1,222,190

Total ending loans balance	$241,794	$283,356	$571,221	$103,019	$15,806	$36,058	$1,251,254

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$1,102	$1,102	$-	$1,103	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1,293	943	-	951	-	-
Other	1,975	1,848	-	1,771	-	-

Nonresidential real estate
Owner occupied properties	1,541	1,541	-	1,287	-	-
Non owner occupied properties	3,659	3,609	-	3,716	-	-

Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	6,995	6,995	1,880	5,004	79	78

Residential real estate
Home equity lines of credit	339	339	186	356	3	3
Multifamily properties	1,485	1,485	238	1,485	20	20
Other	3,145	2,862	394	3,266	10	10

Nonresidential real estate
Owner occupied properties	9,051	7,295	692	6,914	2	2
Non owner occupied properties	2,582	1,956	117	2,395	34	30
Construction	2,815	2,534	732	2,542	25	22
Consumer	-	-	-	-	-	-

Total	$35,982	$32,509	$4,239	$30,790	$173	$165

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$175	$175	$-	$102	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	25	-	-
Multifamily properties	1,320	970	-	485	-	-
Other	2,386	2,108	-	1,894	-	-

Nonresidential real estate
Owner occupied properties	7,341	6,390	-	3,195	-	-
Non owner occupied properties	4,144	4,094	-	4,323	-	-

Construction	2,750	1,542	-	771	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	1,964	1,914	1,126	1,863	12	8

Residential real estate
Home equity lines of credit	816	616	172	591	3	3
Multifamily properties	-	-	-	660	0	0
Other	6,129	6,019	999	5,535	23	23

Nonresidential real estate
Owner occupied properties	2,195	2,194	58	5,192	2	2
Non owner occupied properties	5,126	4,585	449	4,960	41	38
Construction	3,443	3,328	1,133	4,241	36	36
Consumer	-	-	-	60	-	-

Total	$37,789	$33,935	$3,937	$33,897	$117	$110

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$1,104	$1,104	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,308	958	-
Other	1,949	1,694	-

Nonresidential real estate
Owner occupied properties	1,032	1,032	-
Non owner occupied properties	3,873	3,823	-

Construction	-	-	-
Consumer	-	-	-

With an allowance recorded
Commercial	3,012	3,012	709

Residential real estate
Home equity lines of credit	388	373	155
Multifamily properties	1,484	1,484	239
Other	3,776	3,670	691

Nonresidential real estate
Owner occupied properties	8,288	6,532	685
Non owner occupied properties	3,439	2,833	266
Construction	2,830	2,549	674
Consumer	-	-	-

Total	$32,483	$29,064	$3,419

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2014 and December 31, 2013 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
March 31, 2014
Commercial	$12	$-	$327	$247,769	$248,108
Residential real estate
Home equity lines of credit	352	-	386	97,709	98,447
Multifamily properties	224	-	-	70,790	71,014
Other residential real estate	2,572	-	5,030	105,439	113,041

Nonresidential real estate
Owner occupied properties	1,370	-	6,977	289,529	297,876
Non owner occupied properties	48	-	2,298	278,019	280,365
Construction	-	-	509	102,843	103,352

Consumer
Credit card balances	44	11	-	6,800	6,855
Other consumer	10	1	4	8,116	8,131

Municipal obligations	-	-	-	36,200	36,200

Total	$4,632	$12	$15,531	$1,243,214	$1,263,389

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2013
Commercial	$100	$-	$385	$241,309	$241,794
Residential real estate
Home equity lines of credit	550	-	622	97,786	98,958
Multifamily properties	-	-	-	67,964	67,964
Other residential real estate	3,693	-	4,738	108,003	116,434

Nonresidential real estate
Owner occupied properties	838	-	6,583	294,389	301,810
Non owner occupied properties	608	-	2,573	266,230	269,411
Construction	-	-	510	102,509	103,019

Consumer
Credit card balances	16	20	-	7,103	7,139
Other consumer	9	1	6	8,651	8,667

Municipal obligations	-	-	-	36,058	36,058

Total	$5,814	$21	$15,417	$1,230,002	$1,251,254

Troubled Debt Restructurings (dollars in thousands):

The Company allocated $1,661 and $879 of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2014 and March 31, 2013, respectively. Troubled debt restructurings totaled $20,529 and $17,765 as of March 31, 2014 and March 31, 2013, respectively. The Company had not committed to lend additional amounts as of March 31, 2014 and March 31, 2013 to customers with outstanding loans that were classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2014 and 2013 (dollars in thousands):

	2014			2013
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	7	$3,500	$3,500	2	$148	$148

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	1	970	970
Other residential real estate	-	-	-	-	-	-
Nonresidential real estate			-
Owner occupied properties	3	433	433	-	-	-
Non owner occupied properties	1	137	137	2	1,201	1,193
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	11	$4,070	$4,070	5	$2,319	$2,311

The eleven restructured notes added during the first quarter of 2014 for $4,070 were added as performing troubled debt restructured loans. The five restructured note added in the first quarter 2013 for a total of $2,319 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $756 and $29, which resulted in charge-offs of $0 and $730 during the first quarter ending March 31, 2014 and 2013 respectively.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the first quarter ending March 31, 2014.

(dollars in thousands)

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	2	$163
Residential real estate
Home equity lines of credit	-	-
Multifamily properties	-	-
Other residential real estate	1	491
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	3	584
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	6	$1,238

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the first quarter ending March 31, 2013.

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

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $0, which resulted in charge-offs of $0 and $553 during the first quarter ending March 31, 2014 and 2013 respectively.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
March 31, 2014
Commercial	$224,972	$13,059	$10,077	$-	$-	$248,108
Residential real estate
Home equity lines of credit	12,453	888	2,050	-	83,056	98,447
Multifamily properties	69,529	-	1,485	-	-	71,014
Other residential real estate	24,510	3,688	7,983	-	76,860	113,041

Nonresidential real estate
Owner occupied properties	266,707	8,904	22,265	-	-	297,876
Non owner occupied properties	267,771	4,564	8,030	-	-	280,365
Construction	98,102	2,264	2,986	-	-	103,352

Consumer
Credit card balances	-	-	-	-	6,855	6,855
Other consumer	-	-	3	-	8,128	8,131
Municipal obligations	36,200	-	-	-	-	36,200

Total	$1,000,244	$33,367	$54,879	$-	$174,899	$1,263,389

(1) Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2013
Commercial	$226,021	$4,736	$11,037	$-	$-	$241,794
Residential real estate
Home equity lines of credit	11,775	1,721	1,582	-	83,880	98,958
Multifamily properties	65,521	-	2,443	-	-	67,964
Other residential real estate	24,697	4,594	8,606	-	78,537	116,434

Nonresidential real estate
Owner occupied properties	271,281	9,058	21,471	-	-	301,810
Non owner occupied properties	256,328	5,216	7,867	-	-	269,411
Construction	97,738	2,264	3,017	-	-	103,019

Consumer
Credit card balances	-	-	-	-	7,139	7,139
Other consumer	-	-	4	-	8,663	8,667
Municipal obligations	36,058	-	-	-	-	36,058

Total	$989,419	$27,589	$56,027	$-	$178,219	$1,251,254

(1) Not rated loans represent the homogenous pools risk category.

Note 9 –Fair Value:

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		March 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$108,471	$-	$108,471	$-
U.S. government agency mortgage backed	212,281	-	212,281	-
Corporate	925	-	-	925
Derivatives	1,940	-	1,940	-
Total	$323,617	$-	$322,692	$925

Liabilities
Derivatives	$1,940	$-	$1,940	$-
Total	$1,940	$-	$1,940	$-

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$120,139	$-	$120,139	$-
U.S. government agency mortgage backed	220,059	-	220,059	-
Corporate	925	-	-	925
Derivatives	1,915	-	1,915	-

Total	$343,038	$	$342,113	$925

Liabilities
Derivatives	$1,915	$-	$1,915	$-

Total	$1,915	$-	$1,915	$-

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2014.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2014 for Level 3 assets and liabilities that are still held at March 31, 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 (in thousands):

Corporate Securities
Three months ended Three months ended
	March 31, 2014	March 31, 2013

Balance of recurring Level 3 assets at January 1	$925	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	65
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at March 31	$925	$995

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2014 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$4,972	$-	$-	$4,972
Nonresidential real estate
Owner occupied properties	6,437	-	-	6,437
Non owner occupied properties	221	-	-	221
Residential real estate
Home equity lines of credit	153	-	-	153
Multifamily properties	1,247	-	-	1,247
Other	1,541	-	-	1,541
Construction	1,802	-	-	1,802
Other real estate owned
Residential	-	-	-	-
Non-Residential	2,565	-	-	2,565

Total	$18,938	$-	$-	$18,938

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,215	$-	$-	$2,215
Nonresidential real estate
Owner occupied properties	5,673	-	-	5,673
Non owner occupied properties	942	-	-	942
Residential real estate
Home equity lines of credit	218	-	-	218
Multifamily properties	1,245	-	-	1,245
Other	2,013	-	-	2,013
Construction	1,875	-	-	1,875
Other real estate owned
Residential	-	-	-	-
Non-Residential	2,772	-	-	2,772

Total	$16,953	$-	$-	$16,953

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $20,612 with a valuation allowance of $4,239, resulting in an increase in provision for loan losses of $762 in the first quarter ending March 31, 2014. As of December 31, 2013, impaired loans had a gross carrying amount of $17,600, with a valuation allowance of $3,419, resulting in a decrease in provision for loan losses of $2,846.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $2,565, which is made up of the outstanding balance of $3,119, net of a valuation allowance of $554 at March 31, 2014, resulting in a write-down of $86, for the quarter ended March 31, 2014. At December 31, 2013, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $2,772, which is made up of the outstanding balance of $3,287, net of a valuation allowance of $515, resulting in a write-down of $263 for the year ended December 31, 2013.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2014 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$4,972	Cost, sales, income approach	Adjustment for comparable properties or equipment, market conditions	15-100% (56%)

Nonresidential real estate
Owner occupied properties	6,437	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-80% (17%)
Non owner occupied properties	221	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-36% (11%)

Residential real estate
Home equity lines of credit	153	Cost, sales, income approach	Adjustment for comparable properties, market conditions	21% (21%)
Multifamily properties	1,247	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6% (6%)

Other	1,541	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (17%)
Construction	1,802	Cost, sales, income approach	Adjustment for comparable properties, market conditions	11-100% (22%)
Other real estate owned
Non-residential	2,565	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Total	$18,938

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:				%
Commercial	2,215	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-25% (11%)
Nonresidential real estate
Owner occupied properties	5,673	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-76% (17%)
Non owner occupied properties	942	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-66% (15%)
Residential real estate
Home equity lines of credit	218	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-26% (8%)
Multifamily properties	1,245	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6% (6%)
Other	2,013	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (36%)
Construction	1,875	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-16% (14%)
Other real estate owned
Residential	-	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Non-residential	2,772	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Total	$16,953

The carrying amounts and estimated fair values of financial instruments at March 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements at
		March 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$89,102	$89,102	$-	$-	$89,102
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	321,677	-	320,752	925	321,677
Securities held-to-maturity	74,804	-	74,693	-	74,693
Federal Home Loan Bank stock	4,850	N/A	N/A	N/A	N/A
Loans held for sale	6,248	-	6,248	-	6,248
Loans, net	1,245,514	-	-	1,251,027	1,251,027
Accrued interest receivable	4,195	-	1,438	2,757	4,195
Derivative assets	1,940	-	1,940	-	1,940
Financial liabilities
Deposits	$(1,584,076)	$(1,284,043)	$(301,001)	$-	$(1,585,044)
Short-term borrowings	(29,220)	-	(29,220)	-	(29,220)
Notes payable	(45,515)	-	(20,003)	(17,653)	(37,656)
Accrued interest payable	(615)	-	(603)	(12)	(615)
Standby letters of credit	(308)	-	-	(308)	(308)
Derivative liabilities	(1,940)	-	(1,940)	-	(1,940)

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$78,621	$78,621	$-	$-	$78,621
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	341,123	-	340,198	925	341,123
Securities held-to-maturity	77,010	-	76,457	-	76,457
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	3,214	-	3,214	-	3,214
Loans, net	1,233,339	-	-	1,236,112	1,236,112
Accrued interest receivable	4,123	-	1,420	2,703	4,123
Derivative assets	1,915	-	1,915	-	1,915
Financial liabilities
Deposits	$(1,587,585)	$(1,286,733)	$(302,701)	$-	$(1,589,434)
Short-term borrowings	(27,643)	-	(27,643)	-	(27,643)
Notes payable	(45,577)	-	(20,083)	(17,414)	(37,497)
Accrued interest payable	(693)	-	(680)	(13)	(693)
Standby letters of credit	(415)	-	-	(415)	(415)
Derivative liabilities	(1,915)	-	(1,915)	-	(1,915)

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

Note 10- Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2014:

Reclassifications Out Of Accumulated Other Comprehensive Income

Details about Accumulated other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$-	Net securities gains
	-	Income tax expense
	$-	Net of tax

There were no reclassifications out of accumulated other comprehensive income for the three months ended March 31, 2014

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three months ended March 31, 2013:

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2013.

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

Generally, the Bank orders a new or updated appraisal on real estate properties which are subject to an impairment review. Upon completion of the impairment review, loan reserves are increased as warranted. Charge-offs, if necessary, are generally recognized in a period after the reserves were established. Adjustments to new or updated appraisal values are not typically done, but in those cases when an adjustment is necessary, it is documented with supporting information and typically results in an adjustment to decrease the property’s value because of additional information obtained concerning the property after the appraisal or an update has been received by the Bank. If a new or updated appraisal is not available at the time of a loan’s impairment review, the Bank typically applies a discount to the value of an old appraisal to reflect the property’s current estimated value if there is believed to be deterioration in either (i) the physical or economic aspects of the subject property or (ii) any market conditions. Updated valuations on one to four family residential properties with small to moderate values are generally accomplished by obtaining an evaluation or appraisal. Generally, an “as is” value is utilized in most of the Bank’s real estate based impairment analyses. However, under certain limited circumstances, an “as stabilized” valuation may be utilized, provided that the “as stabilized” value is tied to a well-justified action plan to bring the real estate project to a stabilized occupancy under a reasonable period of time.

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

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent four years. These loss ratios are calculated from a migration analysis of the charge offs over this period, but excludes the ratios from the most recent twelve months period as they are not appropriately seasoned. The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the higher of the two loss ratio’s currently used in the allowance calculation. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are consistent within each of the portfolio segments, which have been identified as: commercial, residential real estate, nonresidential real estate, construction, consumer and municipal obligations.

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

OVERVIEW

Economic Overview

The first quarter ended March 31, 2014 saw the pace of growth slow both nationally and in the geographic markets where we operate, as adverse winter weather conditions impacted economic output.  The United States’ gross domestic product (GDP) was impacted by weakness in the housing market and a drop in consumer spending.

Overall economic growth continued to expand as the labor market improved, represented by the 533,000 non-farm jobs produced in the first quarter.   The decline in the unemployment rate stabilized during the quarter.  However, the percent of eligible workforce employed remains well below historical averages.

2014 First Quarter Performance Overview

The Company completed the first quarter of 2014 with an 11% increase in diluted earnings per share. The results reflect overall improving credit metrics, net interest income growth and contained non-interest expense, which was partially offset by lower non-interest income. The 11% increase in diluted earnings per share for the first quarter of 2014 compared with the same period in 2013 was the result of a $1,100,000 (55%) reduction in the provision for loan losses, and $286,000 (2%) growth in net interest income, which were partially offset by a $349,000 (3%) increase in non-interest expense and a $280,000 (5%) decrease in non-interest income compared with the same period in 2013. The reduction in the provision for loan losses was accompanied by lower levels of charge-offs and lower levels of adversely classified loans from the previous year. The growth in net interest income is a result of loan growth, which has increased $74,121,000 or 6% from March 31, 2013. The decrease in non-interest income was the result of a $274,000 decrease in gains on the sale of securities and $374,000 decrease in gains on the sale of real estate loans. The decrease in gains on the sale of real estate was the result of lower refinancing volume due to slightly higher long term rates compared to 2013.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at March 31, 2014 were $1,859,423,000 compared with $1,857,492,000 at December 31, 2013, an increase of $1,931,000. Loans outstanding increased $12,218,000 from $1,249,645,000 at December 31, 2013 to $1,261,863,000 at March 31, 2014. Available-for-sale securities decreased $19,446,000 (6%) from $341,123,000 at December 31, 2013 to $321,677,000 at March 31, 2014.

As Table 1 illustrates, the increase in the loan portfolio in 2014 was the result of an increases in commercial real estate loans of $7,020,000 (1%) and commercial loans of $6,314,000 (3%). Management expects a steady, although slow, increase in loan demand in 2014, mirroring the current economic conditions as discussed above. The Bank intends to continue to make loans that meet its longstanding prudent lending standards.

Deposits decreased $3,509,000 to $1,584,076,000 at March 31, 2014, compared to $1,587,585,000 at December 31, 2013. The largest decrease in deposits came from money market deposits which decreased $8,560,000 (4%), which was partially offset with a $8,039,000 (5%) increase in savings deposits.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	March 31,2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$578,241	45.8%	$571,221	45.7%
One- to four-family residential real estate loans	282,502	22.4	283,356	22.6
Commercial loans	248,108	19.6	241,794	19.3
Consumer loans	14,986	1.1	15,806	1.3

Construction and land development loans	103,352	8.2	103,019	8.2
Municipal obligations	36,200	2.9	36,058	2.9
Total loans	$1,263,389	100.0%	$1,251,254	100.0%
Less:
Deferred loan fees	1,526		1,609
Allowance for loan losses	16,349		16,306
Net loans	$1,245,514		$1,233,339
Type of Deposit:
Non-interest bearing deposits	352,003	22.2%	359,201	22.6%
Interest bearing transaction deposits	565,394	35.7	560,365	35.3
Money market deposits	206,685	13.0	215,245	13.6
Savings deposits	159,959	10.1	151,920	9.6
Certificates of deposits	246,258	15.5	245,350	15.5
Individual retirement accounts	53,777	3.4	55,504	3.4
Total deposits	$1,584,076	100.0%	$1,587,585	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2014 was $4,618,000 ($.60 diluted earnings per share) as compared to $4,090,000 ($.54 diluted earnings per share) during the same period of 2013, an increase of $528,000 (13%). The primary reason for the increase in net income from the first quarter of 2013 compared with the first quarter of 2014 was a $1,100,000 (55%) decrease in the provision for loan losses, which was reflective of lower charge-offs and lower levels of non-performing loans compared with the first quarter of 2013. Also, contributing to the increase in net income from the first quarter of 2013 to the first quarter of 2014 was a $286,000 (2%) increase in net interest income, which was offset by a $280,000 decrease in non-interest income and an $349,000 increase in non-interest expense. The decrease in non-interest income included a decrease in net securities gains of $274,000 and a decrease in mortgage banking income of $374,000 (69%), which were partially offset by increases in trust fee income of $89,000 (10%) and service charges on deposits of $303,000 (14%). The increase in non-interest expense included a $259,000 (88%) increase in FDIC insurance expense.

NET INTEREST INCOME

Net interest income increased $286,000 in the first quarter of 2014 as compared to the same period in 2013. As illustrated in Table 2 below, the net interest margin of 3.39% for the first quarter of 2014 was one basis point less than the 3.40% net interest margin for the first quarter of 2013. The cost of interest-bearing liabilities decreased six basis points from .39% for the first quarter of 2013 to .33% in the first quarter of 2014, while the yield on earning assets decreased six basis points from 3.71% for the first quarter of 2013 to 3.65% for the first quarter of 2014.

The increase in net interest income was the result of higher levels of earning assets and a higher yielding mix of earning assets in the first quarter of 2014 as compared to the first quarter of 2013. As illustrated in Table 2, average interest earning assets increased $40,316,000 or 2% from the first quarter of 2013 to the first quarter of 2014. The mix of earning assets also improved as average loan balances increased $60,895,000 or 5% which had a yield of 4.24%, while other interest-earning assets with a yield of .91% decreased $56,256,000 or 7% from the first quarter of 2013. Table 3 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $826,000, which was offset with a negative rate variance of $510,000. As further illustrated in Table 3, the favorable volume variance was driven by the increase in interest income attributable to loans of $672,000. As the negative rate variance in the first quarter of 2014 shows, if rates were to continue to fall in 2014, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2014 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	(.28)%
Increase 100 bp	(.29)
Decrease 100 bp	(3.70)

Tables 2 set forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are daily averages for the Bank and include non-accruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2014 and 2013 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2014			Three Months ended March 31, 2013
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,255,552	$13,123	4.24%	$1,194,657	$13,396	4.55%
Securities (2)	412,047	2,074	2.04	376,370	1,679	1.81
Other interest-earning assets	29,854	67	0.91	86,110	96	0.45

Total interest-earning assets	1,697,453	15,264	3.65	1,657,137	15,171	3.71

Non-interest-earning assets	158,850			154,538
Total assets	$1,856,303			$1,811,675

Interest-bearing liabilities:
Transaction accounts	947,221	386	0.17	892,609	399	0.18
Time deposits	298,020	438	0.60	351,751	645	0.74
Borrowings	73,529	236	1.30	75,375	239	1.29
Total interest-bearing liabilities	1,318,770	1,060	0.33	1,319,735	1,283	0.39

Non-interest-bearing liabilities	353,648			320,242

Total liabilities	1,672,418			1,639,977

Shareholders’ equity	183,885			171,698

Total liabilities and shareholders’ equity	$1,856,303			$1,811,675

Net interest income		$14,204			$13,888
Interest rate spread			3.32%			3.32%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.39%			3.40%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.07%			0.08%
Average interest-earning assets to interest-bearing liabilities	128.71%			125.57%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2014 and 2013, respectively. The tax equivalent adjustment was $335,000 and $305,000 in 2014 and 2013, respectively

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2014 Compared to Three months ended March 31, 2013
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$672	$(945)	$(273)

Securities	170	225	395
Other interest-earning assets(1)	(89)	60	(29)

Total interest-earning assets	753	(660)	93

Interest expense attributable to:
Transactions accounts	24	(37)	(13)
Time deposits	(91)	(116)	(207)
Borrowings	(6)	3	(3)

Total interest-bearing liabilities	(73)	(150)	(223)

Increase (decrease) in net interest income	$826	$(510)	$316

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

While the economic conditions continue to be challenging, the provision for loan losses reflected the improving economy. While still above historical levels, the credit metrics showed significant improvement in 2014 compared with 2013. Management believes that loan growth experienced in 2014 is consistent with the slowly improving economic conditions, and management anticipates growing demand for loans in the coming quarters.

Provision for loan losses decreased $1,100,000 in the first quarter of 2014 as compared to the same period in 2013. The decrease in the provision for loan losses in the first quarter of 2014 reflected significantly lower levels of charged-off loans in the first quarter of 2014 versus the first quarter of 2013. For the first quarter of 2014, net charge-offs were $857,000 or .27% of average loan balances compared to 2013 figures of $1,927,000 or .66% of average loan balances. The first quarter of 2014 saw stable levels of non-performing loans compared with December 31, 2013. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $15,543,000 (1.23% of loans outstanding) at March 31, 2014, compared to $15,438,000 (1.24% of loans outstanding) at December 31, 2013. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses of $900,000 in the first quarter of 2014 was $400,000 higher than the provision in the fourth quarter of 2013. Net charge-offs on a sequential basis increased slightly from $826,000 (.27% of loans) in the fourth quarter of 2013 to $857,000 (.27% of loans) in the first quarter of 2014. The fourth quarter provision was lower as a result of release of certain specific reserves on impaired loans during the quarter.

The provision for loan losses by portfolio segment for the first quarter of 2014, included in Note 9 of the financial statements, included the effects of added specific reserves in the commercial portfolio, compared with the fourth quarter of 2013 which were partially offset by the effects of lower levels of specific reserves in the commercial compared to the same period.

The aggregate amounts of the Bank’s classified assets at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014	December 31, 2013
	(Dollars in thousands)
Special mention (risk rating 6)	$33,367	$27,589
Substandard (risk rating 7 & 8)	54,879	56,027
Doubtful (risk rating 9)	0	0

Total classified assets	$88,246	$83,616

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $21,100,000 at March 31, 2014 versus $20,743,000 at December 31, 2013. This represents 1.14% of total assets at March 31, 2014 compared to 1.12% at December 31, 2013. Both non-performing loans, as discussed above, and OREO balances increased slightly from December 31, 2013 to the first quarter of 2014. OREO balances increased $252,000 (5%) from $5,305,000 at December 31, 2013 to $5,557,000 at March 31, 2014. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due. Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $11,825,000 at March 31, 2014 as compared to $8,816,000 at December 31, 2013. Total nonperforming TDRs were $8,704,000 at March 31, 2014 as compared to $8,246,000 at December 31, 2013. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The ALL was relatively stable as the impact of higher levels of specific loan reserves and adversely classified loans was offset by lower historic loss ratios. Management believes this is directionally consistent in the first three months of 2014 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2013. The ALL increased $43,000 from $16,306,000 at December 31, 2013 to $16,349,000 at March 31, 2014. The increase in the ALL relatively matched the increase in loans outstanding in the first three months of 2014 and as the result the allowance for loan losses as a percentage of total loans remained stable at 1.30% at December 31, 2013 and at March 31, 2014. The amount of the allowance allocated to impaired loans at the end of the first quarter of 2014 was $4,239,000, which was up $820,000 from $3,419,000 at December 31, 2013. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2013 to March 31, 2014. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2014	2013
Balance of allowance at beginning of period	$16,306	$16,568
Recoveries of loans previously charged off:
Commercial loans	20	91
Consumer loans	71	104
Mortgage loans	15	2
Total recoveries	106	197
Loans charged off:
Commercial loans	44	1,411
Consumer loans	122	275
Mortgage loans	797	438
Total charge-offs	963	2,124
Net charge-offs	(857)	(1,927)
Provision for loan losses	900	2,000
Balance of allowance at end of period	$16,349	$16,641
Net charge-offs to average loans outstanding for period
	0.27%	.66%
Allowance at end of period to loans at end of period
	1.30%	1.40%
Allowance to non-performing loans at end of period
	105%	76%

Table 5 - Analysis of non-performing loans for the periods indicated (in thousands)

	March 31, 2014	December 31, 2013

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$9,275	$9,156
Residential real estate	5,416	5,360
Construction	509	510
Commercial	327	385
Consumer and other	4	6
Total	15,531	15,417
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	-	-
Construction	-	-
Commercial	-	-
Consumer and other loans	12	21
Total	12	21
Total non-performing loans	$15,543	$15,438
Non-performing loans as a percentage of total loans	1.23%	1.24%

Other real estate owned	$5,557	$5,305

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$11,825	$8,816
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	8,704	8,246
Total troubled debt restructured loans	$20,529	$17,062

The amount of gross interest income that would have been recorded for nonaccrual loans in the first quarter of 2014 if loans had been current in accordance with their original terms was $173,000 and $201,000 in the first quarter of 2013.

Loans detailed on the credit quality table and the non-performing loan table are the indicators of potential problem loans and there are no other known problems beyond what is disclosed in these tables.

NON-INTEREST INCOME

Table 6-Major components of non-interest income (in thousands)

	Three Months ended March 31,
Non-interest income:	2014	2013

Service charges and fees	$2,434	$2,131
Net securities gains	-	274
Mortgage banking income	165	539
Trust fee income	941	852
Bankcard transaction revenue	999	957
Company owned life insurance earnings	290	269
Gain/(loss) on other real estate owned	(81)	(4)
Other	834	844

Total non-interest income	$5,582	$5,862

As illustrated in Table 6, total non-interest income decreased $280,000 (5%) for the first three months of 2014, from $5,862,000 at March 31, 2013 to $5,582,000 at March 31, 2014. Contributing to the decrease in non-interest income was a $374,000 (69%) decrease in mortgage banking income and a $274,000 (100%) decrease in net securities gains, which were partially offset by a $303,000 (14%) increase in service charges and fees. The decrease in mortgage banking income was the result of lower refinancing volume due to slightly higher long term rates compared with 2013. In the first quarter of 2013, the Bank also took advantage of the low interest rate environment to sell approximately $5,230,000 of available-for-sale mortgage backed securities for a $274,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the economic recession.

NON-INTEREST EXPENSE

Table 7-Major components of non-interest expense (in thousands)

	Three Months ended March 31,
Non-interest expense:	2014	2013

Salaries and benefits	$5,873	$5,913
Occupancy and equipment	1,435	1,306
Data processing	535	550
Advertising	374	343
Electronic banking	386	430
Outside servicing fees	244	266
State bank taxes	642	575
Other real estate owned and loan collection	342	334
Amortization of intangible assets	133	159
FDIC insurance	554	295
Other	1,600	1,598

Total non-interest expense	$12,118	$11,769

As illustrated in Table 7 above, non-interest expense increased to $12,118,000 in the first three months of 2014 from $11,769,000 in the same period of 2013, an increase of $349,000 (3%). The largest increase in non-interest expense was FDIC insurance expense (up $259,000 or 88% from March 31, 2013. The increase in FDIC insurance was the result of an insurance rate increase for the Bank.

INCOME TAX EXPENSE

During the first quarter of 2014, income tax expense increased $229,000 (14%) from $1,586,000 in the first quarter of 2013 to $1,815,000 in the same period of 2014 as a result of higher earnings. For the first quarter of 2014, the effective tax rate increased to 28.21% compared to 27.94% for the same period of 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have increased $10,481,000, from $78,621,000 at December 31, 2013 to $89,102,000 at March 31, 2014.

The Company’s total shareholders’ equity increased $5,492,000 from $181,139,000 at December 31, 2013 to $186,631,000 at March 31, 2014. In the first three months of 2014, the Company paid a cash dividend of $.18 per share totaling $1,379,000 to common shareholders. The change in the shareholders’ equity in 2014 included a $1,412,000 increase in accumulated other comprehensive income, which was the result of the increase in the market value of the available-for-sale securities. The market value of these securities increased as a result of the decrease in long term interest rates since December 31, 2013. The after tax market value of these securities changed from an unrealized loss at December 31, 2013 of $1,777,000 to an unrealized loss of $365,000 at March 31, 2014.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the other notes payable and for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At March 31, 2014, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $52,389,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At March 31, 2014, the Bank's leverage and total risk-based capital ratios were 9.82% and 13.38%, respectively, which exceed the well-capitalized thresholds.

As described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2013, in July 2013, U.S. federal banking authorities approved final capital rules that revise risk-based and leverage capital requirements that will apply to BKFC and the Bank once fully implemented.

Based on our current capital composition and levels, we believe that we would be in compliance with the requirements as set forth in the Final Capital Rules if they were presently in effect.

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2013. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2013.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2013. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2013. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2014, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 1A.              Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013.

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

The Bank of Kentucky Financial Corporation

Date:	May 7, 2014	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	May 7, 2014	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)