Form 10-Q
period 2014-06-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2014-08-07
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended June 30, 2014

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

As of August 4, 2014, 7,672,162 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	June 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$74,447	$78,621
Interest-bearing deposits with banks	252	252
Available-for-sale securities	324,454	341,123
Held-to-maturity securities	75,738	77,010
Loans held for sale	4,437	3,214
Total loans	1,272,152	1,249,645
Less: Allowance for loan losses	16,334	16,306
Net loans	1,255,818	1,233,339
Premises and equipment, net	22,704	22,444
FHLB stock, at cost	4,850	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	1,597	1,848
Cash surrender value of life insurance	40,373	39,806
Accrued interest receivable and other assets	31,094	32,713
Total assets	$1,857,787	$1,857,492

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,572,819	$1,587,585
Short-term borrowings	21,012	27,643
Notes payable	55,451	45,577
Accrued interest payable and other liabilities	16,242	15,548
Total liabilities	1,665,524	1,676,353

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,671,045 (2014) and 7,619,999 (2013) shares issued	3,098	3,098
Additional paid-in capital	39,522	38,100
Retained earnings	148,642	141,718
Accumulated other comprehensive income (loss)	1,001	(1,777)
Total shareholders’ equity	192,263	181,139
Total liabilities and shareholders’ equity	$1,857,787	$1,857,492

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands, except per share data - unaudited)

	Three Months		Six Months
	Ended June 30		Ended June 30
	2014	2013	2014	2013
INTEREST INCOME
Loans, including related fees	$13,209	$13,274	$26,189	$26,558
Securities and other	1,891	1,606	3,840	3,188
Total interest income	15,100	14,880	30,029	29,746
INTEREST EXPENSE
Deposits	869	934	1,693	1,978
Borrowings	250	238	486	477
Total interest expense	1,119	1,172	2,179	2,455

Net interest income	13,981	13,708	27,850	27,291
Provision for loan losses	1,000	1,600	1,900	3,600
Net interest income after provision for loan losses	12,981	12,108	25,950	23,691

NON-INTEREST INCOME
Service charges and fees	2,496	2,581	4,930	4,712
Mortgage banking income	248	672	413	1,211
Net securities gains	305	-	305	274
Company owned life insurance earnings	277	303	567	572
Bankcard transaction revenue	1,105	1,044	2,104	2,001
Trust fee income	984	850	1,925	1,702
Other	879	390	1,632	1,230
Total non-interest income	6,294	5,840	11,876	11,702

NON-INTEREST EXPENSE
Salaries and benefits	6,026	5,988	11,899	11,901
Occupancy and equipment	1,404	1,315	2,839	2,621
Data processing	520	537	1,055	1,087
Advertising	327	324	701	667
Electronic banking processing fees	402	407	788	837
Outside service fees	254	286	498	552
State bank taxes	642	615	1,284	1,190
Amortization of intangible assets	117	157	250	316
FDIC insurance	595	335	1,149	630
Other	1,861	1,701	3,803	3,633
Total non-interest expense	12,148	11,665	24,266	23,434

INCOME BEFORE INCOME TAXES	7,127	6,283	13,560	11,959
Less: income taxes	2,062	1,798	3,877	3,384
NET INCOME	$5,065	$4,485	$9,683	$8,575
Net income per common share:
Earnings per share, basic	$0.66	$0.60	$1.27	$1.15
Earnings per share, diluted	$0.66	$0.59	$1.26	$1.13

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND SIX MONTHS ENDED JUNE 30 2014 AND 2013

(Dollars in thousands - unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Net income	$5,065	$4,485	$9,683	$8,575

Other comprehensive income (loss):
Unrealized gains/(losses) on securities
Unrealized holding gain/ (loss) arising during the period	2,409	(6,434)	4,539	(7,120)
Reclassification adjustment for losses (gains) included in net income	(305)		(305)	(274)
Tax effect	(738)	2,252	(1,456)	2,588

Total other comprehensive income (loss)	1,366	(4,182)	2,778	(4,806)

Comprehensive income	$6,431	$303	$12,461	$3,769

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND SIX MONTHS ENDED JUNE 30

(Dollars in thousands, except per share data -unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013

Beginning balance	$186,631	$172,956	$181,139	$170,440

Net income	5,065	4,485	9,683	8,575
Change in net unrealized gain(loss), net of tax	1,366	(4,182)	2,778	(4,806)

Cash dividends paid on common stock	(1,381)	(1,275)	(2,760)	(2,547)
Stock activity under stock based compensation plans (shares for three months ended 2014 and 2013, 21,552 and 15,238 and for the six months ended 2014 and 2013, 51,046 and 27,778), including tax benefit	427	218	1,163	496

Warrants repurchased		(2,151)		(2,151)
Stock-based compensation expense	155	178	260	221
Balance as of June 30	$192,263	$170,229	$192,263	$170,229
Dividends per share	$0.18	$0.17	$0.36	$0.34

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED JUNE 30, 2014 AND 2013

(Dollars in thousands - unaudited)

	2014	2013

Cash Flows from Operating Activities

Net income	$9,683	$8,575

Adjustments to reconcile net income to net cash From operating activities	3,740	14,233
Net cash from operating activities	13,423	22,808

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	4,528	3,593
Proceeds from paydowns and maturities of available-for-sale securities	47,236	51,600
Proceeds from retirement of FHLB stock	249	-
Purchases of held-to-maturity securities	(3,285)	(14,640)
Purchases of available-for-sale securities	(32,823)	(58,149)
Purchases of company owned life insurance	-	(5,000)
Net change in loans	(26,965)	4,305
Proceeds from the sale of other real estate	2,726	2,091
Proceeds from the sale of available-for-sale securities	5,028	5,230
Property and equipment expenditures	(1,171)	(862)
Net cash from investing activities	(4,477)	(11,832)

Cash Flows from Financing Activities

Net change in deposits	(14,766)	(65,178)
Net change in short-term borrowings	(6,631)	(14,474)
Proceeds from exercise of stock options	1,163	496
Cash dividends paid	(2,760)	(2,547)
Repurchase of warrants	-	(2,151)
Proceeds from note payable	10,000	2,000
Payments on note payable	(126)	(13)
Net cash from financing activities	(13,120)	(81,867)

Net change in cash and cash equivalents	(4,174)	(70,891)
Cash and cash equivalents at beginning of period	78,621	151,832
Cash and cash equivalents at end of period	$74,447	$80,941

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and six month periods. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants. For the three months and six months ended June 30, 2014 and 2013, 0 and 376,072 options were not considered, as they were not dilutive, and for the six months ended June 30, 2014 and 2013, 0 and 428,916 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Weighted average shares outstanding	7,662,927	7,491,619	7,651,900	7,485,260
Dilutive effects of assumed exercises of stock options and warrant	39,304	72,502	43,121	89,983
Shares used to compute diluted earnings per share	7,702,231	7,564,121	7,695,021	7,575,243

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

The Company recorded stock option expense of $5,000 (net of taxes) and $10,000 (net of taxes) in the three and six months ended June 30, 2014 respectively, and $13,000 (net of taxes) and $25,000 (net of taxes) in the three and six months ended June 30, 2013 respectively.

Restricted Stock Units (RSUs)

The specific terms of each RSU award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at issue date. The fair value of the stock was determined using the total number of RSUs granted multiplied by the grant date fair market value of a share of company stock. Certain service based RSUs vest after one year and performance based RSUs vest after three years based on achievement of certain targets.

A summary of changes in the Company’s non-vested shares for the three and six months ended June 30, 2014 is as follows:

Three months ended June 30, 2014 Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at April 1, 2014	12,768	$32.02
Granted	10,820	35.90
Vested	4,494	26.25
Forfeited	800	34.69

Non-vested at June 30, 2014	18,294	$35.56

		Weighted-Average
Six months ended June 30, 2014		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at January 1, 2014	4,494	$26.25
Granted	19,094	35.58
Vested	4,494	26.25
Forfeited	800	34.69

Non-vested at June 30, 2014	18,294	$35.56

The Company recorded RSU expense of $149,000 and $250,000 for the three and six months ended June 30, 2014 respectively. As of June 30, 2014, there was $475,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a period of 10 months.

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

Note 7 – New Accounting Pronouncements:

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. Management is evaluating the impact of adopting this new accounting standard on our financial statements.

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

	Amortized	Gross Unrealized	Gross Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
June 30, 2014
U.S. government, federal agencies and government sponsored enterprises	$94,122	$223	$(1,431)	$92,914
U.S. government residential mortgage-backed	227,866	3,473	(724)	230,615
Corporate	925	-	-	925

	$322,913	$3,696	$(2,155)	$324,454

	Amortized	Gross Unrealized	Gross Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2013
U.S. Government, federal agencies and Government sponsored enterprises	$122,905	$142	$(2,908)	$120,139
U.S. Government mortgage-backed	219,986	2,408	(2,335)	220,059
Corporate	925	-	-	925

	$343,816	$2,550	$(5,243)	$341,123

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
June 30, 2014
Municipal and other obligations	$75,738	$1,252	$(970)	$76,020

December 31, 2013
Municipal and other obligations	$77,010	$1,085	$(1,638)	$76,457

The amortized cost and fair value of debt securities at June 30, 2014 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$7,182	$7,210	$5,145	$5,187
Due after one year through five years	39,400	38,600	36,479	37,089
Due after five years through ten years	44,276	43,329	28,899	28,529
Due after ten years	4,189	4,700	5,215	5,215
U.S. government agency mortgage-backed	227,866	230,615	-	-

	$322,913	$324,454	$75,738	$76,020

Proceeds on the sale of $5,028,000 and $5,230,000 of available-for-sale securities resulted in gains of $305,000 and $274,000 for the first six months of 2014 and 2013, respectively. No securities were sold in the first quarter of 2014. No securities were sold in the second quarter of 2013. No securities were sold with losses in the first quarter of 2013.

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

As of June 30, 2014 and December 31, 2013, the Bank’s security portfolio consisted of 226 securities, 65 of which were in an unrealized loss position of $3,125,000 and 250 securities, 91 of which were in an unrealized loss position; totaling $6,881,000 respectively. There was no OTTI of securities at June 30, 2014. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. At June 30, 2014, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support

At June 30, 2014 and December 31, 2013, securities with a carrying value of $381,348 and $402,999 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at June 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2014
U.S. government, federal agencies and government sponsored enterprises	$5,213	$(95)	$54,599	$(1,336)	$59,812	$(1,431)
U.S government residential mortgage-backed	23,350	(110)	39,548	(614)	62,898	(724)
Total temporarily impaired	$28,563	$(205)	$94,147	$(1,950)	$122,710	$(2,155)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
June 30, 2014
Municipal & other obligations	$6,313	$(123)	$23,679	$(847)	$29,992	$(970)
Total temporarily impaired	$6,313	$(123)	$23,679	$(847)	$29,992	$(970)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
U.S. government, federal agencies and government sponsored enterprises	$94,641	$(2,522)	$5,996	$(386)	$100,637	$(2,908)
U.S Gov’t. mortgage-backed	116,709	(2,241)	7,530	(94)	124,239	(2,335)
Total temporarily impaired	$211,350	$(4,763)	$13,526	$(480)	$224,876	$(5,243)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Municipal & other obligations	$26,936	$(1,262)	$6,570	$(376)	$33,506	$(1,638)
Total temporarily impaired	$26,936	$(1,262)	$6,570	$(376)	$33,506	$(1,638)

Note 9 - Loans

Loan balances were as follows (in thousands):

	June 30, 2014	December 31, 2013
Commercial	$258,570	$241,794
Residential real estate	281,046	283,356
Nonresidential real estate	578,852	571,221
Construction	103,077	103,019
Consumer	15,817	15,806
Municipal obligations	36,235	36,058
Gross loans	1,273,597	1,251,254
Less: Deferred loan origination fees and discount	(1,445)	(1,609)
Allowance for loan losses	(16,334)	(16,306)

Net loans	$1,255,818	$1,233,339

The following tables present the activity in the allowance for loan losses for the three months ending June 30, 2014 and 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 (in thousands):

			Non
		Residential	Residential			Municipal
June 30, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,497	$4,255	$6,592	$1,542	$373	$90	$16,349
Provision for loan losses	473	192	(161)	428	35	33	1,000
Loans charged off	(504)	(425)	(116)	-	(97)	-	(1,142)
Recoveries	3	65	4	-	55	-	127

Total ending allowance balance	$3,469	$4,087	$6,319	$1,970	$366	$123	$16,334

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,680	$371	$865	$803	$-	$-	$3,719
Collectively evaluated for impairment	1,789	3,716	5,454	1,167	366	123	12,615

Total ending allowance balance	$3,469	$4,087	$6,319	$1,970	$366	$123	$16,334

Loans
Loans individually evaluated for impairment	$7,694	$6,658	$11,814	$2,604	$-	$-	$28,770
Loans collectively evaluated for impairment	250,876	274,388	567,038	100,473	15,817	36,235	1,244,827

Total ending loans balance	$258,570	$281,046	$578,852	$103,077	$15,817	$36,235	$1,273,597

			Non
		Residential	Residential			Municipal
June 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,937	$4,098	$5,997	$3,141	$418	$50	$16,641
Provision for loan losses	(26)	1,223	1,527	(1,300)	164	12	1,600
Loans charged off	(349)	(1,127)	(247)	(25)	(186)	-	(1,934)
Recoveries	21	20	3	245	54	-	343
Total ending allowance balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650

The following tables present the activity in the allowance for loan losses for the six months ending June 30, 2014 and 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of June 30, 2014 and December 31, 2013 (in thousands):

			Non
		Residential	Residential			Municipal
June 30, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Provision for loan losses	747	596	9	431	86	31	1,900
Loans charged off	(548)	(1,139)	(199)	-	(219)	-	(2,105)
Recoveries	23	76	7	1	126	-	233

Total ending allowance balance	$3,469	$4,087	$6,319	$1,970	$366	$123	$16,334

			Non
		Residential	Residential			Municipal
June 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	407	1,445	1,485	82	160	21	3,600
Loans charged off	(577)	(1547)	(1,259)	(234)	(441)	-	(4,058)
Recoveries	37	44	63	249	147	-	540
Total ending allowance balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650

			Non
		Residential	Residential			Municipal
December 31, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$709	$1,085	$951	$674	$-	$-	$3,419
Collectively evaluated for impairment	2,538	3,469	5,551	864	373	92	12,887

	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Loans
Loans individually evaluated for impairment	$4,116	$8,179	$14,220	$2,549	$-	$-	$29,064
Loans collectively evaluated for impairment	237,678	275,177	557,001	100,470	15,806	36,058	1,222,190

Total ending loans balance	$241,794	$283,356	$571,221	$103,019	$15,806	$36,058	$1,251,254

The following table presents individually impaired loans by class of loans as of and for the three months ended June 30, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$35	$35	$-	$569	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1,279	929	-	936	-	-
Other	1,830	1,766	-	1,807	-	-

Nonresidential real estate
Owner occupied properties	784	784	-	1,163	-	-
Non owner occupied properties	2,803	2,753	-	3,181	-	-

Construction	788	507	-	254	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	8,159	7,659	1,680	7,327	56	46

Residential real estate
Home equity lines of credit	678	678	30	509	-	-
Multifamily properties	1,484	1,484	92	1,484	21	21
Other	2,005	1,801	249	2,331	9	7

Nonresidential real estate
Owner occupied properties	8,048	6,420	844	6,857	4	4
Non owner occupied properties	2,478	1,857	21	1,907	23	23
Construction	2,097	2,097	803	2,315	27	25
Consumer	-	-	-	-	-	-

Total	$32,468	$28,770	$3,719	$30,640	$140	$126

The following table presents individually impaired loans by class of loans as of and for the three months ended June 30, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$170	$170	$-	$173	$-	$-

Residential real estate
Home equity lines of credit	50	34	-	17	-	-
Multifamily properties	-	-	-	485	-	-
Other	2,595	2,232	-	2,170	-	-

Nonresidential real estate
Owner occupied properties	379	379	-	3,385	-	-
Non owner occupied properties	4,791	4,559	-	4,326	-	-

Construction	-	-	-	771	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	2,528	2,528	900	2,221	22	20

Residential real estate
Home equity lines of credit	339	339	155	478	3	3
Multifamily properties	1,320	970	3	485	8	8
Other	5,019	4,630	520	5,324	18	16

Nonresidential real estate
Owner occupied properties	10,133	9,149	1,415	5,671	9	6
Non owner occupied properties	3,114	2,594	207	3,589	34	30
Construction	3,275	2,957	1,161	3,143	29	12
Consumer	-	-	-	-	-	-

Total	$33,713	$30,541	$4,361	$32,238	$123	$95

The following table presents individually impaired loans by class of loans as of and for the six months ended June 30, 2014 (in thousands):

	Average	Interest
	Recorded	Income	Interest
	Investment	Recognized	Received

With no related allowance recorded
Commercial	$836	$-	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	943	-	-
Other	1,789	-	-
Nonresidential real estate
Owner occupied properties	1,225	-	-
Non owner occupied properties	3,449	-	-

Construction	126	-	-
Consumer	-	-	-

With an allowance recorded
Commercial	6,165	135	124

Residential real estate
Home equity lines of credit	432	3	3
Multifamily properties	1,485	41	41
Other	2,798	19	17
Nonresidential real estate
Owner occupied properties	6,885	6	6
Non owner occupied properties	2,151	57	53
Construction	2,429	52	47
Consumer	-	-	-

Total	$30,713	$313	$291

The following table presents individually impaired loans by class of loans as of and for the six months ended June 30, 2013 (in thousands):

	Average	Interest
	Recorded	Income	Interest
	Investment	Recognized	Received

With no related allowance recorded
Commercial	$137	$-	$-
Residential real estate
Home equity lines of credit	21	-	-
Multifamily properties	485	-	-
Other	2,032	-	-
Nonresidential real estate
Owner occupied properties	3,290	-	-
Non owner occupied properties	4,325	-	-
Construction	771	-	-
With an allowance recorded
Commercial	2,042	34	28
Residential real estate
Home equity lines of credit	534	6	6
Multifamily properties	573	8	8
Other	5,430	41	39
Nonresidential real estate
Owner occupied properties	5,431	11	8
Non owner occupied properties	4,274	75	68
Construction	3,692	65	48
Consumer	30	-	-
Total	$33,067	$240	$205

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$1,104	$1,104	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,308	958	-
Other	1,949	1,694	-

Nonresidential real estate
Owner occupied properties	1,032	1,032	-
Non owner occupied properties	3,873	3,823	-

Construction	-	-	-
Consumer	-	-	-

With an allowance recorded
Commercial	3,012	3,012	709

Residential real estate
Home equity lines of credit	388	373	155
Multifamily properties	1,484	1,484	239
Other	3,776	3,670	691

Nonresidential real estate
Owner occupied properties	8,288	6,532	685
Non owner occupied properties	3,439	2,833	266
Construction	2,830	2,549	674
Consumer	-	-	-

Total	$32,483	$29,064	$3,419

The following table presents the aging of the recorded investment in past due loans by class of loans as of June 30, 2014 and December 31, 2013 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
June 30, 2014
Commercial	$16	$-	$3,168	$255,386	$258,570
Residential real estate
Home equity lines of credit	512	-	1,027	97,302	98,841
Multifamily properties	1,485	-	-	75,392	76,877
Other residential real estate	222	-	3,853	101,253	105,328

Nonresidential real estate
Owner occupied properties	818	-	6,448	261,452	268,718
Non owner occupied properties	292	-	2,370	307,472	310,134
Construction	105	-	508	102,464	103,077

Consumer
Credit card balances	14	24	-	7,082	7,120
Other consumer	3	-	10	8,684	8,697

Municipal obligations	-	-	-	36,235	36,235

Total	$3,467	$24	$17,384	$1,252,722	$1,273,597

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2013
Commercial	$100	$-	$385	$241,309	$241,794
Residential real estate
Home equity lines of credit	550	-	622	97,786	98,958
Multifamily properties	-	-	-	67,964	67,964
Other residential real estate	3,693	-	4,738	108,003	116,434

Nonresidential real estate
Owner occupied properties	838	-	6,583	294,389	301,810
Non owner occupied properties	608	-	2,573	266,230	269,411
Construction	-	-	510	102,509	103,019

Consumer
Credit card balances	16	20	-	7,103	7,139
Other consumer	9	1	6	8,651	8,667

Municipal obligations	-	-	-	36,058	36,058

Total	$5,814	$21	$15,417	$1,230,002	$1,251,254

Troubled Debt Restructurings (dollars in thousands):

The Company allocated $1,506 and $1,791 of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of June 30, 2014 and June 30, 2013, respectively. Troubled debt restructurings totaled $19,242 and $16,272 as of June 30, 2014 and June 30, 2013, respectively. The Company had not committed to lend additional amounts as of June 30, 2014 and June 30, 2013 to customers with outstanding loans that were classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended June 2014 and 2013 (dollars in thousands):

	2014			2013
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	-	$-	$-	2	$171	$171

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-
Other residential real estate	-	-	-	1	491	491
Nonresidential real estate			-
Owner occupied properties	-	-	-	-	-	-
Non owner occupied properties		-	-	1	137	137
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	-	$-	$-	4	$799	$799

There were no restructured notes added during the second quarter of 2014. The four restructured notes added in the second quarter 2013 for a total of $799 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above did not have an effect on the allowance for loan losses and resulted in no charge-offs during the second quarter ending June 30, 2014 and June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during six months ended June 30, 2014 and 2013 (dollars in thousands):

	2014			2013
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	7	$3,500	$3,500	2	$171	$171

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	1	970	970
Other residential real estate	-	-	-	1	491	491
Nonresidential real estate
Owner occupied properties	3	433	433	-	-	-
Non owner occupied properties	1	137	137	2	970	950
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	11	$4,070	$4,070	6	$2,602	$2,582

The eleven restructured notes added during the first six months of 2014 for $4,070 were added as performing troubled debt restructured loans. The six restructured notes added in the first six months of 2013 for a total of $2,582 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $794 and resulted in charge-offs of $500 during the six months ending June 30, 2014 and increased the allowance for loan losses by $17 and resulted in charge-off’s of $350 for the six months ending June 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the second quarter ending June 30, 2014 (dollars in thousands):

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	4	$2,417
Residential real estate
Home equity lines of credit	-	-
Multifamily properties	-	-
Other residential real estate	1	491
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	-	-
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	5	$3,417

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2014 (dollars in thousands):

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	6	$3,076
Residential real estate
Home equity lines of credit
Multifamily properties	-	-
Other residential real estate	1	491
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	3	507
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	10	$4,074

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and resulted in charge-offs of $500 during the second quarter and six months ending June 30, 2014

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the second quarter ending June 30, 2013 (dollars in thousands):

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	1	$148
Residential real estate
Home equity lines of credit	-	-
Multifamily properties	-	-
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	3	584
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	4	$732

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the six months ending June 30, 2013 (dollars in thousands):

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

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $,1,152 and resulted in charge-offs of $0 during the second quarter ending June 30,2013 and $553 for the six months ending June 30, 2013.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
June 30, 2014
Commercial	$236,280	$12,177	$10,113	$-	$-	$258,570
Residential real estate
Home equity lines of credit	12,483	207	2,737	-	83,414	98,841
Multifamily properties	75,392	-	1,485	-	-	76,877
Other residential real estate	20,174	2,466	8,020	-	74,668	105,328

Nonresidential real estate
Owner occupied properties	239,286	8,524	20,908	-	-	268,718
Non owner occupied properties	300,033	4,098	6,003	-	-	310,134
Construction	97,774	-	5,303	-	-	103,077

Consumer
Credit card balances	-	-	-	-	7,120	7,120
Other consumer	-	-	10	-	8,687	8,697
Municipal obligations	36,235	-	-	-	-	36,235

Total	$1,017,657	$27,472	$54,579	$-	$173,889	$1,273,597

(1) Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2013
Commercial	$226,021	$4,736	$11,037	$-	$-	$241,794
Residential real estate
Home equity lines of credit	11,775	1,721	1,582	-	83,880	98,958
Multifamily properties	65,521	-	2,443	-	-	67,964
Other residential real estate	24,697	4,594	8,606	-	78,537	116,434

Nonresidential real estate
Owner occupied properties	271,281	9,058	21,471	-	-	301,810
Non owner occupied properties	256,328	5,216	7,867	-	-	269,411
Construction	97,738	2,264	3,017	-	-	103,019

Consumer
Credit card balances	-	-	-	-	7,139	7,139
Other consumer	-	-	4	-	8,663	8,667
Municipal obligations	36,058	-	-	-	-	36,058

Total	$989,419	$27,589	$56,027	$-	$178,219	$1,251,254

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		June 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$92,914	$-	$92,914	$-
U.S. government agency mortgage backed	230,615	-	230,615	-
Corporate	925	-	-	925
Derivatives	2,535	-	2,535	-
Total	$326,989	$-	$326,064	$925

Liabilities
Derivatives	$2,535	$-	$2,535	$-
Total	$2,535	$-	$2,535	$-

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$120,139	$-	$120,139	$-
U.S. government agency mortgage backed	220,059	-	220,059	-
Corporate	925	-	-	925
Derivatives	1,915	-	1,915	-

Total	$343,038	$	$342,113	$925

Liabilities
Derivatives	$1,915	$-	$1,915	$-

Total	$1,915	$-	$1,915	$-

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended June 30, 2014.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended June 30, 2014 for Level 3 assets and liabilities that are still held at June 30, 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the six months ended June 30 (in thousands):

Corporate Securities

	Six months ended	Six months ended
	June 30, 2014	June 30, 2013

Balance of recurring Level 3 assets at January 1	$925	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	65
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at June 30	$925	$995

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2014 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		June 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	June 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,353	$-	$-	$2,353
Nonresidential real estate
Owner occupied properties	5,256	-	-	5,256
Non owner occupied properties	230	-	-	230
Residential real estate
Home equity lines of credit	648	-	-	648
Multifamily properties	-	-	-	-
Other	582	-	-	582
Construction	-	-	-	-
Other real estate owned
Residential	90	-	-	90
Non-Residential	735	-	-	735

Total	$9,894	$-	$-	$9,894

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,215	$-	$-	$2,215
Nonresidential real estate
Owner occupied properties	5,673	-	-	5,673
Non owner occupied properties	942	-	-	942
Residential real estate
Home equity lines of credit	218	-	-	218
Multifamily properties	1,245	-	-	1,245
Other	2,013	-	-	2,013
Construction	1,875	-	-	1,875
Other real estate owned
Residential	-	-	-	-
Non-Residential	2,772	-	-	2,772

Total	$16,953	$-	$-	$16,953

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $10,756 with a valuation allowance of $1,687, resulting in a decrease in the provision for loan losses of $1,732 in the first half of 2014 and a $2,031 decrease in the provision for loan losses in the second quarter of 2014. As of December 31, 2013, impaired loans had a gross carrying amount of $17,600, with a valuation allowance of $3,419, resulting in a decrease in the provision for loan losses of $2,846.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $825, which is made up of the outstanding balance of $1,090, net of a valuation allowance of $265 at June 30, 2014, resulting in a write-down of $86, for the quarter ended June 30, 2014. At December 31, 2013, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $2,772, which is made up of the outstanding balance of $3,287, net of a valuation allowance of $515, resulting in a write-down of $263 for the year ended December 31, 2013.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at June 30, 2014 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$2,353	Cost, sales, income approach	Adjustment for comparable properties or equipment, market conditions	0-85% (43%)

Nonresidential real estate
Owner occupied properties	5,256	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-81% (14%)
Non owner occupied properties	230	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-36% (14%)

Residential real estate
Home equity lines of credit	648	Cost, sales, income approach	Adjustment for comparable properties, market conditions	11% (11%)
Multifamily properties	-	Cost, sales, income approach	Adjustment for comparable properties, market conditions	- -

Other	582	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-16% (10%)
Construction	-	Cost, sales, income approach	Adjustment for comparable properties, market conditions	- -
Other real estate owned Residential	90	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Non-residential	735	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Total	$9,894

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$2,215	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-25% (11%)

Nonresidential real estate
Owner occupied properties	5,673	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-76% (17%)
Non owner occupied properties	942	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-66% (15%)

Residential real estate
Home equity lines of credit	218	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-26% (8%)
Multifamily properties	1,245	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6% (6%)

Other	2,013	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (36%)
Construction	1,875	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-16% (14%)

Other real estate owned Residential	-	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)
Non-residential	2,772	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-0% (0%)

Total	$16,953

The carrying amounts and estimated fair values of financial instruments at June 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements at
		June 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$74,447	$74,447	$-	$-	$74,447
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	324,454	-	323,529	925	324,454
Securities held-to-maturity	75,738	-	76,020	-	76,020
Federal Home Loan Bank stock	4,850	N/A	N/A	N/A	N/A
Loans held for sale	4,437	-	4,437	-	4,437
Loans, net	1,255,818	-	-	1,261,176	1,261,176
Accrued interest receivable	4,009	-	1,268	2,741	4,009
Derivative assets	2,535	-	2,535	-	2,535
Financial liabilities
Deposits	$(1,572,819)	$(1,273,795)	$(300,289)	$-	$(1,574,084)
Short-term borrowings	(21,012)	-	(21,012)	-	(21,012)
Notes payable	(55,451)	-	(31,515)	(17,873)	(49,388)
Accrued interest payable	(656)	-	(644)	(12)	(656)
Standby letters of credit	(228)	-	-	(228)	(228)
Derivative liabilities	(2,535)	-	(2,535)	-	(2,535)

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$78,621	$78,621	$-	$-	$78,621
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	341,123	-	340,198	925	341,123
Securities held-to-maturity	77,010	-	76,457	-	76,457
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	3,214	-	3,214	-	3,214
Loans, net	1,233,339	-	-	1,236,112	1,236,112
Accrued interest receivable	4,123	-	1,420	2,703	4,123
Derivative assets	1,915	-	1,915	-	1,915
Financial liabilities
Deposits	$(1,587,585)	$(1,286,733)	$(302,701)	$-	$(1,589,434)
Short-term borrowings	(27,643)	-	(27,643)	-	(27,643)
Notes payable	(45,577)	-	(20,083)	(17,414)	(37,497)
Accrued interest payable	(693)	-	(680)	(13)	(693)
Standby letters of credit	(415)	-	-	(415)	(415)
Derivative liabilities	(1,915)	-	(1,915)	-	(1,915)

The methods and assumptions, not previously presented, used to estimate fair values are described as follows:

Cash and cash equivalents: The carrying amounts of cash and cash equivalents approximate fair values and are classified as Level 1.

Interest-bearing deposits with banks: The carrying amount of interest-bearing deposits equivalents approximate fair value and are classified as Level 1.

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

Note 11- Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income for the three and six months ended June 30, 2014:

Reclassifications Out Of Accumulated Other Comprehensive Income

Details about Accumulated other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$305	Net securities gains
	(107)	Income tax expense
	$198	Net of tax

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

There were no reclassifications out of accumulated other comprehensive income for the three months ended June 30, 2013.

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

OVERVIEW

Economic Overview

The second quarter ended June 30, 2014 saw the pace of growth increase both nationally and in the geographic markets where we operate following the adverse winter weather conditions which impacted economic output to start the year .  The United States’ gross domestic product (GDP) was impacted by an increase in both consumer and corporate spending.

Overall economic growth continued to expand as the labor market improved, represented by the 816,000 non-farm jobs produced in the second quarter.   The decline in the unemployment rate continued during the quarter.  However, the percent of eligible workforce employed remains well below historical averages.

2014 Second Quarter and Six Month Performance Overview

The results of the second quarter and first six months of 2014 reflect effects of increased loan growth, overall improving credit metrics, net interest income growth and contained non-interest expense. The Company completed the second quarter and first six months of 2014 with an 12% increase in diluted earnings per share for both the quarter and first six months. The 12% increase in diluted earnings per share for the second quarter of 2014 compared with the same period in 2013 was the result of a $600,000 (38%) reduction in the provision for loan losses, $273,000 (2%) growth in net interest income, and a $454,000 (8%) growth in non-interest income, which were partially offset by a $483,000 (4%) increase in non-interest expense compared with the same period in 2013. The reduction in the provision for loan losses was accompanied by lower levels of charge-offs and lower levels of classified loans from the previous year. The growth in net interest income is a result of loan growth, which has increased $86,703,000 or 7% from June 30, 2013. The increase in non-interest income included a $305,000 gain on the sale of securities.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at June 30, 2014 were $1,857,787,000 compared with $1,857,492,000 at December 31, 2013, an increase of $295,000. Loans outstanding increased $22,507,000 from $1,249,645,000 at December 31, 2013 to $1,272,152,000 at June 30, 2014. Available-for-sale securities decreased $16,669,000 (5%) from $341,123,000 at December 31, 2013 to $324,454,000 at June 30, 2014.

As Table 1 illustrates, the increase in the loan portfolio in 2014 was the result of an increase in commercial real estate loans of $7,631,000 (1%) and commercial loans of $16,776,000 (7%). Management expects a steady increase in loan demand in 2014, mirroring the current economic conditions as discussed above. The Bank intends to continue to make loans that meet its longstanding prudent lending standards.

Deposits decreased $14,766,000 to $1,572,819,000 at June 30, 2014, compared to $1,587,585,000 at December 31, 2013. The largest decrease in deposits came from money market deposits which decreased $18,275,000 (9%), which was partially offset with an $11,198,000 (3%) increase in non-interest bearing deposits.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	June 30,2014		December 31, 2013
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$578,852	45.5%	$571,221	45.7%

One- to four-family residential real estate loans	281,046	22.1	283,356	22.6
Commercial loans	258,570	20.3	241,794	19.3
Consumer loans	15,817	1.2	15,806	1.3

Construction and land development loans	103,077	8.1	103,019	8.2
Municipal obligations	36,235	2.8	36,058	2.9
Total loans	$1,273,597	100.0%	$1,251,254	100.0%
Less:
Deferred loan fees	1,445		1,609
Allowance for loan losses	16,334		16,306
Net loans	$1,255,818		$1,233,339

Type of Deposit:
Non-interest bearing deposits	370,399	23.6%	359,201	22.6%
Interest bearing transaction deposits	547,286	34.8	560,365	35.3
Money market deposits	196,970	12.5	215,245	13.6
Savings deposits	159,138	10.1	151,920	9.6
Certificates of deposits	244,853	15.6	245,350	15.5
Individual retirement accounts	54,173	3.4	55,504	3.4
Total deposits	$1,572,819	100.0%	$1,587,585	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the six months ended June 30 increased from $8,575,000 ($1.13 diluted earnings per share) for the six months ended June 30, 2013 to $9,683,000 ($1.26 diluted earnings per share) in 2014, an increase of $1,108,000 (13%). Net income for the second quarter was $5,065,000 ($.66 diluted earnings per share) as compared to $4,485,000 ($.59 diluted earnings per share) during the same period of 2013, an increase of $580,000 (13%). The primary reason for the increase in net income from the second quarter of 2013 compared with the second quarter of 2014 was a $600,000 (38%) decrease in the provision for loan losses, which was reflective of lower charge-offs and lower levels of non-performing loans compared with the second quarter of 2013. Also, contributing to the increase in net income from the second quarter of 2013 to the second quarter of 2014 was a $273,000 (2%) increase in net interest income, and a $454,000 (8%) increase in non-interest income which was offset by a $483,000 (4%) increase in non-interest expense. The increase in non-interest income included an increase in net securities gains of $305,000 and an increase in trust fee income of $134,000 (16%), which were partially offset by a decrease in mortgage banking income of $424,000. The increase in non-interest expense included a $260,000 (78%) increase in FDIC insurance expense.

NET INTEREST INCOME

Net interest income increased $273,000 in the second quarter of 2014 as compared to the same period in 2013, while the year to date total increased $559,000 (2%) from $27,291,000 in 2013 to $27,850,000 in 2014. As illustrated in Table 2 below, the net interest margin of 3.38% for the second quarter of 2014 was eight basis points less than the 3.46% net interest margin for the second quarter of 2013. The cost of interest-bearing liabilities decreased two basis points from .36% for the second quarter of 2013 to .34% in the second quarter of 2014, while the yield on earning assets decreased 10 basis points from 3.75% for the second quarter of 2013 to 3.65% for the second quarter of 2014.

The increase in net interest income was the result of higher levels of earning assets and a higher yielding mix of earning assets in the second quarter of 2014 as compared to the second quarter of 2013. As illustrated in Table 2, average interest earning assets increased $72,590,000 or 4% from the second quarter of 2013 to the second quarter of 2014. The mix of earning assets also improved as average loan balances increased $77,780,000 or 7% which had a yield of 4.22%, while other interest-earning assets with a yield of .95% decreased $20,711,000 or 44% from the second quarter of 2013. Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $898,000, which was offset with a negative rate variance of $600,000. As further illustrated in Table 4, the favorable volume variance was driven by the increase in interest income attributable to loans of $849,000. As the negative rate variance in the second quarter of 2014 indicates, if rates were to continue to fall in 2014, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the June 30, 2014 simulation analysis indicates that the Company is in a slightly asset interest rate sensitive position, with the net interest income positively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	0.68%
Increase 100 bp	0.24
Decrease 100 bp	(3.63)

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

Table 2- Average Balance Sheet Rates for Three Months Ended June 30, 2014 and 2013 (presented on a tax equivalent basis in thousands)

	Three Months ended June 30, 2014			Three Months ended June 30, 2013
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,268,370	$13,356	4.22%	$1,190,590	$13,390	4.51%
Securities (2)	403,047	2,020	2.01	387,526	1,725	1.79
Other interest-earning assets	26,175	62	0.95	46,886	78	0..67

Total interest-earning assets	1,697,592	15,438	3.65	1,625,002	15,193	3.75
Non-interest-earning assets	149,684			165,041

Total assets	$1,847,276			1,790,043
Interest-bearing liabilities:
Transaction accounts	934,082	387	0.17	882,084	355	0.16
Time deposits	300,759	482	0.64	333,774	579	0.70
Borrowings	79,455	250	1.26	74,927	238	1.27

Total interest-bearing liabilities	1,314,296	1,119	0.34	1,290,785	1,172	0.36
Non-interest-bearing liabilities	343,033			327,665
Total liabilities	1,657,329			1,618,450
Shareholders’ equity	189,947			171,593
Total liabilities and shareholders’ equity	$1,847,276			$1,790,043
Net interest income		$14,319			$14,021
Interest rate spread			3.31%			3.39%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.38%			3.46%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.07%			0.07%
Average interest-earning assets to interest-bearing liabilities	129.16%			125.89%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2014 and 2013, respectively. The tax equivalent adjustment was $338,000 and $313,000 in 2014 and 2013, respectively.

Table 3- Average Balance Sheet Rates for Six Months Ended June 30, 2014 and 2013 (presented on a tax equivalent basis in thousands)

	Six Months ended June 30, 2014			Six Months ended June 30, 2013
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,261,997	$26,478	4.23%	$1,192,612	$26,785	4.53%
Securities (2)	407,522	4,094	2.03	381,979	3,404	1.80
Other interest-earning assets	28,005	129	0.93	66,390	174	0.53

Total interest-earning assets	1,697,524	30,701	3.65	1,640,981	30,363	3.73
Non-interest-earning assets	150,559			154,538

Total assets	$1,848,083			$1,800,800
Interest-bearing liabilities:
Transaction accounts	940,614	773	0.17	887,317	754	0.17
Time deposits	299,398	920	0.62	342,714	1224	0.72
Borrowings	76481	486	1.28	75,149	477	1.28

Total interest-bearing liabilities	1,316,493	2,179	0.33	1,305,180	2,455	0.38
Non-interest-bearing liabilities	344,674			323,975
Total liabilities	1,661,167			1,629,155
Shareholders’ equity	186,916			171,645
Total liabilities and shareholders’ equity	$1,848,083			$1,800,800
Net interest income		$28,522			$27,908
Interest rate spread			3.32%			3.35%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.39%			3.43%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.07%			0.08%
Average interest-earning assets to interest-bearing liabilities	128.94%			125.73%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2014 and 2013, respectively. The tax equivalent adjustment was $672,000 and $617,000 in 2014 and 2013, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended June 30, 2014 Compared to Three months ended June 30, 2013			Six months ended June 30, 2014 Compared to Six months ended June 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$849	$(883)	$(34)	1,523	$(1,830)	(307)

Securities	72	224	296	240	451	691
Other interest-earning assets(1)	(42)	26	(16)	(135)	90	(45)

Total interest-earning assets	879	(633)	246	1,628	(1,289)	339

Interest expense attributable to:
Transactions accounts	22	11	33	45	(26)	19
Time deposits	(55)	(42)	(97)	(146)	(159)	(305)
Borrowings	14	(2)	12	9	1	10

Total interest-bearing liabilities	(19)	(33)	(52)	(92)	(184)	(276)

Increase (decrease) in net interest income	$898	$(600)	$298	1,720	(1,105)	615

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

Provision for loan losses decreased $600,000 in the second quarter of 2014 as compared to the same period in 2013 while the year to date total decreased $1,700,000 (47%) from $3,600,000 in 2013 to $1,900,000 in 2013. The decrease in the provision for loan losses in the second quarter of 2014 reflected significantly lower levels of charged-off loans in the second quarter of 2014 versus the second quarter of 2013. For the second quarter of 2014, net charge-offs were $1,015,000 or .32% of average loan balances compared to 2013 figures of $1,591,000 or .54% of average loan balances. The second quarter of 2014 saw an increase in levels of non-performing loans compared with December 31, 2013. As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $17,408,000 (1.37% of loans outstanding) at June 30, 2014, compared to $15,438,000 (1.24% of loans outstanding) at December 31, 2013. Impacting the second quarter’s non-performing totals was a $2,900,000 commercial relationship placed on non-accrual status during the quarter. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses of $1,000,000 in the second quarter of 2014 was $100,000 higher than the provision in the first quarter of 2014. Net charge-offs on a sequential basis increased from $857,000 (.27% of loans) in the first quarter of 2014 to $1,015,000 (.32% of loans) in the second quarter of 2014. The second quarter charge-offs included $500,000 for the above referenced commercial relationship added to non-accrual in the quarter.

The provision for loan losses by portfolio segment for the second quarter of 2014, included in Note 8 of the financial statements, included the effects of lower specific reserves in the residential real estate portfolio and commercial portfolio, compared with the first quarter of 2014 which were offset by the effects of higher levels of non-specific reserves in the construction portfolio compared to the same period. Contributing to the increase in non-specific reserves in the construction portfolio was the risk downgrade of one relationship.

The aggregate amounts of the Bank’s classified assets at June 30, 2014 and December 31, 2013 were as follows:

	June 30, 2014	December 31, 2013
	(Dollars in thousands)
Special mention (risk rating 6)	$27,472	$27,589
Substandard (risk rating 7 & 8)	54,579	56,027
Doubtful (risk rating 9)	0	0

Total classified assets	$82,051	$83,616

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $22,339,000 at June 30, 2014 versus $20,743,000 at December 31, 2013. This represents 1.21% of total assets at June 30, 2014 compared to 1.12% at December 31, 2013. While non-performing loans increased, as discussed above, OREO balances decreased from December 31, 2013 to the second quarter of 2014. OREO balances decreased $374,000 (7%) from $5,305,000 at December 31, 2013 to $4,931,000 at June 30, 2014. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due. Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $8,154,000 at June 30, 2014 as compared to $8,816,000 at December 31, 2013. Total nonperforming TDRs were $11,088,000 at June 30, 2014 as compared to $8,246,000 at December 31, 2013. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The ALL was relatively stable as the impact of higher levels of specific loan reserves was offset by lower historic loss ratios. Management believes this is directionally consistent in the first six months of 2014 with the change in the credit metrics and the continued uncertain economic conditions experienced since December 31, 2013. The ALL increased $28,000 from $16,306,000 at December 31, 2013 to $16,334,000 at June 30, 2014. The increase in loans outstanding in the first six months of 2014 lowered the allowance for loan losses as a percentage of total loans from 1.30% at December 31, 2013 to 1.28% at June 30, 2014. The amount of the allowance allocated to impaired loans at the end of the second quarter of 2014 was $3,719,000, which was up $300,000 from $3,419,000 at December 31, 2013. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2013 to June 30, 2014. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2014	2013	2014	2013
Balance of allowance at beginning of period	$16,349	$16,641	$16,306	$16,568
Recoveries of loans previously charged off:
Commercial loans	49	270	69	361
Consumer loans	2	72	73	176
Mortgage loans	76	1	91	3
Total recoveries	127	343	233	540
Loans charged off:
Commercial loans	586	749	630	2,160
Consumer loans	279	407	401	681
Mortgage loans	277	778	1,074	1,217
Total charge-offs	1,142	1,934	2,105	4,058
Net charge-offs	(1,015)	(1,591)	(1,872)	(3,518)
Provision for loan losses	1,000	1,600	1,900	3,600
Balance of allowance at end of period	$16,334	$16,650	$16,334	$16,650
Net charge-offs to average loans outstanding for period	0.32%	0.54%	0.30%	0.60%

Allowance at end of period to loans at end of period	1.28%	1.40%	1.28%	1.40%

Allowance to non-performing loans at end of period	94%	88%	94%	88%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	June 30, 2014	December 31, 2013

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$8,818	$9,156
Residential real estate	4,880	5,360
Construction	508	510
Commercial	3,168	385
Consumer and other	10	6
Total	$17,384	$15,417
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	-
Residential real estate	-	-
Construction	-	-
Commercial	-	-
Consumer and other loans	24	21
Total	24	21
Total non-performing loans	$17,408	$15,438
Non-performing loans as a percentage of total loans	1.37%	1.24%

Other real estate owned	$4,931	$5,305

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$8,154	8,816
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	11,088	8,246
Total troubled debt restructured loans	$19,242	$17,062

The amount of gross interest income that would have been recorded for nonaccrual loans in the second quarter of 2014 if loans had been current in accordance with their original terms was $186,000 and $189,000 in the second quarter of 2013.

Loans detailed on the credit quality table and the non-performing loan table are the indicators of potential problem loans and there are no other known problems beyond what is disclosed in these tables.

NON-INTEREST INCOME

Table 7-Major components of non-interest income (in thousands)

	Three Months ended June 30,		Six Months ended June 30
Non-interest income:	2014	2013	2014	2013

Service charges and fees	$2,496	$2,581	$4,930	$4,712
Net securities gains	305	-	305	274
Mortgage banking income	248	672	413	1,211
Trust fee income	984	850	1,925	1,702
Bankcard transaction revenue	1,105	1,044	2,104	2,001
Company owned life insurance earnings	277	303	567	572
Gain/(loss) on other real estate owned	(106)	(308)	(187)	(312)
Other	985	698	1,819	1,542

Total non-interest income	$6,294	$5,840	$11,876	$11,702

As illustrated in Table 7, total non-interest income increased $174,000 (1%) from $11,702,000 for the first six months of 2013 to $11,876,000 for the first six months of 2014. For the second quarter of 2014, non-interest income increased $454,000 (8%) to $6,294,000 from $5,840,000 for the same period in 2013. Contributing to the increase in non-interest income was a $305,000 (100%) increase in net securities gains and a $134,000 (16%) increase in Trust fee income, which were partially offset by a $424,000 (63%) decrease in mortgage banking income. Other non-interest income included $443,000 in fees from the sales of insurance annuity products, which was $250,000 higher than 2013. The decrease in mortgage banking income was the result of lower refinancing volume due to slightly higher long term rates compared with 2013. In the second quarter of 2014, the Bank also took advantage of the low interest rate environment to sell approximately $5,028,000 of available-for-sale mortgage backed securities for a $305,000 gain. The Bank’s available-for-sale security portfolio is made up of high quality government sponsored agency bonds which are implicitly guaranteed by the U.S. Treasury and therefore their credit quality was not negatively affected by the economic recession.

NON-INTEREST EXPENSE

Table 8-Major components of non-interest expense (in thousands)

	Three Months ended June 30,		Six Months ended June 30,
Non-interest expense:	2014	2013	2014	2013

Salaries and benefits	$6,026	$5,988	$11,899	$11,901
Occupancy and equipment	1,404	1,315	2,839	2,621
Data processing	520	537	1,055	1,087
Advertising	327	323	701	667
Electronic banking	402	421	788	851
Outside servicing fees	254	286	498	552
State bank taxes	642	615	1,284	1,190
Other real estate owned and loan collection	346	444	688	688
Amortization of intangible assets	117	159	250	316
FDIC insurance	595	335	1,149	630
Other	1,515	1,244	3,115	2,931

Total non-interest expense	$12,148	$11,665	$24,266	$23,434

As illustrated in Table 8 above, non-interest expense increased to $24,266,000 in the first six months of 2014, from $23,434,000 in the same period of 2013, an increase of $832,000 (4%). For the second quarter of 2014, non-interest expense increased $483,000 (4%) to $12,148,000 compared to $11,665,000 for the same period in 2013. The largest increase in non-interest expense was FDIC insurance expense which increased $260,000 or 78% from the second quarter of 2013. The increase in FDIC insurance was the result of an insurance rate increase for the Bank.

INCOME TAX EXPENSE

During the first six months of 2014, income tax expense increased $493,000 (15%) from $3,384,000 in the first six months of 2013 to $3,877,000 in the same period of 2014 as a result of higher earnings. During the second quarter of 2014, income tax expense increased $264,000 (15%) from $1,798,000 in the second quarter of 2013 to $2,062,000 in the same period of 2014 as a result of higher earnings. For the second quarter of 2014, the effective tax rate increased to 28.93% compared to 28.62% for the same period of 2013. The effective tax rate increased to 28.59% for the first six months of 2014 compared to 28.30% for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $4,174,000, from $78,621,000 at December 31, 2013 to $74,447,000 at June 30, 2014.

The Company’s total shareholders’ equity increased $11,124,000 from $181,139,000 at December 31, 2013 to $192,263,000 at June 30, 2014. In the first six months of 2014, the Company paid a cash dividend of $.36 per share totaling $2,760,000 to common shareholders. The change in the shareholders’ equity in 2014 included a $2,778,000 increase in accumulated other comprehensive income, which was the result of the increase in the market value of the available-for-sale securities. The market value of these securities increased as a result of the decrease in long term interest rates since December 31, 2013. The after tax market value of these securities changed from an unrealized loss at December 31, 2013 of $1,777,000 to an unrealized gain of $1,541,000 at June 30, 2014.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the other notes payable and for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At June 30, 2014, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $56,288,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At June 30, 2014, the Bank's leverage and total risk-based capital ratios were 10.11% and 13.62%, respectively, which exceed the well-capitalized thresholds.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of June 30, 2014, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.	Defaults Upon Senior Securities

Not applicable

Item 4.	Mine Safety Disclosures

Not applicable

Item 5.	Other Information

None

Item 6.	Exhibits

Exhibit Number	Description
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	August 7, 2014	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	August 7, 2014	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)