Form 10-Q
period 2014-09-30
BANK OF KENTUCKY FINANCIAL CORP
filed 2014-11-07
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended September 30, 2014

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

As of November 3, 2014, 7,691,852 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	September 30,	December 31,
	2014	2013
Assets
Cash and cash equivalents	$48,172	$78,621
Interest-bearing deposits with banks	252	252
Available-for-sale securities	311,560	341,123
Held-to-maturity securities	76,405	77,010
Loans held for sale	3,736	3,214
Total loans	1,278,078	1,249,645
Less: Allowance for loan losses	15,941	16,306
Net loans	1,262,137	1,233,339
Premises and equipment, net	22,632	22,444
FHLB stock, at cost	4,850	5,099
Goodwill	22,023	22,023
Acquisition intangibles, net	1,477	1,848
Cash surrender value of life insurance	40,647	39,806
Accrued interest receivable and other assets	32,839	32,713
Total assets	$1,826,730	$1,857,492
Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,506,996	$1,587,585
Short-term borrowings	50,725	27,643
Notes payable	55,389	45,577
Accrued interest payable and other liabilities	18,022	15,548
Total liabilities	1,631,132	1,676,353
Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,687,172 (2014) and 7,619,999 (2013) shares issued	3,098	3,098
Additional paid-in capital	40,039	38,100
Retained earnings	151,819	141,718
Accumulated other comprehensive income (loss)	642	(1,777)
Total shareholders’ equity	195,598	181,139
Total liabilities and shareholders’ equity	$1,826,730	$1,857,492

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands, except per share data - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
INTEREST INCOME
Loans, including related fees	$13,451	$13,325	$39,640	$39,883
Securities and other	1,751	1,709	5,591	4,897
Total interest income	15,202	15,034	45,231	44,780
INTEREST EXPENSE
Deposits	898	846	2,591	2,824
Borrowings	276	266	762	743
Total interest expense	1,174	1,112	3,353	3,567

Net interest income	14,028	13,922	41,878	41,213
Provision for loan losses	300	600	2,200	4,200
Net interest income after provision for loan losses	13,728	13,322	39,678	37,013

NON-INTEREST INCOME
Service charges and fees	2,435	2,829	7,365	7,541
Mortgage banking income	219	282	632	1,493
Net securities gains	-	-	305	274
Company owned life insurance earnings	274	301	841	873
Bankcard transaction revenue	1,065	1,010	3,169	3,011
Trust fee income	993	846	2,918	2,548
Other	667	788	2,299	2,018
Total non-interest income	5,653	6,056	17,529	17,758

NON-INTEREST EXPENSE
Salaries and benefits	6,289	5,969	18,188	17,870
Occupancy and equipment	1,408	1,366	4,247	3,987
Data processing	507	533	1,562	1,620
Advertising	299	335	1,000	1,002
Electronic banking processing fees	397	398	1,185	1,235
Outside service fees	307	225	805	777
State bank taxes	642	615	1,926	1,805
Amortization of intangible assets	120	151	370	467
FDIC insurance	586	317	1,735	947
Merger related expenses	736	-	736	-
Other	1,738	1,810	5,541	5,443
Total non-interest expense	13,029	11,719	37,295	35,153

INCOME BEFORE INCOME TAXES	6,352	7,659	19,912	19,618
Less: income taxes	1,791	2,244	5,668	5,628
NET INCOME	$4,561	$5,415	$14,244	$13,990
Net income per common share:
Earnings per share, basic	$0.59	$0.72	$1.86	$1.87
Earnings per share, diluted	$0.59	$0.72	$1.85	$1.85

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30 2014 AND 2013

(Dollars in thousands - unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Net income	$4,561	$5,415	$14,244	$13,990
Other comprehensive income:
Unrealized gains/(loss) on securities
Unrealized holding gain/ (loss) arising during the period	(553)	70	3,986	(6,937)
Reclassification adjustment for losses (gains)
included in net income	-	-	(305)	(274)
Tax effect	194	(25)	(1,262)	2,451
Total other comprehensive income (loss)	(359)	45	2,419	(4,760)
Comprehensive income	$4,202	$5,460	$16,663	$9,230

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30

(Dollars in thousands, except share and per share data -unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Beginning balance	$192,263	$170,229	$181,139	$170,440

Net income	4,561	5,415	14,244	13,990
Change in net unrealized gain(loss), net of tax	(359)	45	2,419	(4,760)

Cash dividends paid on common stock	(1,384)	(1,281)	(4,144)	(3,828)
Stock activity under stock based compensation plans (shares for three months ended 2014 and 2013, 16,127 and 30,604 and for the nine months ended 2014 and 2013, 67,173 and 58,382), including tax benefit	388	735	1,550	1,231
Warrants repurchased	-	-	-	(2,151)
Stock-based compensation expense	129	108	390	329
Balance as of September 30	$195,598	$175,251	$195,598	$175,251
Dividends per share	$0.18	$0.17	$0.54	$0.51

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(Dollars in thousands - unaudited)

	2014	2013

Cash Flows from Operating Activities

Net income	$14,244	$13,990

Adjustments to reconcile net income to net cash From operating activities	7,900	22,715
Net cash from operating activities	22,144	36,705

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	7,022	4,363
Proceeds from paydowns and maturities of available-for-sale securities	58,997	73,070
Proceeds from retirement of FHLB stock	249	-
Purchases of held-to-maturity securities	(6,460)	(15,940)
Purchases of available-for-sale securities	(32,823)	(84,244)
Purchases of company owned life insurance	-	(5,000)
Net change in loans	(37,281)	(14,223)
Proceeds from the sale of other real estate	4,533	4,409
Proceeds from the sale of available-for-sale securities	5,028	5,230
Property and equipment expenditures	(1,569)	(1,243)
Net cash from investing activities	(2,304)	(33,578)

Cash Flows from Financing Activities

Net change in deposits	(80,589)	(40,502)
Net change in short-term borrowings	23,082	(9,241)
Proceeds from exercise of stock options	1,550	1,231
Cash dividends paid	(4,144)	(3,828)
Repurchase of warrants	-	(2,151)
Proceeds from note payable	10,000	2,000
Payments on note payable	(188)	(20)
Net cash from financing activities	(50,289)	(52,511)

Net change in cash and cash equivalents	(30,449)	(49,384)
Cash and cash equivalents at beginning of period	78,621	151,832
Cash and cash equivalents at end of period	$48,172	$102,448

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 31, 2014

(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

On September 5, 2014, the Company entered into an agreement and plan of merger with BB&T, pursuant to which the Company will merge into BB&T, with BB&T as the surviving entity. Pending regulatory approval, the transaction is expected to close during the first half of 2015.

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

Note 3 - Earnings per Share:

Earnings per share are computed based upon the weighted average number of shares of common stock outstanding during the three and nine month periods. Diluted earnings per share show the potential dilutive effect of additional common shares issuable under the Company’s stock compensation plan and warrants. For the three months and nine months ended September 30, 2014 and 2013, 0 and 44,404 options were not considered, as they were not dilutive, and for the nine months ended September 30, 2014 and 2013, 0 and 46,778 options were not considered, as they were not dilutive. The following table presents the numbers of shares used to compute basic and diluted earnings per share for the indicated periods:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Weighted average shares outstanding	7,675,428	7,516,770	7,659,743	7,495,763
Dilutive effects of assumed exercises of stock options and warrant	46,646	32,760	42,268	73,500
Shares used to compute diluted earnings per share	7,722,074	7,549,530	7,702,011	7,569,263

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

The Company recorded stock option expense of $5,000 (net of taxes) and $15,000 (net of taxes) in the three and nine months ended September 30, 2014 respectively, and $12,000 (net of taxes) and $38,000 (net of taxes) in the three and nine months ended September 30, 2013 respectively.

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

A summary of changes in the Company’s non-vested shares for the three and nine months ended September 30, 2014 is as follows:

Three months ended September 30, 2014 Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at July 1, 2014	18,981	$35.58
Granted	-	-
Vested	-	-
Forfeited	-	-

Non-vested at September 30, 2014	18,981	$35.58

Nine months ended September 30, 2014 Nonvested Shares	Shares	Weighted-Average Grant-Date Fair Value

Non-vested at January 1, 2014	4,494	$26.25
Granted	19,094	35.58
Vested	4,494	26.25
Forfeited	113	35.16

Non-vested at September 30, 2014	18,981	$35.58

The Company recorded RSU expense of $124,000 and $374,000 for the three and nine months ended September 30, 2014 respectively. As of September 30, 2014, there was $351,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a period of seven months.

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

Note 8–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
September 30, 2014
U.S. government, federal agencies and government sponsored enterprises	$92,814	$194	$(1,325)	$91,683
U.S. government residential mortgage-backed	216,833	3,004	(885)	218,952
Corporate	925	-	-	925
	$310,572	$3,198	$(2,210)	$311,560
December 31, 2013
U.S. Government, federal agencies and Government sponsored enterprises	$122,905	$142	$(2,908)	$120,139
U.S. Government mortgage-backed	219,986	2,408	(2,335)	220,059
Corporate	925	-	-	925
	$343,816	$2,550	$(5,243)	$341,123

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
September 30, 2014
Municipal and other obligations	$76,405	$1,260	$(751)	$76,914

December 31, 2013
Municipal and other obligations	$77,010	$1,085	$(1,638)	$76,457

The amortized cost and fair value of debt securities at September 30, 2014 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$6,187	$6,206	$6,427	$6,473
Due after one year through five years	55,056	54,325	33,446	34,090
Due after five years through ten years	28,220	27,696	31,317	31,136
Due after ten years	4,276	4,381	5,215	5,215
U.S. government agency mortgage-backed	216,833	218,952	-	-
	$310,572	$311,560	$76,405	$76,914

Proceeds on the sale of $5,028,000 and $5,230,000 of available-for-sale securities resulted in gains of $305,000 and $274,000 for the first nine months of 2014 and 2013, respectively. There were no gains in the third quarter for 2014 and 2013, respectively. No securities were sold with losses in 2014 and 2013.

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

As of September 30, 2014 and December 31, 2013, the Bank’s security portfolio consisted of 224 securities, 57 of which were in an unrealized loss position of $2,961,000 and 250 securities, 91 of which were in an unrealized loss position; totaling $6,881,000 respectively. There was no OTTI of securities at September 30, 2014. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. At September 30, 2014, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support.

At September 30, 2014 and December 31, 2013, securities with a carrying value of $375,511 and $402,999 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at September 30, 2014 and December 31, 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2014
U.S. government, federal agencies and government sponsored enterprises	$-	$-	$59,917	$(1,325)	$59,917	$(1,325)
U.S government residential mortgage-backed	30,649	(232)	39,799	(653)	70,448	(885)
Total temporarily impaired	$30,649	$(232)	$99,716	$(1,978)	$130,365	$(2,210)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
September 30, 2014
Municipal & other obligations	$2,619	$(96)	$22,487	$(655)	$25,106	$(751)
Total temporarily impaired	$2,619	$(96)	$22,487	$(655)	$25,106	$(751)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
U.S. government, federal agencies and government sponsored enterprises	$94,641	$(2,522)	$5,996	$(386)	$100,637	$(2,908)
U.S Gov’t. mortgage-backed	116,709	(2,241)	7,530	(94)	124,239	(2,335)
Total temporarily impaired	$211,350	$(4,763)	$13,526	$(480)	$224,876	$(5,243)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2013
Municipal & other obligations	$26,936	$(1,262)	$6,570	$(376)	$33,506	$(1,638)
Total temporarily impaired	$26,936	$(1,262)	$6,570	$(376)	$33,506	$(1,638)

Note 9 - Loans

Loan balances were as follows (in thousands):	September 30,	December 31,
	2014	2013

Commercial	$254,492	$241,794
Residential real estate	286,246	283,356
Nonresidential real estate	582,935	571,221
Construction	99,828	103,019
Consumer	15,218	15,806
Municipal obligations	40,857	36,058
Gross loans	1,279,576	1,251,254

Less: Deferred loan origination fees and discount	(1,498)	(1,609)
Allowance for loan losses	(15,941)	(16,306)

Net loans	$1,262,137	$1,233,339

The following tables present the activity in the allowance for loan losses for the three months ending September 30, 2014 and 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of September 30, 2014 (in thousands):

			Non
		Residential	Residential			Municipal
September 30, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,469	$4,087	$6,319	$1,970	$366	$123	$16,334
Provision for loan losses	(9)	(312)	610	(92)	102	1	300
Loans charged off	(326)	(274)	(112)	(105)	(133)	-	(950)
Recoveries	96	96	11	-	54	-	257

Total ending allowance balance	$3,230	$3,597	$6,828	$1,773	$389	$124	$15,941

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,807	$291	$1,470	$791	$-	$-	$4,359
Collectively evaluated for impairment	1,423	3,306	5,358	982	389	124	11,582

Total ending allowance balance	$3,230	$3,597	$6,828	$1,773	$389	$124	$15,941

Loans
Loans individually evaluated for impairment	$5,760	$5,331	$8,273	$2,469	$-	$-	$21,833
Loans collectively evaluated for impairment	248,732	280,915	574,662	97,359	15,218	40,857	1,257,743

Total ending loans balance	$254,492	$286,246	$582,935	$99,828	$15,218	$40,857	$1,279,576

			Non
		Residential	Residential			Municipal
September 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,583	$4,214	$7,280	$2,061	$450	$62	$16,650
Provision for loan losses	467	486	(180)	(221)	42	6	600
Loans charged off	(5)	(451)	(380)	-	(189)	-	(1,025)
Recoveries	31	155	10	142	69	-	407
Total ending allowance balance	$3,076	$4,404	$6,730	$1,982	$372	$68	$16,632

The following tables present the activity in the allowance for loan losses for the nine months ending September 30, 2014 and 2013, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2013 (in thousands):

			Non
		Residential	Residential			Municipal
September 30, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Provision for loan losses	738	284	619	339	188	32	2,200
Loans charged off	(874)	(1,413)	(311)	(105)	(352)	-	(3,055)
Recoveries	119	172	18	1	180	-	490

Total ending allowance balance	$3,230	$3,597	$6,828	$1,773	$389	$124	$15,941

			Non
		Residential	Residential			Municipal
September 30, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	874	1,931	1,305	(139)	202	27	4,200
Loans charged off	(582)	(1,998)	(1,639)	(234)	(630)	-	(5,083)
Recoveries	68	199	73	391	216	-	947
Total ending allowance balance	$3,076	$4,404	$6,730	$1,982	$372	$68	$16,632

			Non
		Residential	Residential			Municipal
December 31, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$709	$1,085	$951	$674	$-	$-	$3,419
Collectively evaluated for impairment	2,538	3,469	5,551	864	373	92	12,887

	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Loans
Loans individually evaluated for impairment	$4,116	$8,179	$14,220	$2,549	$-	$-	$29,064
Loans collectively evaluated for impairment	237,678	275,177	557,001	100,470	15,806	36,058	1,222,190

Total ending loans balance	$241,794	$283,356	$571,221	$103,019	$15,806	$36,058	$1,251,254

The following table presents individually impaired loans by class of loans as of and for the three months ended September 30, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$31	$31	$-	$33	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1,264	914	-	922	-	-
Other	1,821	1,757	-	1,762	-	-

Nonresidential real estate
Owner occupied properties	655	655	-	720	-	-
Non owner occupied properties	2,097	1,969	-	2,361	-	-

Construction	788	507	-	507	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	6,256	5,729	1,807	6,694	62	59

Residential real estate
Home equity lines of credit	-	-	-	339	-	-
Multifamily properties	318	2,146	76	901	17	17
Other	2,442	514	215	2,071	9	4

Nonresidential real estate
Owner occupied properties	5,479	3,851	1,403	5,135	10	10
Non owner occupied properties	2,318	1,798	67	1,827	24	16
Construction	1,961	1,962	791	2,029	25	25
Consumer	-	-	-	-	-	-

Total	$25,430	$21,833	$4,359	$25,301	$147	$131

The following table presents individually impaired loans by class of loans as of and for the three months ended September 30, 2013 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$111	$111	$-	$141	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	17	-	-
Multifamily properties	1,319	969	-	485	-	-
Other	1,163	1,051	-	1,642	-	-

Nonresidential real estate
Owner occupied properties	1,293	1,165	-	772	-	-
Non owner occupied properties	4,534	4,297	-	4,428	-	-

Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	5,041	5,041	1,545	3,784	57	52

Residential real estate
Home equity lines of credit	388	373	155	356	3	3
Multifamily properties	-	-	-	485	-	-
Other	5,188	4,712	648	4,671	20	19

Nonresidential real estate
Owner occupied properties	7,479	6,350	1,014	7,749	2	2
Non owner occupied properties	3,264	2,711	210	2,652	34	34
Construction	3,004	2,801	1,001	2,879	28	28
Consumer	-	-	-	-	-	-

Total	$32,784	$29,581	$4,573	$30,061	$144	$138

The following table presents individually impaired loans by class of loans for the nine months ended September 30, 2014 (in thousands):

	Average	Interest
	Recorded	Income	Interest
	Investment	Recognized	Received

With no related allowance recorded
Commercial	$568	$-	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	936	-	-
Other	1,780	-	-
Nonresidential real estate
Owner occupied properties	1,056	-	-
Non owner occupied properties	3,086	-	-

Construction	254	-	-
Consumer	-	-	-

With an allowance recorded
Commercial	6,341	197	183

Residential real estate
Home equity lines of credit	401	3	3
Multifamily properties	1,595	58	58
Other	2,252	28	21
Nonresidential real estate
Owner occupied properties	6,302	16	16
Non owner occupied properties	2,043	81	69
Construction	2,295	77	72
Consumer	-	-	-

Total	$28,909	$460	$422

The following table presents individually impaired loans by class of loans for the nine months ended September 30, 2013 (in thousands):

	Average Recorded Investment	Interest Income Recognized	Interest Received
With no related allowance recorded
Commercial	$138	$-	$-
Residential real estate
Home equity lines of credit	20	-	-
Multifamily properties	485	-	-
Other	1,902	-	-
Nonresidential real estate
Owner occupied properties	2,450	-	-
Non owner occupied properties	4,359	-	-
Construction	514	-	-
With an allowance recorded
Commercial	2,623	91	80
Residential real estate
Home equity lines of credit	475	9	9
Multifamily properties	543	8	8
Other	5,177	61	58
Nonresidential real estate
Owner occupied properties	6,204	13	10
Non owner occupied properties	3,734	109	102
Construction	3,421	93	76
Consumer	20	-	-
Total	$32,065	$384	$343

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded Commercial	$1,104	$1,104	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,308	958	-
Other	1,949	1,694	-

Nonresidential real estate
Owner occupied properties	1,032	1,032	-
Non owner occupied properties	3,873	3,823	-

Construction	-	-	-
Consumer	-	-	-

With an allowance recorded Commercial	3,012	3,012	709

Residential real estate
Home equity lines of credit	388	373	155
Multifamily properties	1,484	1,484	239
Other	3,776	3,670	691

Nonresidential real estate
Owner occupied properties	8,288	6,532	685
Non owner occupied properties	3,439	2,833	266
Construction	2,830	2,549	674
Consumer	-	-	-

Total	$32,483	$29,064	$3,419

The following table presents the aging of the recorded investment in past due loans by class of loans as of September 30, 2014 and December 31, 2013 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
September 30, 2014
Commercial	$272	$-	$821	$253,399	$254,492
Residential real estate
Home equity lines of credit	534	-	417	98,711	99,662
Multifamily properties	220	-	-	81,782	82,002
Other residential real estate	736	-	3,252	100,594	104,582

Nonresidential real estate
Owner occupied properties	497	-	3,775	298,032	302,304
Non owner occupied properties	237	-	2,159	278,235	280,631
Construction	79	-	507	99,242	99,828

Consumer
Credit card balances	102	26	-	6,908	7,036
Other consumer	3	-	9	8,170	8,182

Municipal obligations	-	-	-	40,857	40,857

Total	$2,680	$26	$10,940	$1,265,930	$1,279,576

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2013
Commercial	$100	$-	$385	$241,309	$241,794
Residential real estate
Home equity lines of credit	550	-	622	97,786	98,958
Multifamily properties	-	-	-	67,964	67,964
Other residential real estate	3,693	-	4,738	108,003	116,434

Nonresidential real estate
Owner occupied properties	838	-	6,583	294,389	301,810
Non owner occupied properties	608	-	2,573	266,230	269,411
Construction	-	-	510	102,509	103,019

Consumer
Credit card balances	16	20	-	7,103	7,139
Other consumer	9	1	6	8,651	8,667

Municipal obligations	-	-	-	36,058	36,058

Total	$5,814	$21	$15,417	$1,230,002	$1,251,254

Troubled Debt Restructurings (dollars in thousands):

The Company allocated $1,422 and $1,737 of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of September 30, 2014 and September 30, 2013, respectively. Troubled debt restructurings totaled $11,772 and $15,963 as of September 30, 2014 and September 30, 2013, respectively. The Company had not committed to lend additional amounts as of September 30, 2014 and September 30, 2013 to customers with outstanding loans that were classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended September 30, 2014 and 2013 (dollars in thousands):

	2014			2013
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	3	$180	$179	1	$19	$19

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1	1,485	1,485	-	-	-
Other residential real estate	-	-	-	1	21	20
Nonresidential real estate			-
Owner occupied properties	-	-	-	-	-	-
Non owner occupied properties	1	84	83	-	-	-
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	5	$1,749	$1,747	2	$40	$39

The five restructured notes added in the third quarter 2014 for a total of $1,747 were added as performing troubled debt restructured loans. The two restructured notes added in the third quarter 2013 for a total of $39 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increase the allowance for loan losses totaling $134 and $0 in the third quarter ending September 30, 2014 and September 30, 2013 respectively. The troubled debt restructured described above resulted in no charge-offs during the third quarter ending September 30, 2014 and 2013.

The following table presents loans by class modified as troubled debt restructurings that occurred during nine months ended September 30, 2014 and 2013 (dollars in thousands):

	2014			2013
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	8	$3,624	$2,463	3	$190	$128
Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1	1,485	1,485	1	970	969
Other residential real estate	-	-	-	2	512	511
Nonresidential real estate
Owner occupied properties	3	433	420	-	-	-
Non owner occupied properties	1	137	137	2	970	938
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations	-	-	-	-	-	-
Total	13	$5,679	$4,505	8	$2,642	$2,546

The thirteen restructured notes added during the first nine months of 2014 for $4,505 were added as performing troubled debt restructured loans. The eight restructured notes added in the first nine months of 2013 for a total of $2,546 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $927 and resulted in charge-offs of $526 during the nine months ending September 30, 2014 and increased the allowance for loan losses by $0 and resulted in charge-offs of $350 for the nine months ending September 30, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the third quarter ending September 30, 2014 (dollars in thousands):

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	3	$1,266
Residential real estate
Home equity lines of credit	-	-
Multifamily properties	-	-
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	-	-
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	3	$1,266

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the nine months ending September 30, 2014 (dollars in thousands):

Troubled Debt Restructurings
That Subsequently Defaulted:	Number of Loans	Recorded Investment

Commercial	6	$3,064
Residential real estate
Home equity lines of credit	-
Multifamily properties	-	-
Other residential real estate	-	-
Nonresidential real estate
Owner occupied properties	-	-
Non owner occupied properties	-	-
Construction	-	-
Consumer
Credit card balances	-	-
Other consumer	-	-
Municipal obligations	-	-

Total	6	$3,064

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $127 and resulted in charge-offs of $26 during the third quarter ending September 30, 2014 and $526 for the nine months ending September 30, 2014.

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

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $31 and resulted in charge-offs of $0 during the third quarter ending September 30, 2013 and $553 for the nine months ending September 30, 2013.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
September 30, 2014
Commercial	$234,281	$12,765	$7,446	$-	$-	$254,492
Residential real estate
Home equity lines of credit	12,495	143	2,143	-	84,881	99,662
Multifamily properties	80,550	220	1,232	-	-	82,002
Other residential real estate	19,094	2,441	7,290	-	75,757	104,582

Nonresidential real estate
Owner occupied properties	273,927	9,172	19,205	-	-	302,304
Non owner occupied properties	270,101	5,054	5,476	-	-	280,631
Construction	94,828	-	5,000	-	-	99,828

Consumer
Credit card balances	-	-	-	-	7,036	7,036
Other consumer	-	-	10	-	8,172	8,182
Municipal obligations	40,857	-	-	-	-	40,857

Total	$1,026,133	$29,795	$47,802	$-	$175,846	$1,279,576

(1)	Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2013
Commercial	$226,021	$4,736	$11,037	$-	$-	$241,794
Residential real estate
Home equity lines of credit	11,775	1,721	1,582	-	83,880	98,958
Multifamily properties	65,521	-	2,443	-	-	67,964
Other residential real estate	24,697	4,594	8,606	-	78,537	116,434

Nonresidential real estate
Owner occupied properties	271,281	9,058	21,471	-	-	301,810
Non owner occupied properties	256,328	5,216	7,867	-	-	269,411
Construction	97,738	2,264	3,017	-	-	103,019

Consumer
Credit card balances	-	-	-	-	7,139	7,139
Other consumer	-	-	4	-	8,663	8,667
Municipal obligations	36,058	-	-	-	-	36,058

Total	$989,419	$27,589	$56,027	$-	$178,219	$1,251,254

(1)	Not rated loans represent the homogenous pools risk category.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		September 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$91,683	$-	$91,683	$-
U.S. government agency mortgage backed	218,952	-	218,952	-
Corporate	925	-	-	925
Derivatives	1,912	-	1,912	-
Total	$313,472	$-	$312,547	$925

Liabilities
Derivatives	$1,912	$-	$1,912	$-
Total	$1,912	$-	$1,912	$-

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$120,139	$-	$120,139	$-
U.S. government agency mortgage backed	220,059	-	220,059	-
Corporate	925	-	-	925
Derivatives	1,915	-	1,915	-

Total	$343,038	$	$342,113	$925

Liabilities
Derivatives	$1,915	$-	$1,915	$-

Total	$1,915	$-	$1,915	$-

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended September 30, 2014.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended September 30, 2014 for Level 3 assets and liabilities that are still held at September 30, 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the nine months ended September 30 (in thousands):

Corporate Securities
	Nine months ended	Nine months ended
	September 30, 2014	September 30, 2013

Balance of recurring Level 3 assets at January 1	$925	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	65
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at September 30	$925	$995

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2014 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		September 30, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	September 30,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$125	$-	$-	$125
Nonresidential real estate
Owner occupied properties	1,845	-	-	1,845
Non owner occupied properties	96	-	-	96
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	310	-	-	310
Construction	-	-	-	-
Other real estate owned
Residential	70	-	-	70
Non-Residential	1,438	-	-	1,438

Total	$3,884	$-	$-	$3,884

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,215	$-	$-	$2,215
Nonresidential real estate
Owner occupied properties	5,673	-	-	5,673
Non owner occupied properties	942	-	-	942
Residential real estate
Home equity lines of credit	218	-	-	218
Multifamily properties	1,245	-	-	1,245
Other	2,013	-	-	2,013
Construction	1,875	-	-	1,875
Other real estate owned
Residential	-	-	-	-
Non-Residential	2,772	-	-	2,772

Total	$16,953	$-	$-	$16,953

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4,065 with a valuation allowance of $1,689, resulting in a decrease in the provision for loan losses of $1,730 in the first nine of 2014 and a $2 increase in provision for loan losses in the third quarter of 2014. As of December 31, 2013, impaired loans had a gross carrying amount of $17,600, with a valuation allowance of $3,419, resulting in a decrease in the provision for loan losses of $2,846.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $1,508, which is made up of the outstanding balance of $1,701, net of a valuation allowance of $193 at September 30, 2014, resulting in a write-down of $180, for the quarter ended September 30, 2014. At December 31, 2013, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $2,772, which is made up of the outstanding balance of $3,287, net of a valuation allowance of $515, resulting in a write-down of $263 for the year ended December 31, 2013.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at September 30, 2014 (in thousands):

				Discount Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	(Avg discount)
Assets
Impaired Loans:
Commercial	$125	Cost, sales, income approach	Adjustment for comparable
			properties or equipment,	80%
			market conditions	(80%)

Nonresidential real estate
Owner occupied properties	1,845	Cost, sales, income approach	Adjustment for comparable	11-80%
			properties, market conditions	(50%)
Non owner occupied	96	Cost, sales, income approach	Adjustment for comparable	21%
properties			properties, market conditions	(21%)

Residential real estate
Home equity lines of credit	-	Cost, sales, income approach	Adjustment for comparable	-
			properties, market conditions	-

Multifamily properties	-	Cost, sales, income approach	Adjustment for comparable	-
			properties, market conditions	-

Other		Cost, sales, income approach	Adjustment for comparable	16%
	310		properties, market conditions	(16%)
Construction		Cost, sales, income approach	Adjustment for comparable	-
	-		properties, market conditions	-
Other real estate owned	70	Cost, sales, income approach	Adjustment for comparable	0-0%
Residential			properties, market conditions	(0%)
Non-residential	1,438	Cost, sales, income approach	Adjustment for comparable	0-0%
			properties, market conditions	(0%)
Total	$3,884

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

				Discount Range
	Fair Value	Valuation Technique(s)	Unobservable Input(s)	(Avg discount)
Assets
Impaired Loans:				%
Commercial	$2,215	Cost, sales, income	Adjustment for comparable	6-25%
		approach	properties, market conditions	(11%)
Nonresidential real estate
Owner occupied properties	5,673	Cost, sales, income	Adjustment for comparable	6-76%
		approach	properties, market conditions	(17%)
Non owner occupied	942	Cost, sales, income	Adjustment for comparable	3-66%
properties		approach	properties, market conditions	(15%)
Residential real estate
Home equity lines of credit	218	Cost, sales, income	Adjustment for comparable	6-26%
		approach	properties, market conditions	(8%)
Multifamily properties	1,245	Cost, sales, income	Adjustment for comparable	6%
		approach	properties, market conditions	(6%)

Other	2,013	Cost, sales, income	Adjustment for comparable	0-100%
		approach	properties, market conditions	(36%)
Construction	1,875	Cost, sales, income	Adjustment for comparable	6-16%
		approach	properties, market conditions	(14%)

Other real estate owned		Cost, sales, income	Adjustment for comparable	0-0%
Residential	-	approach	properties, market conditions	(0%)
Non-residential	2,772	Cost, sales, income	Adjustment for comparable	0-0%
		approach	properties, market conditions	(0%)

Total	$16,953

The carrying amounts and estimated fair values of financial instruments at September 30, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements at
		September 30, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$48,172	$48,172	$-	$-	$48,172
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	311,560	-	310,635	925	311,560
Securities held-to-maturity	76,405	-	76,914	-	76,914
Federal Home Loan Bank stock	4,850	N/A	N/A	N/A	N/A
Loans held for sale	3,736	-	3,736	-	3,736
Loans, net	1,262,137	-	-	1,266,794	1,266,794
Accrued interest receivable	3,992	-	1,244	2,748	3,992
Derivative assets	1,912	-	1,912	-	1,912
Financial liabilities
Deposits	$(1,506,996)	$(1,207,544)	$(300,361)	$-	$(1,507,905)
Short-term borrowings	(50,725)	-	(50,725)	-	(50,725)
Notes payable	(55,389)	-	(30,970)	(17,891)	(48,861)
Accrued interest payable	(720)	-	(707)	(13)	(720)
Standby letters of credit	(271)	-	-	(271)	(271)
Derivative liabilities	(1,912)	-	(1,912)	-	(1,912)

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
(Dollars in thousands)
Financial assets
Cash and cash equivalents	$78,621	$78,621	$-	$-	$78,621
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	341,123	-	340,198	925	341,123
Securities held-to-maturity	77,010	-	76,457	-	76,457
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	3,214	-	3,214	-	3,214
Loans, net	1,233,339	-	-	1,236,112	1,236,112
Accrued interest receivable	4,123	-	1,420	2,703	4,123
Derivative assets	1,915	-	1,915	-	1,915
Financial liabilities
Deposits	$(1,587,585)	$(1,286,733)	$(302,701)	$-	$(1,589,434)
Short-term borrowings	(27,643)	-	(27,643)	-	(27,643)
Notes payable	(45,577)	-	(20,083)	(17,414)	(37,497)
Accrued interest payable	(693)	-	(680)	(13)	(693)
Standby letters of credit	(415)	-	-	(415)	(415)
Derivative liabilities	(1,915)	-	(1,915)	-	(1,915)

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

Note 11- Accumulated Other Comprehensive Income

The following table summarizes the changes within each classification of accumulated other comprehensive income for the nine months ended September 30, 2014:

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

There were no reclassifications from accumulated other comprehensive income for the three months ended September 30, 2014 and September 30, 2013.

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	indications of an improving economy may prove to be premature;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services;

•	changes or volatility in interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our ability to determine accurate values of certain assets and liabilities;

•	the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically;

•	changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Act and any regulations promulgated thereunder;

•	the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	the effect of the announcement of our merger with BB&T Corporation (“BB&T”) on our relationships with customers, vendors or employees;

•	the possibility that the merger does not close when expected or at all; and

•	the merger may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties.

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

The general reserve includes an estimate of commercial and consumer loans with similar characteristics. Depending on the set of facts with respect to a particular loan, the Bank utilizes one of the following methods for determining the proper impairment of a loan:

·	the present value of expected future cash flows of a loan;
·	the market price of the loan based upon readily available information for that type of loan; and
·	the fair value of collateral.

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

OVERVIEW

Economic Overview

The third quarter ended September 30, 2014 saw the pace of growth slow slightly from the robust second quarter both nationally and in the geographic markets where we operate.  The economy still experienced expansion during the quarter but reverted back closer to the historical average growth rate.  The United States’ gross domestic product (GDP) was impacted by a drop in consumer spending which was partially off-set by an increase in corporate expenditures.

Overall economic growth continued to expand as the labor market improved, represented by the 671,000 non-farm jobs produced in the third quarter.   The decline in the unemployment rate continued during the quarter.  However, the percent of eligible workforce employed remains well below historical averages.

2014 Third Quarter and Nine Month Performance Overview

The results of the third quarter included $736,000 in merger related expenses as a result of the previously disclosed agreement and plan of merger entered into on September 5, 2014 by the Company and BB&T, pursuant to which the Company will merge into BB&T, with BB&T as the surviving entity.

The results of the third quarter and first nine months of 2014 also reflect the effects of overall improving credit metrics and net interest income growth, which were offset by lower levels of non-interest income. The Company completed the third quarter and first nine months of 2014 with an 18% decrease in diluted earnings per share from the prior year’s third quarter for the quarter, while the diluted earnings per share were flat for the first nine months. The 18% decrease in diluted earnings per share for the third quarter of 2014 compared with the same period in 2013 was the result of a $1,310,000 (11%) increase in non-interest expense and a $403,000 (7%) decrease in non-interest income, which was partially offset with $300,000 (50%) reduction in the provision for loan losses compared with the same period in 2013. The reduction in the provision for loan losses was accompanied by lower levels of non-performing loans from the previous year. The decrease in non-interest income included a $394,000 (14%) decrease in service charges on deposits.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at September 30, 2014 were $1,826,730,000 compared with $1,857,492,000 at December 31, 2013, a decrease of $30,762,000. Loans outstanding increased $28,433,000 from $1,249,645,000 at December 31, 2013 to $1,278,078,000 at September 30, 2014. Available-for-sale securities decreased $29,563,000 (9%) from $341,123,000 at December 31, 2013 to $311,560,000 at September 30, 2014. Cash and cash equivalents, which included fed funds sold, decreased $30,449,000 from $78,621,000 at December 31, 2013 to $48,172,000 at September 30, 2014.

As Table 1 illustrates, the increase in the loan portfolio in 2014 was the result of an increase in commercial real estate loans of $11,714,000 (2%) and commercial loans of $12,698,000 (5%). Management expects a steady increase in loan demand in 2014, mirroring the current economic conditions as discussed above. The Bank intends to continue to make loans that meet its longstanding prudent lending standards.

Deposits decreased $80,589,000 to $1,506,996,000 at September 30, 2014, compared to $1,587,585,000 at December 31, 2013. The largest decreases in deposits came from interest bearing transaction deposits which decreased $44,423,000 (8%) and money market deposits which decreased $24,434,000 (11%). The Bank’s interest bearing transaction accounts include public fund accounts which decreased $59,609,000, or 14%, from the end of 2013. Public funds are deposits of local municipalities, schools and other public entities, and tend to be cyclical in nature with higher balances in the fourth quarter of the year as a result of property tax receipts. Other changes to liabilities included a $23,082,000 (84%) increase in short-term borrowings.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	September 30, 2014		December 31, 2013
	Amount	%	Amount	%
		(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$582,935	45.5%	$571,221	45.7%

One- to four-family residential real estate loans	286,246	22.3	283,356	22.6
Commercial loans	254,492	19.9	241,794	19.3
Consumer loans	15,218	1.2	15,806	1.3

Construction and land development loans	99,828	7.9	103,019	8.2
Municipal obligations	40,857	3.2	36,058	2.9
Total loans	$1,279,576	100.0%	$1,251,254	100.0%
Less:
Deferred loan fees	1,498		1,609
Allowance for loan losses	15,941		16,306
Net loans	$1,262,137		$1,233,339

Type of Deposit:
Non-interest bearing deposits	346,188	22.9%	359,201	22.6%
Interest bearing transaction deposits	515,942	34.2	560,365	35.3
Money market deposits	190,811	12.7	215,245	13.6
Savings deposits	154,601	10.3	151,920	9.6
Certificates of deposits	245,740	16.3	245,350	15.5
Individual retirement accounts	53,714	3.6	55,504	3.4
Total deposits	$1,506,996	100.0%	$1,587,585	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the nine months ended September 30 increased from $13,990,000 ($1.85 diluted earnings per share) for the nine months ended September 30, 2013 to $14,244,000 ($1.85 diluted earnings per share) in 2014, an increase of $254,000 (2%). Net income for the third quarter was $4,561,000 ($.59 diluted earnings per share) as compared to $5,415,000 ($.72 diluted earnings per share) during the same period of 2013, a decrease of $854,000 (16%). As discussed in the overview section , the primary reasons for the decrease in net income from the third quarter of 2013 compared with the third quarter of 2014 was $736,000 (100%) in merger related expenses. Also contributing to this decrease was a $403,000 (7%) decrease in non-interest income which was partially offset by a $300,000 (50%) decrease in provision for loan losses. Contributing to the decrease in non-interest income was a $394,000 (14%) decrease in service charges on deposits, while the lower provision was reflective of lower levels of non-performing loans compared with the third quarter of 2013.

NET INTEREST INCOME

Net interest income increased $106,000 (1%) in the third quarter of 2014 as compared to the same period in 2013, while the year to date total increased $665,000 (2%) from $41,213,000 in 2013 to $41,878,000 in 2014. As illustrated in Table 2 below, the net interest margin of 3.38% for the third quarter of 2014 was 12 basis points less than the 3.50% net interest margin for the third quarter of 2013. The cost of interest-bearing liabilities increased one basis point from .35% for the third quarter of 2013 to .36% in the third quarter of 2014, while the yield on earning assets decreased 11 basis points from 3.77% for the third quarter of 2013 to 3.66% for the third quarter of 2014.

The increase in net interest income was the result of higher levels of earning assets and a higher yielding mix of earning assets in the third quarter of 2014 as compared to the third quarter of 2013. As illustrated in Table 2, average interest earning assets increased $70,262,000 or 4% from the third quarter of 2013 to the third quarter of 2014. The mix of earning assets also improved as average loan balances increased $74,226,000 or 6% which had a yield of 4.24%, while other interest-earning assets with a yield of 1.32% decreased $12,807,000 or 44% from the third quarter of 2013. Table 4 shows that the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $756,000, which was offset with a negative rate variance of $627,000. As further illustrated in Table 4, the favorable volume variance was driven by the increase in interest income attributable to loans of $803,000. As the negative rate variance in the third quarter of 2014 indicates, if rates were to continue to fall in 2014, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the September 30, 2014 simulation analysis indicates that the Company is in a slightly asset interest rate sensitive position, with the net interest income positively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 200 bp	1.23%
Increase 100 bp	0.51
Decrease 100 bp	(3.44)

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

Table 2- Average Balance Sheet Rates for Three Months Ended September 30, 2014 and 2013 (presented on a tax equivalent basis in thousands)

	Three Months ended September 30, 2014			Three Months ended September 30, 2013
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,274,050	$13,612	4.24%	$1,199,824	$13,442	4.44%
Securities (2)	395,487	1,874	1.88	386,644	1,835	1.88
Other interest-earning assets	16,232	54	1.32	29,039	73	1.00

Total interest-earning assets	1,685,769	15,540	3.66	1,615,507	15,350	3.77
Non-interest-earning assets	152,913			155,984

Total assets	$1,838,682			1,771,491
Interest-bearing liabilities:
Transaction accounts	885,792	368	0.16	848,512	327	0.15
Time deposits	299,690	530	0.70	316,435	519	0.65
Borrowings	102,684	276	1.07	80,733	266	1.31

Total interest-bearing liabilities	1,288,166	1,174	0.36	1,245,680	1,112	0.35
Non-interest-bearing liabilities	356,487			353,071
Total liabilities	1,644,653			1,598,751

Shareholders’ equity	194,029			172,740

Total liabilities and shareholders’ equity	$1,838,682			$1,771,491
Net interest income		$14,366			$14,238
Interest rate spread			3.30%			3.42%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.38%			3.50%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.08%			0.08%
Average interest-earning assets to interest-bearing liabilities	130.87%			129.69%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2014 and 2013, respectively. The tax equivalent adjustment was $338,000 and $316,000 in 2014 and 2013, respectively.

Table 3- Average Balance Sheet Rates for Nine Months Ended September 30, 2014 and 2013 (presented on a tax equivalent basis in thousands)

	Nine Months ended September 30, 2014			Nine Months ended September 30, 2013
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,266,058	$40,090	4.22%	1,195,042	$40,226	4.48%
Securities (2)	403,519	5,969	1.97	383,551	5,240	1.82
Other interest-earning assets	23,985	183	1.02	53,803	247	0.61

Total interest-earning assets	1,693,562	46,242	3.65	1,632,396	45,713	3.74
Non-interest-earning assets	151,353			158,527

Total assets	$1,844,915			$1,790,923
Interest-bearing liabilities:
Transaction accounts	922,140	1,141	0.17	874,240	1,081	0.17
Time deposits	299,496	1,450	0.65	333,857	1,743	0.70
Borrowings	85,274	762	1.19	77,024	743	1.29

Total interest-bearing liabilities	1,306,910	3,353	0.34	1,285,121	3,567	0.37
Non-interest-bearing liabilities	348,718			333,792

Total liabilities	1,655,628			1,618,913
Shareholders’ equity	189,287			172,010
Total liabilities and shareholders’ equity	1,844,915			1,790,923
Net interest income		$42,889			$42,146
Interest rate spread			3.31%			3.37%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.39%			3.45%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.08%			0.08%
Average interest-earning assets to interest-bearing liabilities	129,59%			127.02%

___________________________

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2014 and 2013, respectively. The tax equivalent adjustment was $1,011,000 and $933,000 in 2014 and 2013, respectively.

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

Table 4-Volume/Rate Analysis (in thousands)

	Three months ended September30, 2014 Compared to Three months ended September 30, 2013			Nine months ended September 30, 2014 Compared to Nine months ended September 30, 2013
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$803	$(632)	$171	$2,318	$(2,454)	(136)
Securities	42	(3)	39	281	448	729
Other interest-earning assets(1)	(38)	19	(19)	(178)	114	(64)

Total interest-earning assets	807	(616)	191	2,421	(1,892)	529

Interest expense attributable to:
Transactions accounts	15	26	41	59	1	60
Time deposits	(28)	39	11	(173)	(121)	(294)
Borrowings	64	(54)	10	77	(58)	19

Total interest-bearing liabilities	51	11	62	(37)	(178)	(215)

Increase (decrease) in net interest income	$756	$(627)	$129	$2,458	$(1,714)	$744

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

While the economic conditions continue to be challenging, the provision for loan losses reflected the improving economy. While still above historical levels, the credit metrics showed significant improvement in 2014 compared with 2013. Management believes that loan growth experienced in 2014 is consistent with the improving economic conditions, and management anticipates growing demand for loans in the coming quarters.

Provision for loan losses decreased $300,000 in the third quarter of 2014 as compared to the same period in 2013 while the year to date total decreased $2,000,000 (48%) from $4,200,000 in 2013 to $2,200,000 in 2013. The decrease in the provision for loan losses in the third quarter of 2014 reflected significantly lower levels of non-performing loans in the third quarter of 2014 versus the third quarter of 2013. For the third quarter of 2014, non-performing loans decreased $5,438,000 or 33% from the levels at the end of the third quarter of 2013. As illustrated in Table 6 below, total non-accrual loans plus loans past due 90 days or more were $10,966,000 (.86% of loans outstanding) at September 30, 2014, compared to $15,438,000 (1.24% of loans outstanding) at December 31, 2013. Impacting the third quarter’s non-performing totals was a $2,600,000 commercial relationship that moved from non-accrual status to other real estate owned during the quarter. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses of $300,000 in the third quarter of 2014 was $700,000 lower than the provision in the second quarter of 2014. Net charge-offs on a sequential basis decreased from $1,015,000 (.32% of loans) in the second quarter of 2014 to $692,000 (.22% of loans) in the third quarter of 2014, while the non-performing loans decreased $6,442,000 or 37% from the levels at the end of the second quarter of 2014.

The provision for loan losses by portfolio segment for the third quarter of 2014, included in Note 8 of the financial statements, included the effects of lower non-specific reserves in the commercial, residential real estate and construction portfolios, compared with the second quarter of 2014 which were offset by the effects of higher levels of specific reserves in the non-residential real estate portfolio compared to the same period. Contributing to the increase in specific reserves in the non-residential real estate portfolio was the risk downgrade of one relationship.

The aggregate amounts of the Bank’s classified assets at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014	December 31, 2013
	(Dollars in thousands)
Special mention (risk rating 6)	$29,795	$27,589
Substandard (risk rating 7 & 8)	47,802	56,027
Doubtful (risk rating 9)	-	-

Total classified assets	$77,597	$83,616

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $17,626,000 at September 30, 2014 versus $20,743,000 at December 31, 2013. This represents .96% of total assets at September 30, 2014 compared to 1.12% at December 31, 2013. While non-performing loans decreased, as discussed above, OREO balances increased from December 31, 2013 to the third quarter of 2014. OREO balances increased $1,355,000 (26%) from $5,305,000 at December 31, 2013 to $6,660,000 at September 30, 2014. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due. Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $6,962,000 at September 30, 2014 as compared to $8,816,000 at December 31, 2013. Total nonperforming TDRs were $4,810,000 at September 30, 2014 as compared to $8,246,000 at December 31, 2013. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The ALL has decreased as a result the impact of lower levels of adversely classified loans and lower historic loss ratios which were partially offset with higher levels of specific loan reserves. Management believes this is directionally consistent in the first nine months of 2014 with the overall improvement in the credit metrics of the loan portfolio. The ALL decreased $365,000 from $16,306,000 at December 31, 2013 to $15,941,000 at September 30, 2014. The decrease in the ALL accompanied with the increase in loans outstanding in the first nine months of 2014 lowered the allowance for loan losses as a percentage of total loans from 1.30% at December 31, 2013 to 1.25% at September 30, 2014. The amount of the allowance allocated to impaired loans at the end of the third quarter of 2014 was $4,359,000, which was up $940,000 from $3,419,000 at December 31, 2013. The impairment process is described in the “Critical Accounting Policies and Estimates” section of this Quarterly Report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from the year end of 2013 to September 30, 2014. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the current housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 5-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
	2014	2013	2014	2013
Balance of allowance at beginning of period	$16,334	$16,650	$16,306	$16,568
Recoveries of loans previously charged off:
Commercial loans	170	226	243	587
Consumer loans	84	75	240	251
Mortgage loans	3	106	7	109
Total recoveries	257	407	490	947
Loans charged off:
Commercial loans	438	123	1,087	2,283
Consumer loans	405	265	401	946
Mortgage loans	107	637	1,173	1,854
Total charge-offs	950	1,025	3,055	5,083
Net charge-offs	(693)	(618)	(2,565)	(4,136)
Provision for loan losses	300	600	2,200	4,200
Balance of allowance at end of period	$15,941	$16,632	$15,941	$16,632

Net charge-offs to average loans outstanding for period	0.22%	0.21%	0.27%	0.46%

Allowance at end of period to loans at end of period	1.25%	1.38%	1.25%	1.38%

Allowance to non-performing loans at end of period	145%	101%	145%	101%

Table 6 - Analysis of non-performing loans for the periods indicated (in thousands)

	September 30, 2014	December 31, 2013

Loans accounted for on a non-accrual basis:
Nonresidential real estate	$5,934	$9,156
Residential real estate	3,669	5,360
Construction	507	510
Commercial	821	385
Consumer and other	9	6
Total	$10,940	$15,417
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	-
Residential real estate	-	-
Construction	-	-
Commercial	-	-
Consumer and other loans	26	21
Total	26	21
Total non-performing loans	$10,966	$15,438
Non-performing loans as a percentage of total loans	0.86%	1.24%

Other real estate owned	$6,660	$5,305

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$6,962	8,816
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	4,810	8,246
Total troubled debt restructured loans	$11,772	$17,062

The amount of gross interest income that would have been recorded for nonaccrual loans in the third quarter of 2014 if loans had been current in accordance with their original terms was $130,000 and $154,000 in the third quarter of 2013.

Loans detailed on the credit quality table and the non-performing loan table are the indicators of potential problem loans and there are no other known problems beyond what is disclosed in these tables.

NON-INTEREST INCOME

Table 7-Major components of non-interest income (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest income:	2014	2013	2014	2013

Service charges and fees	$2,435	$2,829	$7,365	$7,541
Net securities gains	-	-	305	274
Mortgage banking income	219	282	632	1,493
Trust fee income	993	846	2,918	2,548
Bankcard transaction revenue	1,065	1,010	3,169	3,011
Company owned life insurance earnings	274	301	841	873
Gain/(loss) on other real estate owned	(167)	(201)	(354)	(513)
Other	834	989	2,653	2,531

Total non-interest income	$5,653	$6,056	$17,529	$17,758

As illustrated in Table 7, total non-interest income decreased $229,000 (1%) from $17,758,000 for the first nine months of 2013 to $17,529,000 for the first nine months of 2014. For the third quarter of 2014, non-interest income decreased $403,000 (7%) to $5,653,000 from $6,056,000 for the same period in 2013. Contributing to the decrease for the first nine months ended September 30, 2014 was a $861,000 (58%) decrease in mortgage banking income which was partially offset by a $370,000 (15%) increase in trust fee income and $159,000 lower losses on the sale of real estate owned. The decrease in mortgage banking income was the result of lower demand for home mortgage loan refinancing. Contributing to the decrease in non-interest income in the third quarter was a $394,000 (14%) decrease in service charges and fees which was partially offset by a $147,000 (17%) increase in trust fee income. The decrease in service charges and fees included a decrease of $191,000 in fees charged for overdrawn accounts from the third quarter of 2013 to the same period in 2014.

NON-INTEREST EXPENSE

Table 8-Major components of non-interest expense (in thousands)

	Three Months ended September 30,		Nine Months ended September 30,
Non-interest expense:	2014	2013	2014	2013

Salaries and benefits	$6,289	$5,969	$18,188	$17,870
Occupancy and equipment	1,408	1,366	4,247	3,987
Data processing	507	533	1,562	1,620
Advertising	299	335	1,000	1,002
Electronic banking	397	398	1,185	1,235
Outside servicing fees	307	225	805	777
State bank taxes	642	615	1,926	1,805
Other real estate owned and loan collection	247	455	935	1,143
Amortization of intangible assets	120	151	370	467
FDIC insurance	586	316	1,735	947
Merger related expenses	736	-	736	-
Other	1,491	1,356	4,606	4,300

Total non-interest expense	$13,029	$11,719	$37,295	$35,153

As illustrated in Table 8 above, non-interest expense increased to $37,295,000 in the first nine months of 2014, from $35,153,000 in the same period of 2013, an increase of $2,142,000 (6%). For the third quarter of 2014, non-interest expense increased $1,310,000 (11%) to $13,029,000 compared to $11,719,000 for the same period in 2013. Contributing to the increase in non-interest expense in the first nine months of 2014 were merger related expenses (up $736,000 or 100% from September 30, 2013) and FDIC insurance expense (up $788,000 or 83% from September 30, 2013). The increase in merger related expenses were expenses incurred in connection with the previously disclosed agreement and plan of merger entered into on September 5, 2014 by the Company and BB&T, pursuant to which the Company will merge into BB&T, with BB&T as the surviving entity. FDIC insurance was the result of an insurance rate increase for the Bank.

INCOME TAX EXPENSE

During the first nine months of 2014, income tax expense increased $40,000 (1%) from $5,628,000 in the first nine months of 2013 to $5,668,000 in the same period of 2014. During the third quarter of 2014, income tax expense decreased $453,000 (20%) from $2,244,000 in the third quarter of 2013 to $1,791,000 in the same period of 2014 as a result of lower earnings. For the third quarter of 2014, the effective tax rate decreased to 28.20% compared to 29.30% for the same period of 2013. The effective tax rate decreased to 28.47% for the first nine months of 2014 compared to 28.69% for the same period in 2013.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $30,449,000, from $78,621,000 at December 31, 2013 to $48,172,000 at September 30, 2014.

The Company’s total shareholders’ equity increased $14,459,000 from $181,139,000 at December 31, 2013 to $195,598,000 at September 30, 2014. In the first nine months of 2014, the Company paid a cash dividend of $.54 per share totaling $4,144,000 to common shareholders. The change in the shareholders’ equity in 2014 included a $2,419,000 increase in accumulated other comprehensive income, which was the result of the increase in the market value of the available-for-sale securities. The market value of these securities increased as a result of the decrease in long term interest rates since December 31, 2013. The after tax market value of these securities changed from an unrealized loss at December 31, 2013 of $1,777,000 to an unrealized gain of $642,000 at September 30, 2014.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the other notes payable and for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. At September 30, 2014, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $59,071,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

For purposes of determining a bank’s deposit insurance assessment, the FDIC has issued regulations that define a "well capitalized" bank as one with a leverage ratio of 5% or more and a total risk-based capital ratio of 10% or more. At September 30, 2014, the Bank's leverage and total risk-based capital ratios were 10.38% and 13.78%, respectively, which exceed the well-capitalized thresholds.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of September 30, 2014, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

Item 1A.       Risk Factors

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2013, other than the addition of the following:

The pendency of our merger with BB&T could have a negative impact on our business.

On September 5, 2014, the Company entered into an agreement and plan of merger with BB&T, pursuant to which the Company will merge into BB&T, with BB&T as the surviving entity. The announcement and pendency of the merger may have a negative impact on our business, financial results and operations or disrupt our business by:

•	legal claims from purported shareholders challenging the merger;

•	intensifying competition as our competitors may seek opportunities related to our pending merger;

•	affecting our relationships with our customers, vendors and employees;

•	limiting certain of our business operations prior to completion of the merger which may prevent us from pursuing certain opportunities without BB&T’s approval;

•	causing us to forego certain opportunities we might otherwise pursue absent the pending merger;

•	impairing our ability to attract, recruit, retain, and motivate current and prospective employees who may be uncertain about their future roles and relationships with BB&T following the completion of the merger; and

•	creating distractions from our strategy and day-to-day operations for our employees and management and a strain on resources.

The failure to complete the merger could negatively impact our business.

We anticipate our merger will conclude in the first half of 2015, pending regulatory approval. However, there is no assurance that our merger with BB&T will occur or that the conditions to the merger will be satisfied in a timely manner or at all. Further, there is no assurance that any event, change or other circumstances that could give rise to the termination of the agreement and plan of merger will not occur. If the proposed merger or a similar transaction is not completed, the price of our common shares may drop to the extent that the current market price of our common shares reflects an assumption that a transaction will be completed. Certain costs associated with the merger are already incurred or may be payable even if the merger is not completed. Further, a failed transaction may result in negative publicity and a negative impression of us in the investment community. Finally, any disruptions to our business resulting from the announcement and pendency of the merger and from intensifying competition from our competitors, including any adverse changes in our relationships with our customers, vendors and employees or recruiting and retention efforts, could continue or accelerate in the event of a failed transaction. There can be no assurance that our business, these relationships or our financial condition will not be negatively impacted, as compared to the condition prior to the announcement of the merger, if the merger is not consummated.

Item 2.         Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable

Item 3.         Defaults Upon Senior Securities

Not applicable

Item 4.         Mine Safety Disclosures

Not applicable

Item 5.         Other Information

None

Item 6.         Exhibits

Exhibit Number	Description
2.1	Agreement and Plan of Merger, dated September 5, 2014, between BB&T Corporation and The Bank of Kentucky Financial Corporation (Incorporated by reference to Exhibit 2.1 to the Form 8-K filed on September 11, 2014)
10.1	Voting and Support Agreement, dated September 5, 2014 among BB&T Corporation, The Bank of Kentucky Financial Corporation and the individual signatories thereto (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on September 11, 2014)
10.2	Amendment #3 to The Bank of Kentucky, Inc. Private Pension Plan (Incorporated by reference to Exhibit 10.1 to the Form 8-K filed on October 31, 2014)
31.1	Rule 13a – 14(a) Certification of Robert W. Zapp
31.2	Rule 13a – 14(a) Certification of Martin J. Gerrety
32.1	Section 1350 Certification of Robert W. Zapp
32.2	Section 1350 Certification of Martin J. Gerrety
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

The Bank of Kentucky Financial Corporation

Date:	November 7, 2014	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	November 7, 2014	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary (principal financial officer)

