Form 10-K
period 2014-12-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2015-03-12
CIK 934547

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the Fiscal Year Ended December 31, 2014

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

Yes ☐ No ☒

The aggregate market value of the voting Common Stock held by non-affiliates of the registrant as of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $239,876,000.

At March 9, 2015, there were 7,737,398 shares of the registrant’s Common Stock issued and outstanding.

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

The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured with or by real estate. Loans secured with real estate are further broken down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2014 are:

•	Residential real estate loans - $273 million or 22% of loans. These loans are secured by residential properties, where the repayment comes from the borrower’s personal cash flows and liquidity, and collateral values are a function of residential real estate values in the markets we serve.

•	Commercial real estate loans - $400 million or 32% of loans. This loan type includes non-owner-occupied commercial real estate loans and construction and land development loans. These loans are made to borrowers where the primary source of repayment is derived from the cash flows generated by the real estate collateral. These loans are secured by property such as apartment complexes, retail centers and land which is being developed and sold.

•	Owner-occupied commercial real estate loans - $296 million or 23% of loans. These are loans secured by real estate where the operating business is the source of repayment. These properties serving as collateral are characterized as industrial, warehouse or office.

BKFC’s senior management monitors and evaluates financial performance on a company-wide basis. All of BKFC’s financial service operations are similar, and considered by management to be aggregated into one reportable operating segment for purposes of generally accepted accounting principles, although certain management responsibilities are assigned by business line. Accordingly, all of BKFC’s operations are aggregated in one reportable operating segment in this Annual Report on Form 10-K (this “Annual Report”). Revenue, net income and total assets for the years ended December 31, 2014, 2013 and 2012 are presented below:

	For the year ended December 31,

	2014	2013	2012
	(Dollars in thousands)
Revenue:
Net Interest Income	$55,860	$55,254	$56,185
Non-interest Income	23,154	24,011	22,421
Total Revenue	79,014	79,265	78,606
Net Income	$18,316	$19,765	$18,145
Total Assets	$1,931,656	$1,857,492	$1,844,104

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

On December 11, 2009, the Bank completed the purchase of three banking offices of Integra Bank Corporation’s wholly-owned bank subsidiary, Integra Bank N.A. (“Integra Bank”), located in Crittenden, Dry Ridge and Warsaw, Kentucky and a portfolio of selected commercial loans originated by Integra Bank’s Covington, Kentucky loan production office. This transaction also included the deposits of two additional branches in northern Kentucky where the banking offices were excluded. This transaction added $76 million in deposits and $51 million in loans. The deposits were purchased at a premium of 6.50%, while the loans were purchased at an approximate 1% discount. The acquisition included a core deposit intangible asset of $1.579 million and goodwill of $5.31 million. In a separate transaction, the Bank also bought an additional $49 million in loans from Integra Bank in the third quarter and $7 million in the fourth quarter of 2009 at an approximate 1% discount. None of these purchased loans had shown evidence of credit deterioration at the time of the acquisition.

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

Pending Merger

On September 8, 2014, BKFC and BB&T Corporation (NYSE: BBT) (“BB&T”) announced the signing of a definitive agreement under which BB&T will acquire BKFC in a cash and stock merger for total consideration valued at approximately $363 million. Under the terms of the agreement, which was approved by the shareholders of BKFC and the Board of Directors of each company, shareholders of BKFC will receive 1.0126 shares of BB&T common stock and $9.40 of cash for each share of BKFC common stock. Based on BB&T’s 14-day average closing price of $37.13 as of September 4, 2014, shareholders of BKFC will receive $47.00 for each share of BKFC common stock. The merger is subject to customary closing conditions, including receipt of regulatory approvals, and is expected to close in the first half of 2015.

The Current Economic Environment

The year ended December 31, 2014 saw slow growth both nationally and in the geographic markets where we operate.  The United States’ gross domestic product (GDP)  rebounded  strongly from a difficult first quarter in 2014.  For the full year 2014, the economy experienced year-over-year growth of 2.4%.  While the economy continues to show improvement, the rate of growth remains below a historical normalized rate of 3%.

Overall economic growth was further sustained by falling energy prices which help spur consumer spending.  Personal consumption grew at rate of 3.6% for 2014.   Unemployment declined, beginning at 6.7% and ending at 5.6% in 2014.  However, the percent of eligible workforce employed is well below historical averages.  Home values rose slightly and equities, despite much uncertainty, finished the year with substantial gains.

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

The following table sets forth the composition of the Bank’s loan portfolio by type of loan at the dates indicated:

	As of December 31,
	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Nonresidential real estate loans	$592,642	47.0%	$571,221	45.6%	$573,101	47.9%	$523,485	46.2%	$482,173	43.5%
Residential real estate loans	272,531	21.6	283,356	22.7	278,286	23.3	266,268	23.5	260,625	23.5
Commercial loans	233,522	18.5	241,794	19.3	201,384	16.8	193,176	17.1	216,660	19.6
Consumer loans	15,080	1.2	15,806	1.3	16,447	1.4	16,618	1.5	16,546	1.5
Construction and land development loans	104,299	8.3	103,019	8.2	104,498	8.7	104,788	9.3	107,611	9.8
Municipal obligations	42,347	3.4	36,058	2.9	23,128	1.9	27,066	2.4	23,573	2.1
Total loans	$1,260,421	100.0%	$1,251,254	100.0%	$1,196,844	100.0%	$1,131,401	100.0%	$1,107,188	100.0%
Less:
Deferred loan fees	1,516		1,609		1,435		1,447		1,179
Allowance for loan losses	14,639		16,306		16,568		18,288		17,368
Net loans	$1,244,266		$1,233,339		$1,178,841		$1,111,666		$1,088,641

Loan Maturity Schedule. The following table sets forth certain information, as of December 31, 2014, regarding the dollar amount of certain loans maturing in the Bank’s portfolio based on their contractual terms to maturity and the dollar amount of such loans that have fixed or variable rates within certain maturity ranges ending after 2014:

		Due after 1 year to 5	Due after 5
	Due within one year	years	years	Total
	(Dollars in thousands)
Commercial loans	$119,899	$102,919	$10,704	$233,522
Construction and land development loans	104,299	-	-	104,299
Total	$224,198	$102,919	$10,704	$337,821
Interest sensitivity:
With fixed rates		$47,771	$5,606
With variable rates		55,148	5,098
Total		$102,919	$10,704

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

At December 31, 2014, the Bank had a total of $593 million in nonresidential real estate loans, the vast majority of which were secured by property located in the northern Kentucky and the Greater Cincinnati metropolitan area. Owner-occupied nonresidential real estate was $296 million of the total nonresidential real estate loans. Total nonresidential real estate loans comprised approximately 47% of the Bank’s total loans at such date, $4.46 million of which were classified as non-performing.

Residential Real Estate Loans. The Bank originates permanent conventional loans secured by first mortgages on single-family and 1-4 family residential properties located in the northern Kentucky area. The Bank also originates loans for the construction of residential properties and home equity loans secured by second mortgages on residential real estate. Each such loan is secured by a mortgage on the underlying real estate and any improvements thereon.

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

The aggregate amount of the Bank’s residential real estate loans equaled approximately $273 million at December 31, 2014 and represented 22% of total loans at such date. At December 31, 2014, the Bank had $2.96 million of non-performing loans of this type.

Loans Held for Sale. The Bank originates residential real estate loans to be sold, service released, subject to commitment to purchase in the secondary market. These loans are fixed rate with terms ranging from fifteen to thirty years. At December 31, 2014, these loans totaled $2.3 million.

Commercial Loans. The Bank offers commercial loans to individuals and businesses located throughout northern Kentucky and the Greater Cincinnati metropolitan area. The typical commercial borrower is a small to mid-sized company with annual sales under $20 million. The majority of commercial loans are made with adjustable rates of interest tied to the Bank’s prime interest rate. Commercial loans typically have terms of one to five years. In general, commercial lending entails significant risks. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans are secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, the Bank generally obtains personal guarantees from one or more of the principals backing the borrower. At December 31, 2014, the Bank had $234 million, or 19% of total loans, in commercial loans, $687,000 of which were classified as non-performing.

Consumer Loans. The Bank makes a variety of consumer loans, including automobile loans, recreational vehicle loans and personal loans. Such loans generally have fixed rates with terms from three to five years. Consumer loans involve a higher risk of default than residential real estate loans, particularly in the case of consumer loans that are unsecured or secured by depreciating assets, such as automobiles. Repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation, and the remaining deficiency may not warrant further substantial collection efforts against the borrower. In addition, consumer loan collections depend on the borrower’s continuing financial stability, and thus are more likely to be adversely affected by job loss, illness or personal bankruptcy. Various federal and state laws, including federal and state bankruptcy and insolvency laws, may also limit the amount that can be recovered on such loans. At December 31, 2014, the Bank had $15 million, or 1% of total loans, in consumer loans, $37,000 of which were classified as non-performing.

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

Construction and land development loans involve greater underwriting and default risks than do loans secured by mortgages on improved and developed properties, due to the effects of general economic conditions on real estate developments, developers, managers and builders. In addition, such loans are more challenging to evaluate and monitor. Loan funds are advanced upon the security of the project under construction, which is more challenging to value before the completion of construction. Moreover, because of the uncertainties inherent in estimating construction costs, it is challenging to evaluate accurately the value upon completion and the total loan funds required to complete a project. In the event a default on a construction or land development loan, it may be necessary for the Bank to take control of the project and attempt either to arrange for completion of construction or dispose of the unfinished project. At December 31, 2014, a total of $104 million, or approximately 8% of the Bank’s total loans, consisted of construction and land development loans, $1.68 million of which were classified as non-performing.

Municipal Obligations. The Bank makes loans to various Kentucky municipalities for various purposes, including the construction of municipal buildings and equipment purchases. Loans made to municipalities are usually secured by mortgages on the properties or financed by a lien on equipment purchased or by the general taxing authority of the municipality and provide certain tax benefits for the Bank. At December 31, 2014, the Bank had $42 million, or 3% of total loans, invested in municipal obligation loans, none of which were classified as non-performing.

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

The aggregate amounts of the Bank’s classified assets at December 31, 2014 and 2013 were as follows:

	12/31/14	12/31/13
	(Dollars in thousands)
Special mention (risk rating 6)	$22,768	$27,590
Substandard (risk rating 7 & 8)	41,579	56,027
Doubtful (risk rating 9)	0	0

Total classified assets	$64,347	$83,617

The following table reflects the amount of loans that are in delinquent status of 30 to 89 days as of December 31, 2014 and 2013. Loans that are delinquent 90 days or more are included in the non-accrual loans noted below.

	12/31/14	12/31/13
	(Dollars in thousands)
Loans delinquent
30 to 59 days	$3,760	$4,271
60 to 89 days	268	1,543

Total delinquent loans	$4,028	$5,814

Ratio of total delinquent loans 30 to 89 days to total loans	0.31%	0.46%

The following table sets forth information with respect to the Bank’s non-performing assets for the periods indicated. In addition, the Bank evaluates loans to identify those that are “impaired.” Impaired loans are those for which management has determined that it is probable that the customer will be unable to comply with the contractual terms of the loan. Loans so identified are reduced (i) to the fair value of the collateral securing the loan, (ii) to the present value of expected future cash flows, or (iii) to the market price of the loan based upon readily available information for that type of loan, by the allocation of a portion of the allowance for loan losses to the loan. As of December 31, 2014, the Bank had designated $17 million as impaired loans, and a portion of these loans were included in the non-accrual and 90 days past due and troubled debt restructurings totals below. Management evaluates for impairment all loans selected for specific review during its quarterly allowance for loan losses analysis. Generally, the impairment analysis does not address smaller balance consumer credits.

	At December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Loans accounted for on a non-accrual basis:(1)
Nonresidential real estate	$4,458	$9,156	$12,138	$6,628	$6,311
Residential real estate	2,950	5,360	5,243	5,325	4,208
Construction	1,678	510	1,075	1,897	5,329
Commercial	687	385	740	1,175	4,749
Consumer and other	9	6	48	626	51
Total	9,782	15,417	19,244	15,651	20,648
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$0	$0	$0	$0	$68
Residential real estate	7	0	17	112	263
Construction	0	0	0	0	0
Commercial	0	0	0	74	0
Consumer and other loans	28	21	22	33	83
Total	35	21	39	219	414
Total non-performing loans	$9,817	$15,438	$19,283	$15,870	$21,062

Percentage of total loans	.78%	1.24%	1.61%	1.40%	1.90%

Other real estate owned(2)	$6,670	$5,305	$5,396	$5,844	$795

Troubled debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans(3)	$6,099	$8,816	$6,046	$13,306	$6,135
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	$4,222	$8,246	$11,095	$1,923	$2,186
Total troubled debt restructured loans	$10,321	$17,062	$17,141	$15,229	$8,321

(1)	A loan is generally placed on non-accrual status if: (i) the loan becomes 90 days or more past due or (ii) payment in full of both principal and interest for the loan cannot be reasonably expected. Payments received on a non-accrual loan are applied to principal, until qualifying for return to accrual method.

(2)	Consists of real estate acquired through foreclosure, which is carried at fair value less estimated selling expenses.

(3)	Consists of accruing TDR loans to borrowers experiencing financial difficulties where the Bank made certain concessionary modifications to the loan’s contractual terms such as interest rate reductions, principal forgiveness and other actions intended to minimize or eliminate the economic loss and to avoid foreclosure or repossession of collateral. TDRs accrue interest as long as the borrower complies with the modified terms.

The amount of gross interest income that would have been recorded for nonaccrual loans in 2014 if loans had been current in accordance with their original terms was $609,000 and $789,000 for 2013.

The credit quality table detailing loans by grade, the non-performing loan table and the aging of past due table include measurements which management believes are the best indicators of potential problem loans and there were no other known potential problem loans beyond what is disclosed in these tables at December 31, 2014.

Allowance for Loan Losses. While management believes that it uses the best information available to determine the allowance for loan losses, unforeseen market conditions could result in adjustments, and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. At December 31, 2014, the Bank’s allowance for loan losses totaled $14.6 million.

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

The following table provides an allocation of the Bank’s allowance for loan losses as of each of the following dates:

At December 31,
	2014		2013		2012		2011		2010
Need header for each Column, wouldn’t fit Loan type:	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans	Amount	Percentage of Loans in each Category to Total Loans
	(Dollars in thousands)
Commercial	$3,297	22%	$3,247	19%	$2,716	17%	$3,207	17%	$3,440	20%
Residential real estate	3,519	24	4,554	23	4,272	23	2,591	24	2,431	23
Nonresidential real estate	6,388	44	6,502	46	6,991	48	7,614	46	8,126	44
Construction	998	7	1,538	8	1,964	9	4,701	9	3,150	10
Consumer	312	2	373	1	584	1	162	2	166	1
Municipal obligations	125	1	92	3	41	2	13	2	55	2
Total allowance for loan losses	$14,639	100%	$16,306	100%	$16,568	100%	$18,288	100%	$17,368	100%

The Bank’s allowance for loan losses decreased from $16.3 million at December 31, 2013, to $14.6 million at December 31, 2014. Because the loan loss allowance is based on estimates, it is monitored on an ongoing basis and adjusted as necessary to provide an adequate allowance. For further discussion on the allowance for loan losses see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Annual Report.

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

The following table sets forth the composition of the Bank’s securities portfolio, at the dates indicated:

	At December 31,
	2014		2013		2012
	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
	(Dollars in thousands)
Held-to-maturity securities:

Municipal and other obligations	$73,629	$73,934	$77,010	$76,457	$66,843	$68,504

Total held-to-maturity securities	$73,629	$73,934	$77,010	$76,457	$66,843	$68,504

Available-for-sale securities:
U.S. Government, Federal Agency and Government Sponsored Enterprises	$90,439	$89,684	$122,905	$120,139	$127,416	$128,477
U.S. Government Mortgage-Backed	206,786	210,604	219,986	220,059	180,019	184,907
Corporate obligations	850	850	925	925	1,060	1,060

Total available-for-sale securities	$298,075	$301,138	$343,816	$341,123	$308,495	$314,444

The following table sets forth the amortized cost of the Bank’s securities portfolio at December 31, 2014 by contractual or expected maturity. Securities with call features are presented at call date if management expects that option to be exercised.

	Maturing within one year		Maturing after one and within five years		Maturing after five and within ten years		Maturing after ten years		Total
	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield	Amortized Cost	Average Yield
(Dollars in thousands)
Held-to-maturity:
Municipal and other obligations (1)	$5,862	2.90%	$32,851	2.78%	$34,916	2.95%	$-	-%	$73,629	2.87%
Available- for- sale:
Corporate obligations	-	0.00%	-	0.00%	850	0.28%	-	-	850	0.28%
U.S. Government, Federal Agency and Government Sponsored Enterprises	14,591	.83%	70,541	1.46%	5,307	1.96%	-	-	90,439	1.39%
U.S. Government Mortgage-Backed	48,543	2.00%	89,416	2.37%	68,827	2.35%	-	-	206,786	2.28%
Totals	$68,996	1.83%	$192,808	2.11%	$109,900	2.41%	$-	-%	$371,704	2.17%

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

The Bank also uses retail repurchase agreements as a source of funds. These agreements essentially represent borrowings by the Bank from customers with maturities of three months or less. Certain securities are pledged as collateral for these agreements. At December 31, 2014, the Bank had $25.7 million in retail repurchase agreements.

The Bank also entered into a capital lease obligation for a branch in 1997 with a term of 20 years and a monthly payment of $4,000.

Deposits. Deposits are attracted principally from within the Bank’s designated lending area through the offering of numerous deposit instruments, including regular passbook savings accounts, negotiable order of withdrawal (“NOW”) accounts, money market deposit accounts, term certificate accounts and individual retirement accounts (“IRAs”). Interest rates paid, maturity terms, service fees and withdrawal penalties for the various types of accounts are established periodically by the Bank’s Board of Directors based on the Bank’s liquidity requirements, growth goals and market trends. The Bank may on occasion use brokers to attract deposits. The Bank did not have brokered deposits as of December 31, 2014.

The following table presents the amount of the Bank’s jumbo certificates of deposit with principal balances greater than $100,000 by the time remaining until maturity as of December 31, 2014:

Maturity	At December 31, 2014
(In thousands)

Three months or less	$21,451
Over 3 months to 6 months	29,380
Over 6 months to 12 months	30,029
Over 12 months	33,462
Total	$114,322

The following table presents the average daily deposits for the years ended December 31, 2014, 2013 and 2012, and the average rates paid on those deposits are summarized in the following table:

	At December 31,
	2014		2013		2012
	Average Balance	Average Rate paid	Average Balance	Average Rate paid	Average Balance	Average Rate paid
	(Dollars in thousands)
Demand deposits	$337,657	0.00%	$328,998	0.00%	$290,654	0.00%

Savings and transaction accounts:
Savings	365,284	0.14%	386,995	0.15%	372,201	0.20%
Interest bearing checking	559,639	0.18%	496,530	0.18%	447,714	0.22%

Time deposits:
Deposits of $100,000 or more	112,472	0.63%	120,763	0.63%	135,055	0.86%
Other time deposits	186,738	0.69%	205,664	0.71%	243,056	0.98%

Total deposits	$1,561,790	0.23%	$1,538,950	0.24%	$1,488,680	0.35%

Short-Term Borrowings. In addition to repurchase agreements, the Bank has agreements with correspondent banks to purchase federal funds on an as needed basis to meet liquidity needs.

The following table sets forth the maximum month-end balance amount of the Bank’s outstanding short-term borrowings during the years ended December 31, 2014, 2013 and 2012, along with the average aggregate balances of the Bank’s outstanding short-term borrowings for such periods:

	During year ended December 31,
	2014	2013	2012
	(Dollars in thousands)
Maximum balance at any month-end during the period	$57,653	$32,514	$41,408

Average balance	32,785	27,947	26,060

Weighted average interest rate	0.20%	0.22%	0.30%

The following table sets forth certain information as to short-term borrowings at the dates indicated:

	December 31,
	2014	2013	2012
Short-term borrowings outstanding	$45,703	$27,643	$41,408
Weighted average interest rate	0.20%	0.20%	0.26%

Long-Term Borrowings. Long-term borrowings consist of $10 million in advances from the Federal Home Loan Bank, $18.6 in trust preferred securities, $20 million in subordinate debentures issued by US Bank and a $1.7 note payable from US Bank. Further details of these borrowings can be found in note 8 of the accompanying financial statement.

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

The following table sets forth the amounts of the Bank’s interest-earning assets and interest-bearing liabilities outstanding at December 31, 2014, which are scheduled to re-price or mature in each of the time periods shown. The amounts of assets and liabilities shown which re-price or mature in a given period were determined in accordance with the contractual terms of the asset or liability. The table shows that the maturity or re-pricing of the Bank’s liabilities exceed the contractual terms to maturity or re-pricing of the Bank’s earning assets in a twelve-month period by $203 million.

	Within 3 months	4 - 12 months	1 through 5 years	Over 5 years	Total
	(Dollars in thousands)
Interest-earning assets:
Federal funds sold	$106,142	$-	$-	$-	$106,142
Interest bearing deposits with banks	252	-	-	-	252
Securities	16,041	62,877	187,901	112,798	379,617
Loans receivable (1)	650,019	194,254	391,442	28,776	1,264,491

Total interest-earning assets	772,454	257,131	579,343	141,574	1,750,502

Interest-bearing liabilities:
Savings deposits	153,595	-	-	-	153,595
Money market deposit accounts	187,207	-	-	-	187,207
NOW accounts	605,686	-	-	-	605,686
Certificates of deposit	46,047	116,393	94,738	2	257,180
IRAs	14,113	14,308	12,905	16	41,342
Repurchase agreements	25,703	-	-	-	25,703
Other Borrowings	20,000	-	-	-	20,000
Notes payable	39,667	10,000	-	658	50,325

Total interest-bearing liabilities	1,092,018	140,701	107,643	676	1,341,038

Interest-earning assets less interest-bearing liabilities	$(319,564)	$116,430	$471,700	$140,898	$409,464

Cumulative interest-rate sensitivity gap	$(319,564)	$(203,134)	$268,566	$409,464

Cumulative interest-rate gap as a percentage of total interest earning assets	(18.26)%	(11.60)%	15.34%	23.39%

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

Due to the Bank’s size relative to the many other financial institutions in its market, management believes that the Bank does not have a substantial share of the deposit and loan markets. The table below presents FDIC deposit data regarding the Bank’s deposit market share. The June 2014 data set forth below are the most current data available from the FDIC at this time and represents those counties in which the Bank has reported market share for deposits.

Bank Deposit Market Share

($ in thousands)

Market (1)	June 2014 Deposits	Deposit Market Share
Boone County, Kentucky	$543,149	25.69%
Campbell County, Kentucky	175,314	13.33%
Gallatin County, Kentucky	28,191	60.54%
Grant County, Kentucky	61,272	24.77%
Kenton County, Kentucky	713,205	29.35%
Pendleton County, Kentucky	23,785	17.43%
Hamilton County, Ohio	30,528	0.05%

_________________(1) Source: FDIC

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

Employees

As of December 31, 2014, the Bank had 282 full-time employees and 67 part-time employees. The Bank believes that relations with its employees are good. None of the employees of the Bank are represented by a labor union or subject to a collective bargaining agreement.

Regulation and Supervision

The following discussion describes elements of an extensive regulatory framework applicable to bank holding companies and banks and specific information about BKFC. Federal and state regulation of banks and their holding companies is intended primarily for the protection of depositors and the Deposit Insurance Fund (“DIF”), rather than for the protection of shareholders and creditors. A change in statutes, regulations or policies could have a material impact on the business of BKFC and its subsidiaries, including changes resulting from the passage of the Dodd-Frank Act in 2010 and the implementation of rulemaking under the Dodd-Frank Act that has continued through 2015, as described in more detail below. BKFC and its subsidiaries may also be affected by future legislation and rulemaking that can change banking statutes in substantial and unexpected ways and by the actions of the Board of Governors of the Federal Reserve System (the “FRB”) as it attempts to control the money supply and credit availability in order to influence the economy.

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

Kentucky law limits loans or other extensions of credit to any borrower to 20% of the Bank’s paid-in capital and actual surplus. Such limit is increased to 30% if the borrower provides good collateral security or executes to it a mortgage upon real or personal property with a cash value exceeding the amount of the loan. Loans or extensions of credit to certain borrowers are aggregated, and loans secured by certain government obligations are exempt from these limits. At December 31, 2014, the maximum the Bank could lend to any one borrower generally equaled $23 million and equaled $34 million if the borrower provided collateral with a cash value in excess of the amount of the loan. Federal banking laws and regulations also limit the transfer of funds or other items of value, including pursuant to the provision of loans, from banks to their affiliates.

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

The Dodd-Frank Act. The Dodd-Frank Act represents a significant overhaul of many aspects of the regulation of the financial-services industry. The Dodd-Frank Act implements numerous and far-reaching changes that affect financial companies, including banks and bank holding companies such as BKFC by, among other things:

•	centralizing responsibility for consumer financial protection by creating a new independent agency, the Consumer Financial Protection Bureau, with responsibility for implementing, enforcing and examining for compliance with federal consumer financial laws;

•	applying the same leverage and risk-based capital requirements that apply to insured depository institutions to bank holding companies;

•	requiring the FDIC to seek to make its capital requirements for banks countercyclical so that the amount of capital required to be maintained increases in times of economic expansion and decreases in times of economic contraction;

•	changing the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible capital;

•	implementing corporate governance revisions, including with regard to executive compensation and proxy access by shareholders, that apply to all public companies, not just financial institutions;

•	making permanent the $250,000 limit for federal deposit insurance and increasing the cash limit of Securities Investor Protection Corporation protection from $100,000 to $250,000, and providing unlimited federal deposit insurance until December 31, 2012, for non-interest-bearing demand transaction accounts at all insured depository institutions;

•	repealing the federal prohibitions on the payment of interest on demand deposits, thereby permitting depository institutions to pay interest on business transaction and other accounts; and

•	prohibiting banks and their affiliates from engaging in proprietary trading and investing in and sponsoring hedge funds and private equity funds.

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

Regulatory Capital Requirements.

BKFC and the Bank are each required to comply with applicable capital adequacy standards established by banking regulators. The current risk-based capital standards applicable to BKFC and the Bank, parts of which are currently in the process of being phased-in, are based on Basel III (as defined below).

The FRB has adopted risk-based capital guidelines for bank holding companies. Prior to January 1, 2015, such companies were required to maintain adequate consolidated capital to meet the minimum ratio of total capital to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) (the “Total Risk-Based Ratio”) of 8%. At least half of the minimum-required total capital of 8% was required to comprise Tier 1 Capital, which consists of common shareholders’ equity, minority interests in the equity of consolidated subsidiaries and a limited amount of perpetual preferred stock, less goodwill and certain other intangibles (“Tier 1 Risk-Based Ratio”). The remainder of total capital may consist of subordinated and qualifying convertible debt, other preferred stock and a limited amount of loan and lease loss allowances.

The FRB also has established minimum leverage ratio guidelines for bank holding companies. Prior to January 1, 2015, the guidelines provided for a minimum ratio of Tier 1 Capital to average total assets (excluding the loan and lease loss allowance, goodwill and certain other intangibles, and portions of certain nonfinancial equity investments) (the “Leverage Ratio”) of 3% for bank holding companies that met specified criteria, including having the highest regulatory rating. All other bank holding companies were required to maintain a Leverage Ratio of 4% to 5%. The guidelines further provide that bank holding companies making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels.

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

Basel III. In 2010, the Group of Governors and Heads of Supervisors of the Basel Committee on Banking Supervision, the oversight body of the Basel Committee, published its “calibrated” capital standards for major banking institutions (“Basel III”). Under these standards, when fully phased in, banking institutions will be required to maintain heightened Tier 1 common equity, Tier 1 capital and total capital ratios, as well as maintaining a “capital conservation buffer.” As proposed, Basel III provides for the Tier 1 common equity and Tier 1 capital ratio requirements to be phased in incrementally between January 1, 2014 and January 1, 2015; the deductions from common equity made in calculating Tier 1 common equity (for example, for mortgage servicing assets, deferred tax assets and investments in unconsolidated financial institutions) to be phased in incrementally over a four-year period commencing on January 1, 2014; and the capital conservation buffer to be phased in incrementally between January 1, 2016 and January 1, 2019. The Basel Committee also announced that a “countercyclical buffer” of 0% to 2.5% of common equity or other fully loss-absorbing capital “will be implemented according to national circumstances” as an “extension” of the conservation buffer. The final package of Basel III reforms was approved by the G20 leaders in November 2010 and is subject to individual adoption by member nations. The U.S. banking regulators adopted the final rules for U.S. banking organizations implementing Basel III requirements (the “Final Rules”) in July 2013.

U.S. Implementation of Basel III. The Final Rules establish a comprehensive capital framework and implement the Basel III reforms and certain changes required by the Dodd-Frank Act. Under the Final Rules, minimum requirements will increase for both the quantity and quality of capital held by banking organizations. Consistent with the international Basel III framework, the Final Rules include a new minimum ratio of common equity tier 1 capital (Tier 1 Common) to risk-weighted assets and a Tier 1 Common capital conservation buffer of 2.5% of risk-weighted assets that will apply to all supervised financial institutions. The Final Rules also raise the minimum ratio of tier 1 capital to risk-weighted assets and includes a minimum leverage ratio of 4% for all banking organizations. These new minimum capital ratios have become effective for us on January 1, 2015, and will be fully phased-in on January 1, 2019.

Following are the Basel III regulatory capital levels that we must satisfy to avoid limitations on capital distributions and discretionary bonus payments during the applicable transition period, from January 1, 2015 until January 1, 2019:

	January 1, 2015	January 1, 2016	January 1, 2017	January 1, 2018	January 1, 2019
Tier 1 Common capital ratio plus capital conservation buffer	4.5%	5.125%	5.75%	6.375%	7.0%
Tier 1 risk-based capital ratio plus capital conservation buffer	6.0%	6.625%	7.25%	7.875%	8.5%
Total risk-based capital ratio plus capital conservation buffer	8.0%	8.625%	9.25%	9.875%	10.5%

The Final Rules emphasize Tier 1 Common capital, the most loss absorbing form of capital, and implements strict eligibility criteria for regulatory capital instruments. The Final Rules also improve the methodology for calculating risk weighted assets to enhance risk sensitivity. Banks and regulators use risk weighting to assign different levels of risk to different classes of assets.

The following table sets forth the Tier 1 Risk-Based Ratio, Total Risk-Based Ratio and Leverage Ratio for BKFC and the Bank at December 31, 2014:

	At December 31, 2014
	BKFC		Bank
	Amount	Percent	Amount	Percent
	(Dollars in thousands)
Tier 1 risk-based	$190,814	12.13%	$190,807	12.13%
Requirement	62,908	4.00	62,931	4.00
Excess	$127,906	8.13%	$127,876	8.13%

Total risk-based	$217,453	13.83%	$217,446	13.82%
Requirement	125,816	8.00	125,863	8.00
Excess	$91,637	5.83%	$91,583	5.82%

Leverage ratio	$190,814	10.30%	$190,807	10.34%
Requirement	74,122	4.00	73,807	4.00
Excess	$116,692	6.30%	$117,000	6.34%

The FDIC may require an increase in a bank’s risk-based capital requirements on an individualized basis to address the bank’s exposure to a decline in the economic value of its capital due to a change in interest rates, among other things.

Prompt Corrective Regulatory Action. The FDIC has adopted regulations governing prompt corrective action to resolve the problems of capital deficient and otherwise troubled banks under its regulation. For these purposes, the law establishes three categories of capital deficient institutions: undercapitalized, significantly undercapitalized and critically undercapitalized. At each successively lower defined capital category, an institution is subject to more restrictive and numerous mandatory or discretionary regulatory actions or limits, and the FDIC has less flexibility in determining how to resolve the problems of the institution. The FDIC generally can downgrade an institution’s capital category, notwithstanding its capital level, if, after notice and opportunity for hearing, the institution is deemed to be engaging in an unsafe or unsound practice because it has not corrected deficiencies that resulted in it receiving a less than satisfactory examination rating on matters other than capital or it is deemed to be in an unsafe or unsound condition. An undercapitalized institution must submit a capital restoration plan to the FDIC within 45 days after it becomes undercapitalized. Such institution will be subject to increased monitoring and asset growth restrictions and will be required to obtain prior approval for acquisitions, branching and engaging in new lines of business. Furthermore, critically undercapitalized institutions must be placed in conservatorship or receivership within 270 days of reaching that capitalization level, except under limited circumstances. At year-end 2014, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

The FDIC has adopted regulations to implement the prompt corrective action legislation. Prior to January, 2015, an institution was deemed to be “well capitalized” if it had a Total Risk-Based Ratio of 10% or greater, a Tier 1 Risk-Based Ratio of 6% or greater, and a Leverage Ratio of 5% or greater. An institution was “adequately capitalized” if it had a Total Risk-Based Ratio of 8% or greater, a Tier 1 Risk-Based Ratio of 4% or greater and generally a Leverage Ratio of 4% or greater. An institution was “undercapitalized” if it had a Total Risk-Based Ratio of less than 8%, a Tier 1 Risk-Based Ratio of less than 4%, or generally a Leverage Ratio of less than 4% (3% or less for institutions with the highest examination rating). An institution was deemed to be “significantly undercapitalized” if it had a Total Risk-Based Ratio of less than 6%, a Tier 1 Risk-Based Ratio of less than 3%, or a Leverage Ratio of less than 3%. An institution was considered to be “critically undercapitalized” if it had a ratio of tangible equity (as defined in the regulations) to total assets that is equal to or less than 2%.

Effective January 1, 2015, the Basel III capital rules have revised the “prompt corrective action” directives by (i) introducing a Tier 1 common equity ratio requirement at each level (other than critically undercapitalized), with the required Tier 1 common equity ratio being 6.5% for well-capitalized status; (ii) increasing the minimum Tier 1 capital ratio requirement for each category, with the minimum Tier 1 capital ratio for well-capitalized status being 8% (compared with the current 6%); and (iii) eliminating the current provision that provides that a bank with a composite supervisory rating of 1 may have a 3% leverage ratio and still be adequately capitalized. The Basel III Capital Rules do not change the total risk-based capital requirement for any “prompt corrective action” category. The Bank expects to meet all the well capitalized levels of the Basel III Capital Rules.

The Bank’s capital levels at December 31, 2014 met the standards for the highest level, a “well-capitalized” institution.

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

In 2014, BKFC paid a cash dividend of $0.72 per share totaling approximately $5.5 million on common stock.

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

On November 12, 2009, the FDIC adopted regulations that require all depository institutions to prepay on December 30, 2009 their estimated risk-based insurance assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2013. At that same time, institutions were also required to pay their regular quarterly assessments for the third quarter of 2009. An institution’s quarterly risk-based deposit insurance assessments thereafter would be paid from the amount the institution prepaid until that amount was exhausted or until June 30, 2014, when any amount remaining would be returned to the institution. The prepaid assessment amount was $0 and $0 on December 30, 2014 and 2013, respectively. On July 1, 2013, the FDIC returned $1,159,000 to the Bank as the restoration plan came to an end.

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

FRB Reserve Requirements. FRB regulations currently require banks to maintain reserves of 3% of net transaction accounts (primarily demand and NOW accounts) up to $75.7 million of such accounts (subject to an exemption of up to $13.3 million), and of 10% of net transaction accounts in excess of $75.7 million. At December 31, 2014, the Bank was in compliance with this reserve requirement, which was $11,434,000.

Acquisitions of Control. Acquisitions of controlling interests of BKFC and the Bank are subject to the limitations in federal and state laws. These limits generally require regulatory approval of acquisitions of specified levels of stock of any of these entities. Acquisitions of BKFC or the Bank by merger or pursuant to the purchase of assets also require regulatory approval.

Federal Home Loan Banks. The FHLBs provide credit to their members in the form of advances. The Bank is a member of the FHLB of Cincinnati and must maintain an investment in the capital stock of the FHLB of Cincinnati that consists of two components, the first is the membership component which is equal to 0.15% of the Bank’s total assets, and the second is an activity component that is equal to 2% to 4% of the Bank’s outstanding advances. The Bank is in compliance with this requirement with an investment in stock of the FHLB of Cincinnati of $4,850,000 and,$5,099,000 at December 31, 2014 and 2013 respectively. Generally, FHLBs are not permitted to make new advances to a member without positive tangible capital.

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

Risks Related to Our Business

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

At December 31, 2014, $593 million, or 47%, of our loan portfolio consisted of nonresidential real estate loans. Nonresidential real estate loans generally expose a lender to greater risk of non-payment and loss than residential mortgage loans because repayment of the loans often depends on the successful operation of the property and the income stream of the borrowers. Such loans expose us to additional risks because they typically are made on the basis of the borrower’s ability to make repayments from the cash flow of the borrower’s business and are secured by collateral that may depreciate over time. These loans typically involve larger loan balances to single borrowers or groups of related borrowers compared to residential mortgage loans. Because such loans generally entail greater risk than residential mortgage loans, we may need to increase our allowance for loan losses in the future to account for the likely increase in probable incurred credit losses associated with the growth of such loans, which would reduce our net income. Also, many of our nonresidential real estate borrowers have more than one loan outstanding with us. Consequently, an adverse development with respect to one loan or one credit relationship can expose us to a significantly greater risk of loss compared to an adverse development with respect to a residential mortgage loan.

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

There have been numerous actions undertaken in Congress, the Treasury Department, the FRB, the FDIC, the SEC and others in an effort to address the liquidity and credit crisis in the financial industry that followed the sub-prime mortgage market meltdown, which began in late 2007. These measures include the TARP CPP (under which the Treasury Department’s authority to make new investments expired on October 3, 2010); homeowner relief that encourages loan restructuring and modification; the establishment of significant liquidity and credit facilities for financial institutions and investment banks; the lowering of the federal funds rate; emergency action against short selling practices; a temporary guaranty program for money market funds; the establishment of a commercial paper funding facility to provide back-stop liquidity to commercial paper issuers; a mandatory “stress test” requirement for banking institutions with assets in excess of $100 billion to analyze capital sufficiency and risk exposure; and coordinated international efforts to address illiquidity and other weaknesses in the banking sector. The purpose of these legislative and regulatory actions was to help stabilize the U.S. banking system. However, these and any current or future legislative or regulatory initiatives may not have their desired effect, or may have an adverse effect when applied to BKFC.

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

Liquidity refers to the ability of BKFC to ensure sufficient levels of cash to fund operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses and meeting quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. The Bank also has $341 million of securities designated as available-for-sale that can serve as sources of funds as of December 31, 2014.

While management is satisfied that BKFC’s liquidity is sufficient at December 31, 2014 to meet known and potential obligations, any significant restriction or disruption of BKFC’s ability to obtain funding from these or other sources could have a negative effect on BKFC’s ability to satisfy its current and future financial obligations, which could materially affect BKFC’s financial condition.

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

Risks Related to the Merger with BB&T

Because the market price of BB&T common stock may fluctuate, we cannot be certain of the precise value of the stock portion of the merger consideration that our shareholders may receive in the merger.

At the time the merger is completed, each issued and outstanding share of BKFC common stock (other than shares owned by BKFC, BB&T or any of their subsidiaries and shares of BKFC common stock in respect of which dissenter’s rights have been properly exercised and perfected) will be converted into the right to receive consideration in the form of a combination of BB&T common stock and cash.

There will be a time lapse between each of the date on which BKFC shareholders voted to approve the merger agreement at the special meeting, and the date on which BKFC shareholders entitled to receive shares of BB&T common stock actually receive such shares. The market value of BB&T common stock may fluctuate during these periods. Consequently, the actual value of the shares of BB&T common stock received by the BKFC shareholders will depend on the market value of shares of BB&T common stock on that date. This market value may be less or more than the value used to determine the exchange ratio, as that determination will be made with respect to a period occurring prior to the consummation of the merger.

The market price for BB&T common stock may be affected by factors different from those that historically have affected BKFC.

Upon completion of the merger, holders of BKYF common stock will become holders of BB&T common stock. BB&T’s businesses differ from those of BKFC, and accordingly the results of operations of BB&T will be affected by some factors that are different from those currently affecting the results of operations of BKFC.

BKFC’s shareholders will have a reduced ownership and voting interest after the merger and will exercise less influence over management.

Currently, BKFC’s shareholders have the power to approve or reject any matters requiring shareholder approval under Kentucky law and BKFC’s charter and bylaws. After the merger, absent any adjustment made to the ratio of stock component in the merger consideration, BKFC shareholders are expected to become owners of approximately 1.1% of the outstanding shares of BB&T common stock. Even if all former BKFC shareholders voted together on all matters presented to BB&T’s shareholders, from time to time, the former BKFC shareholders most likely would not have a significant impact on the approval or rejection of future BB&T proposals submitted to a shareholder vote.

We may not realize the anticipated benefits of the merger.

BB&T and BKFC entered into the merger agreement with the expectation that BB&T would be able to successfully integrate BKFC’s operations and that the merger would result in various benefits, including, among other things, enhanced revenues and revenue synergies, an expanded market reach and operating efficiencies. Achieving the anticipated benefits of the merger is subject to a number of uncertainties, including whether BB&T is able to integrate and operate BKFC in an efficient and effective manner, and general competitive factors in the market place. The process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of the surviving bank’s businesses or the loss of key personnel. The diversion of management’s attention and any delays or difficulties encountered in connection with the merger and the integration of BKFC’s operations could have an adverse effect on the business, financial condition, operating results and prospects of the surviving entity after the merger. Failure to achieve these anticipated benefits could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy and could have an adverse effect on the surviving entity’s business, financial condition, operating results and prospects.

Among the factors considered by the boards of directors of BB&T and BKFC in connection with their respective approvals of the merger agreement were the benefits that could result from the merger. We cannot give any assurance that these benefits will be realized within the time periods contemplated or even that they will be realized at all.

The merger agreement contains provisions that may discourage other companies from trying to acquire BKFC for greater merger consideration.

The merger agreement contains provisions that may discourage a third party from submitting an acquisition proposal to BKFC that might result in greater value to BKFC’s shareholders than the merger. These provisions include a general prohibition on BKFC from soliciting, or, subject to certain exceptions, entering into discussions with any third party regarding any acquisition proposal or offers for competing transactions. Certain shareholders of BKFC have entered into a voting and support agreement and have agreed to vote their shares of BKFC common stock in favor of the proposal to approve the merger and the proposal to adjourn the special meeting if necessary or appropriate, to solicit additional proxies, and against any alternative transaction. The shareholders that are party to the voting and support agreement described in this paragraph beneficially own in the aggregate approximately 10.3% of the outstanding shares of BKFC common stock as of the record date. In addition, BKFC may be required to pay BB&T a termination fee in certain circumstances involving acquisition proposals for competing transactions.

The merger agreement may be terminated in accordance with its terms and the merger may not be completed.

The merger agreement is subject to a number of conditions which must be fulfilled in order to complete the merger. Those conditions include: the receipt of all required regulatory approvals and expiration or termination of the applicable and all statutory waiting periods in respect thereof, the accuracy of representations and warranties under the merger agreement (subject to the materiality standards set forth in the merger agreement), each party’s readiness to consummate the bank merger, BB&T’s and BKFC’s performance of their respective obligations under the merger agreement in all material respects and each of BB&T’s and BKFC’s receipt of a tax opinion to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code. These conditions to the closing of the merger may not be fulfilled and, accordingly, the merger may not be completed.

In addition, if the merger is not completed by September 5, 2015, either BB&T or BKFC may choose not to proceed with the merger, and the parties can mutually decide to terminate the merger agreement at any time. In addition, BB&T and BKFC may elect to terminate the merger agreement in certain other circumstances. If the merger agreement is terminated under certain circumstances, BKFC may be required to pay a termination fee to BB&T.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of BKFC.

If the merger is not completed for any reason, the ongoing business of BKFC may be adversely affected and, without realizing any of the benefits of having completed the merger, BKFC would be subject to a number of risks, including the following:

•	BKFC may experience negative reactions from the financial markets, including negative impacts on its stock price;

•	BKFC may experience negative reactions from its customers, vendors and employees;

•	BKFC will be required to pay certain costs relating to the merger, whether or not the merger is completed;

•	the merger agreement places certain restrictions on the conduct of BKFC’s businesses prior to completion of the merger. Such restrictions, the waiver of which is subject to the consent of BB&T (not to be unreasonably withheld or delayed), may prevent BKFC from making certain acquisitions or taking certain other specified actions during the pendency of the merger; and

•	matters relating to the merger (including integration planning) will require substantial commitments of time and resources by BKFC management, which would otherwise have been devoted to day-to-day operations and other opportunities that may have been beneficial to BKFC as an independent company.

In addition to the above risks, if the merger agreement is terminated and BKFC’s board of directors seeks another merger or business combination, BKFC shareholders cannot be certain that BKFC will be able to find a party willing to offer equivalent or more attractive consideration than the consideration BB&T has agreed to provide in the merger. If the merger agreement is terminated under certain circumstances, BKFC may be required to pay a termination fee to BB&T.

Regulatory approvals may not be received, may take longer than expected or may impose conditions that are not presently anticipated or cannot be met.

Before the transactions contemplated in the merger agreement may be completed, various approvals must be obtained from the bank regulatory and other governmental authorities. These governmental entities may impose conditions on the granting of such approvals. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying completion of the merger or of imposing additional costs or limitations on the surviving entity following the merger. The regulatory approvals may not be received at any time, may not be received in a timely fashion, and may contain conditions on the completion of the merger that are not anticipated or cannot be met.

BKFC will be subject to business uncertainties while the merger is pending, which could adversely affect its business.

Uncertainty about the effect of the merger on employees and customers may have an adverse effect on BKFC, and, consequently, the surviving entity. These uncertainties may impair BKFC’s ability to attract, retain and motivate key personnel until the merger is consummated and for a period of time thereafter, and could cause customers and others that deal with BKFC to seek to change their existing business relationships with BKFC. Employee retention at BKFC may be particularly challenging during the pendency of the merger, as employees may experience uncertainty about their roles with the surviving entity following the merger.

Shares of BB&T common stock to be received by BKFC shareholders as a result of the merger will have rights different from the shares of BKFC common stock.

Upon completion of the merger, the rights of former BKFC shareholders will be governed by the articles of incorporation and bylaws of BB&T and by North Carolina corporate law. The rights associated with BB&T common stock and the terms of North Carolina corporate law are different from the rights associated with BKFC common stock and the terms of Kentucky corporate law, which currently govern the rights of BKFC shareholders.

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

As previously disclosed in a Current Report on Form 8-K dated January 8, 2015 (the “8-K”) , BKFC , certain members of BKFC’s board of directors and BB&T entered into an agreement in principle with plaintiff regarding the settlement of a putative class action captioned Sector Grid Trading Company v. Bank of Kentucky Financial Corporation, et al., No. 14-C1-2302 (the “Kentucky Action”), pending before the Kenton Circuit Court of the Commonwealth of Kentucky and relating to the merger of BB&T and BKFC. The class action was filed by a shareholder of BKFC on December 9, 2014, naming as defendants BKFC, members of BKFC’s board of directors and BB&T. The plaintiff alleged that BKFC’s board of directors had breached its fiduciary duties to shareholders by entering into the merger agreement with BB&T and further by failing to adequately disclose certain aspects of the transaction. The plaintiff sought to enjoin the transaction or compensatory and punitive damages to be paid to the putative plaintiff class. Pursuant to the agreement in principle, BKFC, with BB&T’s concurrence, agreed to make available additional information to BKFC shareholders. Such additional information has been provided in a supplement filed as an exhibit to the 8-K (the “Supplement”) to, and incorporated by reference in, the Proxy Statement/Prospectus of BB&T and BKFC relating to the merger of BKFC and BB&T, dated December 4, 2014 (the “Proxy Statement”). BKFC, BB&T, and the other defendants deny all of the allegations made by plaintiff in the Kentucky Action and believe the disclosures in the Proxy Statement are adequate under the law. Nevertheless, BKFC, BB&T, and the other defendants have agreed to settle the Kentucky Action in order to avoid the costs, disruption, and distraction of further litigation. BKFC’s 2014 financial statements include a $500,000 accrual for the settlement of this litigation, some of which may be covered by insurance.

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

Fiscal Year 2014	High	Low
First Quarter	$37.98	$33.77
Second Quarter	37.76	33.87
Third Quarter	47.84	34.13
Fourth Quarter	49.07	43.93

Fiscal Year 2013	High	Low
First Quarter	$28.82	$25.34
Second Quarter	27.70	25.85
Third Quarter	30.35	27.01
Fourth Quarter	38.29	27.13

Holders and Dividends. There were 7,717,928 shares of Common Stock outstanding on December 31, 2014, which were held of record by 725 shareholders. The Board of Directors declared cash dividends of $0.18 per share in December 2014, $0.18 per share in September 2014, $0.18 per share in June 2014, $0.18 per share in March 2014. The Board of Directors declared cash dividends of $0.18 per share in December 2013, $0.17 per share in September 2013, $0.17 per share in June 2013, $0.17 per share in March 2013.

There are a number of statutory and regulatory requirements applicable to the payment of dividends by banks and bank holding companies. Please see the section entitled “Regulation and Supervision – Dividend Restrictions” under “Item 1. Business” and Note 18 of the Financial Statements included in this Annual Report for a discussion on the Bank’s current dividend restrictions.

Equity Compensation Plan Information. The following table reflects BKFC’s equity compensation plan’s information as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance
Equity Compensation Plans Approved by Security Holders*	70,680	$24.33	0
Equity Compensation Plans Not Approved by Security Holders	N/A	N/A	N/A
Total	70,680	$24.33	0

(*) Consists of The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 1997, and The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan, approved by the shareholders of BKFC in 2007.

	Number of Securities to be Issued Upon Exercise of Restricted stock units	Number of Securities Remaining Available for Future Issuance

Equity Compensation Plans Approved by Security Holders*	10,820	962,245

Total	10,820	962,245

(*) Consists of The Bank of Kentucky Financial Corporation 2012 Stock Incentive Plan, approved by the shareholders of BKFC in 2012.

		Period Ending

Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Bank of Kentucky Financial Corporation	100.00	106.36	112.87	142.75	218.37	291.11
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95
SNL Bank $1B-$5B	100.00	113.35	103.38	127.47	185.36	193.81

Issuer Purchases. Since January 1, 2010, BKFC has not had any repurchase program in place.

Item 6. Selected Financial Data

SELECTED FINANCIAL DATA

The following is a summary of selected consolidated financial data for The Bank of Kentucky Financial Corporation for the five years ended December 31, 2014. The summary should be read in conjunction with the Financial Statements and Notes to Consolidated Financial Statements.

(Dollars In Thousands	For Year Ended December 31st
Except Per Share Amounts)	2014	2013	2012	2011	2010
Earnings:
Total Interest Income	$60,414	$59,912	$62,524	$64,798	$66,682
Total Interest Expense	4,554	4,658	6,339	9,260	13,273
Net Interest Income	55,860	55,254	56,185	55,538	53,409
Provision for Loan Losses	2,200	4,700	7,000	10,750	15,500
Noninterest Income	23,154	24,011	22,421	20,724	20,714
Noninterest Expense	50,817	46,745	46,338	42,114	42,424
Income Before Income Taxes	25,997	27,820	25,268	23,398	16,199
Federal Income Taxes	7,681	8,055	7,123	6,909	4,528
Net Income	$18,316	$19,765	$18,145	$16,489	$11,671
Preferred Stock Dividend and Discount Accretion	-	-	-	972	2,246
Net Income available to Common Shareholders	$18,316	$19,765	$18,145	$15,517	$9,425
Per Common Share Data:
Basic Earnings	$2.39	$2.63	$2.43	$2.09	$1.61
Diluted Earnings	2.37	2.61	2.41	2.07	1.61
Dividends Declared	0.72	0.69	0.79	0.56	0.56
Balances at December 31:
Total Investment Securities	374,767	418,133	381,287	371,487	285,226
Gross Loans	1,258,905	1,249,645	1,195,409	1,129,954	1,106,009
Allowance for Loan Losses	14,639	16,306	16,568	18,288	17,368
Total Assets	1,931,656	1,857,492	1,844,104	1,744,724	1,664,884
Noninterest Bearing Deposits	370,869	359,199	351,916	283,090	260,992
Interest Bearing Deposits	1,245,010	1,228,386	1,218,091	1,215,731	1,161,320
Total Deposits	1,615,879	1,587,585	1,570,007	1,498,821	1,422,312
Total Shareholders’ Equity	200,721	181,139	170,440	156,570	159,370
Other Statistical Information:
Return on Average Assets	.99%	1.10%	1.04%	1.00%	0.75%
Return on Average Equity	9.52%	11.39%	11.08%	10.41%	8.23%
Dividend Payout Ratio	30.13%	26.24%	32.51%	26.79%	34.78%
Capital Ratios at December 31:
Total Equity to Total Assets	10.39%	9.75%	9.24%	8.97%	9.57%
Tier 1 Leverage Ratio	10.30%	9.61%	9.00%	8.45%	9.41%
Tier 1 Capital to Risk-Weighted Assets	12.13%	11.28%	10.77%	10.26%	11.02%
Total Risk-Based Capital to Risk- Weighted Assets	13.83%	13.37%	13.28%	12.95%	13.77%
Loan Quality Ratios:
Allowance for Loan Losses
To Total Loans at year-end	1.16%	1.30%	1.39%	1.62%	1.57%
Allowance for Loan Losses
To Nonperforming Loans at year end	149.12%	105.62%	85.92%	115.24%	82.46%
Net Charge-Offs to Average Net Loans	0.31%	0.42%	0.77%	0.88%	1.18%

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation

Management’s Discussion and Analysis of Financial Condition

and Results of Operations

December 31, 2014

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

Forward-looking statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to, the following:

•	indications of an improving economy may prove to be premature;

•	general economic or industry conditions could be less favorable than expected, resulting in a deterioration in credit quality, a change in the allowance for credit losses, or a reduced demand for credit or fee-based products and services;

•	changes or volatility in interest rates may adversely impact the value of securities, loans, deposits and other financial instruments and the interest rate sensitivity of our balance sheet as well as our liquidity;

•	our ability to determine accurate values of certain assets and liabilities;

•	the impact of turmoil in the financial markets and the effectiveness of governmental actions taken in response, and the effect of such governmental actions on us, our competitors and counterparties, financial markets generally and availability of credit specifically;

•	changes in the extensive laws, regulations and policies governing financial services companies, including the Dodd-Frank Act and any regulations promulgated thereunder;

•	the potential need to adapt to industry changes in information technology systems, on which the Bank is highly dependent, could present operational issues or require significant capital spending;

•	competitive pressures could intensify and affect the Bank’s profitability, including as a result of continued industry consolidation, the increased availability of financial services from non-banks, technological developments or bank regulatory reform;

•	the effect of the announcement and pendency of our merger with BB&T Corporation (“BB&T”) on our relationships with customers, vendors or employees;

•	the possibility that the merger does not close when expected or at all; and

•	the merger may not produce revenue enhancements or cost savings at levels or within timeframes originally anticipated, or may result in unforeseen integration difficulties.

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”).

OVERVIEW

The business of BKFC consists of holding and administering its interest in the Bank. The Bank conducts basic banking operations from locations in Boone, Kenton, Campbell, Grant, Gallatin and Pendelton Counties in northern Kentucky and Hamilton County in Ohio. The majority of BKFC’s revenue is derived from the Bank’s loan portfolio. The loan portfolio is diversified and the ability of borrowers to repay their loans is not dependent upon any single industry. The majority of the Bank’s loan portfolio, approximately 77%, consists of loans secured by or with real estate. Loans secured by or with real estate are further categorized down by loan type and borrower. Included in loans secured with or by real estate as of December 31, 2014 are residential real estate loans, commercial real estate loans and owner-occupied commercial real estate loans.

Economic Overview

The year ended December 31, 2014 saw slow growth both nationally and in the geographic markets where we operate.  The United States’ gross domestic product (GDP)  rebounded  strongly from a difficult first quarter in 2014.  For the full year 2014, the economy experienced year-over-year growth of 2.4%.  While the economy continues to show improvement, the rate of growth remains below a historical normalized rate of 3%.

Overall economic growth was further sustained by falling energy prices which help spur consumer spending.  Personal consumption grew at rate of 3.6% for 2014.   Unemployment declined, beginning at 6.7% and ending at 5.6% in 2014.  However, the percent of eligible workforce employed is well below historical averages.  Home values rose slightly and equities, despite much uncertainty, finished the year with substantial gains.

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

2014 Performance Overview

On September 5, 2014, BKFC announced that a merger agreement had been reached with BB&T, pursuant to which the Company will merge into BB&T, with BB&T as the surviving entity. As a result, the 2014 results included approximately $1,467,000 in merger related expenses. The effect of this added overhead was a 7% decrease in net income in 2014 compared with 2013.

The results of 2014 also reflect the effects of overall improving credit metrics, which were offset by lower levels of non-interest income. Net charge-offs decreased from $4,962,000 in 2013 to $3,867,000 in 2014 and non-performing loans decreased from $15,438,000 at the end of 2013 to $9,817,000 at the end of 2014. These improving credit quality metrics led the Bank to provide $2,200,000 in the provision for loans losses in 2014 compared to $4,700,000 in 2013. While net charge-offs and non-performing loans both decreased in 2014, they remained at a historically high level. Contributing to the decrease in non-interest income was a 50% decline in mortgage banking income which was driven by an increase in long-term interest rates in 2014, which prompted a decrease in demand for home mortgage loan refinancing.

While the credit metrics showed significant improvement and the economy continued to improve during 2014, BKFC continued to experience levels of defaults and foreclosures higher than historical levels during fiscal 2014. Such default levels have been significantly less compared with other regions of the country. This is due, in part, to the fact that BKFC’s market in northern Kentucky and Cincinnati did not experience as dramatic a rise in real estate values in the years preceding the last recession compared with other markets, such as Florida and California. While BKFC’s local markets have not been affected as severely as other markets, management continues to closely monitor developments in the real estate market, given that the majority of the Bank’s loan portfolio is real estate related.

While the level of resources devoted to the credit review function and working out problem loans continued to be high in 2014, BKFC did not make significant changes to its loan underwriting standards. BKFC’s willingness to make loans to qualified applicants that meet its traditional, prudent lending standards has not changed.

Pending Merger

On September 8, 2014, BKFC and BB&T announced the signing of a definitive agreement under which BB&T will acquire BKFC in a cash and stock merger for total consideration valued at approximately $363 million. Under the terms of the agreement, which was approved by the shareholders of BKFC and the Board of Directors of each company, shareholders of BKFC will receive 1.0126 shares of BB&T common stock and $9.40 of cash for each share of BKFC common stock. Based on BB&T’s 14-day average closing price of $37.13 as of September 4, 2014, shareholders of BKFC will receive $47.00 for each share of BKFC common stock. The merger is subject to customary closing conditions, including receipt of regulatory approvals, and is expected to close in the first half of 2015.

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

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans to be placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of accrued interest is unlikely. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due or (ii) for which payment in full of both principal and interest cannot be reasonably expected. Payments received on a non-accrual loan re applied to principal, until qualifying for return to accrual status.

The general component of the allowance covers non-impaired loans and is based on historical loss experience adjusted for current factors. For loans that are risk rated, the historical loss experience is determined based on the actual loss history experienced by the Company over the most recent four years. These loss ratios are calculated from a migration analysis of the charge offs over this period, but excludes the ratios from the most recent six months period as they are not appropriately seasoned. The loss ratios for loans designated as belonging to homogeneous pools, including smaller balance consumer loans, are calculated for a five year period and a one year period, with the higher of the two loss ratio’s currently used in the allowance calculation. These actual loss experiences are supplemented with other economic factors based on the risks present for each portfolio segment. These economic factors include consideration of the following: levels of and trends in delinquencies and impaired loans; trends in volume and terms of loans; other changes in lending policies, procedures, and practices; experience, ability, and depth of lending management and other relevant staff; national and local economic trends and conditions; industry conditions; and effects of changes in credit concentrations. These factors are consistent within each of the portfolio segments, which have been identified as: commercial, residential real estate, nonresidential real estate, construction, consumer and municipal obligations.

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

FINANCIAL CONDITION

Highlighting the changes to the BKFC balance sheet from December 31, 2013 to December 31, 2014 was a $83,126,000, or 361% increase in federal funds sold. This increase in liquidity from the end of 2013 was the result of higher levels of deposits, short-term borrowings and equity, in addition to lower levels of investment securities, all or which added to the Company’s liquidity. Total deposits increased $28,294,000, or 2%, from the end of 2013 to the end of 2014, while total short-term borrowings increased $18,060,000, or 65%, in the same period. Total capital increased $19,582,000, or 11%, from the end of 2013 to the end of 2014. The increase in capital was a result of an increase in retained earnings, and an increase in accumulated other comprehensive income of $3,768,000. The increase in the comprehensive income was the result of an increase in the market value of BKFC’s available-for-sale security portfolio. The value of the securities portfolio increased as rates moved lower in 2014. Changes on the investment securities portfolio included a $39,985,000, or 12%, decrease in available-for-sale securities, and a $3,381,000, or 4%, decrease in held-to-maturity securities. As a result of these changes, the Bank’s total assets increased $74,164,000, or 4%, from $1,857,492,000 at December 31, 2013 to $1,931,656,000 at December 31, 2014.

Total loans increased $9,167,000, or .7%, from the end of 2013 to the end of 2014. While the growth in loans was .7% from December 31, 2013 to December 31,2014, the average loan growth for the year 2014 was $64,961,000 or 5% compared to 2013. The largest increases in loans from December 31, 2013 to December 31, 2014 came from the nonresidential real estate portfolio, which increased $21,421,000, or 4%, which was partially offset with a $10,825,000 or 4% decrease in the residential real estate portfolio in the same period.

The largest increase in deposits came from interest-bearing transaction NOW accounts, which increased $45,322,000, or 8%, from 2013. Contributing to the increase in NOW accounts was public fund deposits which increased $25,576,000 or 6% from 2013.

The following table illustrates the change in the mix of average assets during 2014 compared with 2013 and 2012. The balance sheet mix was relatively stable in 2014, with an increase in average loans offset by a decrease in average short term investments. The percentage of average assets invested in average loans increased from 65.7% in 2013 to 67.4% in 2014 while average assets invested in short term investments decreased from 2.7% in 2013 to 1.7% in 2014.

Table 1 - Average Assets 2014, 2013 and 2012 (dollars in thousands)

		As a % of		As a % of		As a % of
	2014	total assets	2013	total assets	2012	total assets
Average Assets:
Cash and due from banks	$52,036	2.8%	60,884	3.4%	56,152	3.2%
Short term investments	30,971	1.7%	48,887	2.7%	60,367	3.5%
Other interest-earning assets	5,141	0.3%	5,349	0.3%	5,349	0.3%
Securities	398,183	21.5%	388,878	21.6%	373,029	21.5%
Loans (net of allowance for loan losses)	1,249,697	67.4%	1,184,322	65.7%	1,133,388	65.5%
Premises and equipment	22,666	1.2%	22,545	1.2%	22,986	1.3%
Goodwill and acquisition intangibles	23,617	1.3%	24,168	1.3%	24,857	1.4%
Cash surrender value of life insurance	40,376	2.2%	38,063	2.1%	33,307	1.9%
Other assets	30,842	1.6%	30,036	1.7%	24,173	1.4%
Total average assets	$1,853,529	100.0%	1,803,132	100.0%	1,733,608	100.0%

RESULTS OF OPERATIONS

Summary

2014 vs. 2013. Driven by higher non-interest expense and decreased non-interest income, net income decreased 7% from $19,765,000 for the year ended December 31, 2013, to $18,316,000 for the year ended December 31, 2014. Total non-interest expense increased 9% from $46,745,000 for the year ended December 31, 2013, to $50,817,000 for the year ended December 31, 2014. The increase in non-interest expense included approximately $1,427,000 in merger related expenses and an increase of $799,000, or 60%, in FDIC insurance expense. The merger related expenses were the result of the previously discussed merger agreement with BB&T, while the increase in FDIC insurance expense was the result of an insurance rate increase for the Bank. Total non-interest income decreased $857,000, or 4%, from $24,011,000 in 2013 to $23,154,000 in 2014, as a result of lower mortgage banking income and lower service charges on deposits. Partially offsetting the negative variances in non-interest expense and non-interest income was a decrease in the provision for loan losses of $2,500,000 or 53%, from $4,700,000 in 2013 to $2,200,000 in 2014. The decrease in the provision reflected the overall improved credit metrics and improving economic conditions compared with 2013.

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

Net Interest Income

2014 vs. 2013. Net interest income rose to $55,860,000 in 2014, an increase of $606,000 (1%) from the $55,254,000 earned in 2013. As illustrated in Table 3, while the volume variance had a positive impact on net interest income, the rate variances had a negative impact on net interest income in 2014 in contrast to 2013. Table 3 shows the net interest income on a fully tax equivalent basis was positively impacted by the volume additions to the balance sheet by $2,894,000, which was offset by a negative rate variance by $2,169,000. As illustrated in Table 2, the net interest spread decreased by 8 basis points and the net interest margin of 3.37% for 2014 was 7 basis points lower than the 3.44% net interest margin for 2013. Contributing to the decrease in both of these measures was the current extreme low rate environment. The cost of interest-bearing liabilities decreased 1 basis points from 0.36% for 2013 to 0.35% for 2014, while the yield on earning assets decreased 9 basis points from 3.72% for 2013 to 3.63% for 2014. As illustrated in Table 2, average earning assets increased $56,142,000, or 3%, from 2013 to 2014, while average interest-bearing liabilities only increased $21,690,000, or 2%, in the same period. As further illustrated in Table 3, the unfavorable rate variance was driven by the decrease in interest income attributable to rate of $2,251,000 while the decrease in interest expense attributable to rate was only $82,000. Driving the decrease in interest income were loans, which contributed $2,744,000 of the decrease in interest income as a result of rate. BKFC is expected to be negatively affected if rates continue to fall in 2015. For more information on the Bank’s interest rate risk, see the section entitled “Asset/Liability Management and Market Risk” under “Item 7A.”

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

Table 2 - Average Balance Sheet Rates 2014, 2013 and 2012 (presented on a tax equivalent basis in thousands)

	Year ended December 31,
	2014			2013			2012
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate
	(Dollars in thousands)
Interest-earning assets:
Loans receivable(1)(2)	$1,265,827	$53,649	4.24%	$1,200,866	$53,570	4.46%	$1,151,139	$56,196	4.88
Securities(2)	398,183	7,860	1.97	388,878	7,251	1.87	373,029	7,412	1.99
Other interest-earning assets	36,111	270	0.75	54,235	337	0.62	65,716	334	0.51
Total interest-earning assets	1,700,121	61,779	3.63	1,643,979	61,158	3.72	1,589,884	63,942	4.02
Non-interest-earning assets	153,408			159,153			149,211
Total assets	$1,853,529			$1,803,132			$1,739,095
Interest-bearing liabilities:
Transaction accounts	924,923	1,528	0.17	883,525	1,449	0.16	819,915	1,552	0.21
Time deposits	299,210	2,008	0.67	326,427	2,215	0.68	378,111	3,728	0.93
Borrowings	84,861	1,018	1.20	77,352	994	1.29	74,786	1,059	1.42
Total interest-bearing liabilities	1,308,994	4,554	0.35	1,287,304	4,658	0.36	1,272,812	6,339	0.50
Non-interest-bearing liabilities	352,228			342,272			302,520
Total liabilities	1,661,222			1,629,576			1,575,332
Shareholders’ equity	192,307			173,556			163,763
Total liabilities and shareholders’ equity	$1,853,529			$1,803,132			$1,739,095
Net interest income		$57,225			$56,500			$57,603
Interest rate spread			3.28%			3.36%			3.52
Net interest margin (net interest income as a percent of average interest-earning assets)			3.37%			3.44%			3.62
Effect of net free funds (the difference between the net interest margin and the interest rate spread)			0.09%			0.08%			0.10
Average interest-earning assets to interest-bearing liabilities	129.88%			127.71%			124.91%

(1)	Includes non-accrual loans.

(2)	Income presented on a tax equivalent basis using a 35.00% tax rate. The tax equivalent adjustment was $1,365,000, $1,246,000 and $1,418,000 in 2014, 2013 and 2012, respectively.

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

Table 3 – Volume/Rate Analysis (in thousands)

	Year ended December 31,
	2014 vs. 2013			2013 vs. 2012
	Increase (Decrease) Due to			Increase (Decrease) Due to
	Volume	Rate	Total	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$2,823	$(2,744)	$79	$2,358	$(4,984)	$(2,626)
Securities	176	433	609	307	(468)	(161)
Other interest-earning assets(1)	(127)	60	(67)	(64)	67	3
Total interest-earning assets	2,872	(2,251)	621	2,601	(5,385)	(2,784)
Interest expense attributable to:
Transaction accounts	68	11	79	114	(217)	(103)
Time deposits	(183)	(24)	(207)	(461)	(1,052)	(1,513)
Borrowings	93	(69)	24	35	(100)	(65)
Total interest-bearing liabilities	(22)	(82)	(104)	(312)	(1,369)	(1,681)
Increase (decrease) in net interest income	$2,894	$(2,169)	$725	$2,913	$(4,016)	$(1,103)

(1)	Includes short-term investments and interest-bearing deposits in other financial institutions.

Provision for loan losses- While the economic conditions continue to be challenging, the provision for loan losses reflected the improving economy that was discussed above in the economic overview. While still above historical levels, the credit metrics showed significant improvement in 2014 compared with 2013.

2014 vs. 2013. As discussed above under “Management Overview,” the provision for loan losses reflected the economic recovery. The provision for loan losses was $2,200,000 for the year ended December 31, 2014, compared to $4,700,000 for 2013. As detailed in Table 4, the decrease of $2,500,000 (53%) reflected a decrease in the level of charge-offs, non-performing loans in 2014 compared with 2013. For the year ended December 31, 2014, net charge-offs were $3,867,000, or 0.31%, of average loan balances compared to $4,962,000, or 0.42%, of average loan balances, for 2013. Non-performing loans decreased 36% from $15,438,000 at December 31, 2013 to $9,817,000 at December 31, 2014, while criticized and classified loans decreased by 23% over the same period.

As illustrated in Table 5 below, total non-accrual loans plus accruing loans past due 90 days or more were $9,817,000 (.78% of loans outstanding) at December 31, 2014, compared to $15,438,000 (1.24% of loans outstanding) at December 31, 2013. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

Non-performing assets, which include non-performing loans and other real estate owned, totaled $16,487,000 at December 31, 2014 and $20,743,000 at December 31, 2013. This represented .85% of total assets at December 31, 2014 compared to 1.12% at December 31, 2013. Other real estate properties are recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

2013 vs. 2012. As discussed above under “Management Overview,” the provision for loan losses reflected the slow economic recovery. The provision for loan losses was $4,700,000 for the year ended December 31, 2013, compared to $7,000,000 for 2012. As detailed in Table 4, the decrease of $2,300,000 (33%) reflected a decrease in the level of charge-offs, non-performing loans and lower specific reserves in 2013 compared with 2012. For the year ended December 31, 2013, net charge-offs were $4,962,000, or 0.42%, of average loan balances compared to $8,720,000, or 0.77%, of average loan balances, for 2012. Non-performing loans decreased 20% from $19,283,000 at December 31, 2012 to $15,438,000 at December 31, 2013, while criticized and classified loans decreased by 5%, and specific loan reserves decreased 50% from $6,265,000 to $3,419,000 over the same period.

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

Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near -term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying as to the agreed upon modified terms and are not more than 30 days past due. Non performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $6,099,000 at December 31, 2014 compared with $8,816,000 at December 31, 2013. Total non-performing TDRs were $4,222,000 at December 31, 2014 compared with $8,246,000 at December 31, 2013. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The decrease in the ALL was directionally consistent in 2014 with the improving credit metrics and the slow economic recovery. The ALL decreased 10%, from $16,306,000 at December 31, 2013 to $14,639,000 at December 31, 2014, which decreased the allowance for loan losses as a percentage of total loans from 1.30% at December 31, 2013, to 1.16% at December 31, 2014. The amount of the allowance allocated to impaired loans at year end 2014 was $4,035,000, which was up 18% from the $3,419,000 at year end 2013. The amount of the allowance allocated to specific pools of loans based on risk ratings decreased in 2014. This decrease was a result of a lower volume of substandard loans which did not have specific allocations, from the end of 2014 to the end of 2013. The impairment process is described in the critical accounting policies section of this Annual Report. While the allowance decreased in 2014, it has increased since the recession began in 2008. Contributing to the increase in the allowance for loan losses over this period is the decrease in real estate values experienced in the most recent economic cycle. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from 2013 to 2014. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.

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

For additional information on the ALL, see the critical accounting policies section of this discussion.

Table 4 - Analysis of the allowance for loan losses for the periods indicated

	At December 31
	2014	2013	2012	2011	2010
	(dollars in thousands)
Balance of allowance at beginning of period	$16,306	$16,568	$18,288	$17,368	$15,153
Recoveries of loans previously charged off:
Commercial loans	290	679	1,427	267	229
Consumer loans	298	335	321	382	487
Mortgage loans	17	112	15	21	5
Total recoveries	605	1,126	1,763	670	721
Loans charged off:
Commercial loans	2,180	2,373	6,464	8,841	11,499
Consumer loans	1,385	1,235	1,827	1,288	2,101
Mortgage loans	907	2,480	2,192	371	406
Total charge-offs	4,472	6,088	10,483	10,500	14,006
Net charge-offs	(3,867)	(4,962)	(8,720)	(9,830)	(13,285)
Provision for loan losses	2,200	4,700	7,000	10,750	15,500
Balance of allowance at end of period	$14,639	$16,306	$16,568	$18,288	$17,368
Net charge-offs to average loans outstanding for period	0.31%	0.42%	0.77%	0.88%	1.18%
Allowance at end of period to loans at end of period	1.16%	1.30%	1.39%	1.62%	1.57%
Allowance to non-performing loans at end of period	149.12%	105.62%	85.92%	115.24%	82.46%

Table 5 - Analysis of non-performing loans for the periods indicated

	At December 31
	2014	2013	2012	2011	2010
	(dollars in thousands)
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$4,458	$9,156	$12,138	$6,628	$6,311
Residential real estate	2,950	5,360	5,243	5,325	4,208
Construction	1,678	510	1,075	1,897	5,329
Commercial	687	385	740	1,175	4,749
Consumer and other	9	6	48	626	51
Total	9,782	15,417	19,244	15,651	20,648
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-	$-	$-	$68
Residential real estate	7	-	17	112	263
Construction	-	-	-	-	-
Commercial	-	-	-	74	-
Consumer and other loans	28	21	22	33	83
Total	35	21	39	219	414
Total non-performing loans	$9,817	$15,438	$19,283	$15,870	$21,062
Non-performing loans as a percentage of total loans	.78%	1.24%	1.61%	1.40%	1.90%

Other real estate owned	$6,670	$5,305	$5,396	$5,844	$795

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$6,099	$8,816	$6,046	$13,306	$6,135
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	4,222	8,246	11,095	$1,923	$2,186
Total troubled debt restructured loans	$10,321	$17,062	$17,141	$15,229	$8,321

The amount of gross interest income that would have been recorded for nonaccrual loans in 2014 if loans had been current in accordance with their original terms was $609,000 and $789,000 for 2013.

Non-Interest Income

The following table shows the components of non-interest income and the percentage changes from 2013 to 2014 and from 2012 to 2013.

Table 6 - Major components of non-interest income (dollars in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2014	2013	2012	2014/2013	2013/2012
	(dollars in thousands)
Non-interest income:
Service charges and fees	$9,671	$10,323	$9,089	(6)%	14%
Mortgage banking income	832	1,658	2,786	(50)	(40)
Trust fee income	3,916	3,402	2,842	15	20
Bankcard transaction revenue	4,211	4,021	3,767	5	7
Company owned life insurance earnings	1,119	1,172	1,185	(5)	(1)
Net securities gains	290	274	206	6	33
Losses on other real estate owned	(388)	(535)	(427)	(27)	25
Other	3,503	3,696	2,973	5	24

Total non-interest income	$23,154	$24,011	$22,421	(4)%	7%

2014 vs. 2013. Total non-interest income decreased $857,000, or 4%, as lower mortgage banking income and lower service charges and fees was partially offset by higher trust fee income and lower losses on the sale of other real estate owned property. The $826,000, or 50%, decrease in mortgage banking income was driven by an increase in long-term interest rates in 2014, which prompted a decrease in demand for home mortgage loan refinancing. The $652,000, or 6%, decrease in service charges and fees was driven by lower non sufficient fund charges. Driving the $514,000, or 15%, increase in trust fee income was higher levels of assets under management.

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

Non-Interest Expense

The following table shows the components of non-interest expense and the percentage changes from 2013 to 2014 and from 2012 to 2013.

Table 7 - Major Components of non-interest expense (in thousands)

	Year ended December 31			Percentage Increase/(Decrease)
	2014	2013	2012	2014/2013	2013/2012
	(Dollars in thousands)
Non-interest expense:
Salaries and employee benefits	$25,224	$23,561	$22,953	7%	3%
Occupancy and equipment	5,629	5,317	5,249	6	1
Data processing	2,154	2,171	2,191	(1)	(1)
Advertising	1,229	1,325	1,503	(7)	(12)
Electronic banking processing fees	1,579	1,607	1,525	(2)	5
Outside service fees	1,187	1,027	1,026	16	-
State bank taxes	2,454	2,389	2,219	3	8
Other real estate owned & loan collection	1,297	1,525	1,543	(15)	(1)
Amortization of intangible assets	488	615	766	(21)	(20)
FDIC insurance	2,122	1,323	1,163	60	14
Merger related expense	1,467	-	-	100	-
Other	5,987	5,885	6,200	2	(5)

Total non-interest expense	$50,817	$46,745	$46,338	9%	1%

2014 vs. 2013. Non-interest expense increased $4,072,000 (9%), to $50,817,000 for 2014, compared to $46,745,000 for 2013. The largest increase in non-interest expense was in the salaries and benefits expense, which increased $1,663,000 (7%) in 2014 compared to 2013. The increase in salaries and benefits included $746,000 in higher accruals for pension plan expense. Contributing to the increased pension plan expense was a decrease in the discount rate used to calculate the liability. As discussed above, the merger related expenses were the result of the pending merger with BB&T, and the FDIC insurance increase was the result of higher rates charged to the Bank.

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

Tax Expense

2014 vs. 2013 As a result of lower income before taxes, the federal income tax expense decreased $374,000 (5%) to $7,681,000 for 2014 compared to $8,055,000 for 2013. The effective tax rate was 29.5% for 2014, an increase of .5% from 29.0% for 2013. The increase in effective tax rate was a result of a significant portion of the merger related expenses being non tax deductible.

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

Contractual Obligations and Off-Balance Sheet Arrangements

The Bank enters into certain contractual obligations in the ordinary course of operations. Table 8 presents, as of December 31, 2014, the Bank’s significant fixed and determinable contractual obligations by payment date. The required payments under these contracts represent future cash requirements of the Bank. The payment amounts represent those amounts due to the recipient.

Table 8 - Contractual obligations (dollars in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Certificates of deposit	$298,522	$190,861	$82,910	$24,751	$-
FHLB advances	10,000	-	10,000	-	-
Subordinated debentures	38,557	-	-	20,000	18,557
Other notes payable	1,768	255	1,513	-	-
St. Elizabeth Cardiovascular Building naming rights	500	250	250	-	-
Executive pension plan	295	25	49	49	172
Lease commitments	4,899	1,031	1,505	906	1,457

Total	$354,541	$192,422	$96,227	$45,706	$20,186

(1) Lease commitments represent the total minimum lease payments under non-cancelable leases.

In order to meet the financing needs of its customers, the Bank is also a party to certain financial instruments with off-balance sheet risk in the normal course of business. These financial instruments include commitments to extend credit and standby letters of credit, which involve, to varying degrees, elements of credit risk and interest rate risk in excess of the amounts recognized in BKFC’s consolidated balance sheets. Table 9 presents, as of December 31, 2014, the Bank’s significant off-balance sheet commitments.

Table 9 – Significant Off-Balance Sheet Commitments (in thousands)

	Maturity by Period
	Total	Less than 1 year	1 - 3 years	3 - 5 years	More than 5 years
Unused lines of credit and loan commitments	$437,461	$242,747	$113,115	$14,484	$67,115
Standby letters of credit	45,170	34,197	416	8,335	2,222
FHLB letters of credit	187,000	187,000	-	-	-

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

On September 10, 2014, the Bank entered into an agreement with St. Elizabeth Medical Center, Inc. whereby the medical center granted to the Bank the naming rights for its new cardiovascular center located in Kenton County, Kentucky. The Bank committed $750,000 to the project, and the cost of the naming rights will be amortized over a ten-year period commencing in 2015.

Further discussion of the Bank’s contractual obligations and off-balance sheet activities is included in Note 14 of BKFC’s consolidated financial statements.

Liquidity and Capital Resources

Liquidity refers to the availability of sufficient levels of cash to fund BKFC’s operations, such as meeting deposit withdrawals, funding loan commitments, paying expenses, meeting its quarterly payment obligations under certain subordinated debentures issued by BKFC in connection with the issuance of floating rate redeemable trust preferred securities issued by BKFC’s unconsolidated trust subsidiary. The source of the funds for BKFC’s debt obligations is dependent on the Bank. During 2014, as discussed in the financial condition section of this Annual Report, the decrease in securities and the growth in deposits funded the significant increase in short-term investments. At December 31, 2014, the Bank’s customers had available $482,631,000 in unused lines and letters of credit. Historically, many such commitments have expired without being drawn and, accordingly, do not necessarily represent future cash commitments.

If needed, the Bank has the ability to borrow term and overnight funds from the FHLB or other financial intermediaries. Further, the Bank also has $301,138,000 of securities designated as available-for-sale and an additional $5,862,000 of held-to-maturity securities that mature within one year that can serve as sources of funds. Management is satisfied that BKFC’s liquidity is sufficient at December 31, 2014 to meet known and potential obligations.

As illustrated in BKFC’s statement of cash flows, the net change in cash and cash equivalents from 2014 compared with 2013 was an increase of $106,755,000. Net income provided $18,316,000 of the $27,770,000 in the Bank’s cash flows from operating activities, while the largest cash inflow from investing activities was in the form of proceeds from maturities and sales of available-for –sale securities of $76,628,000. As discussed in the financial condition section of this Annual Report, the largest source of cash from financing activities came from the increase in deposits.

Both BKFC and the Bank are required to comply with capital requirements promulgated by their primary regulators. These regulations and other regulatory requirements limit the amount of dividends that may be paid by the Bank to BKFC and by BKFC to its shareholders. In 2014, BKFC paid cash dividends of $0.72 per share totaling $5,536,000 on Common Stock. Please see the section entitled “Regulation and Supervision – Dividend Restrictions” under “Item 1. Business” and Note 16 of the financial statements for a discussion on the Bank’s current dividend restrictions.

The FDIC has issued regulations relating a bank’s deposit insurance assessment and certain aspects of its operations to specified capital levels. A “well-capitalized” bank, one with a leverage ratio of 5% or more and a Total Risk-Based Ratio of 10% or more, and no particular areas of supervisory concern, pays the lowest premium and is subject to the fewest restrictions. The Bank’s capital levels and ratios exceed the regulatory definitions of well-capitalized institutions. At December 31, 2014, BKFC’s Leverage Ratio and Total Risk-Based Ratios were 10.30% and 13.83%, respectively, which exceed all required ratios established for bank holding companies.

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

Newly Issued Not yet Effective Accounting Standards

In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company did not early adopt this standard and the effect of this standard is not expected to have a material effect on the BKFC’s operating results or financial condition.

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

The Bank utilizes an earnings simulation model to measure and define the amount of interest rate risk it assumes. Interest rate risk is the potential for economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a decline in fair market values. Interest rate risk results from the fact that the interest sensitive assets and liabilities can adjust their rates at different times and by different amounts. The goal of asset/liability management is to maintain a high, yet stable, net interest margin and to manage the effect that changes in market interest rates will have on net interest income. A common measure of interest rate risk is interest rate “gap” measurement. The gap is the difference, in dollars, between the amount of interest-earning assets and interest-bearing liabilities that will reprice within a certain time frame. Repricing can occur when an asset or liability matures or, if an adjustable rate instrument, when it can be adjusted. Typically, the measurement will focus on the interest rate gap position over the next 12 months. An institution is said to have a negative gap position when more interest-bearing liabilities reprice within a certain period than interest-earning assets, and a positive gap position when more interest-earning assets reprice than interest-bearing liabilities. Interest rate gap is considered an indicator of the effect that changing rates may have on net interest income. Generally, an institution with a negative gap will benefit from declining market interest rates and be negatively impacted by rising interest rates. The Bank currently is in a negative gap position, $203,134,000 (10.52%), and as a result would, without considering other factors, generally benefit from lower rates and be negatively impacted by higher interest rates. The ability to benefit from the Bank’s liability-sensitive position would depend on a number of factors, including: the competitive pressures on consumer deposit and loan pricing; the movement of certain deposit rate indices in relationship to asset rate indices; and the extent of the decrease in the rate environment.

At December 31, 2014, BKFC’s 12-month interest rate gap position, as measured by the Bank’s asset/liability model, was negative. Over the preceding 12 months, interest rate sensitive liabilities exceeded interest rate sensitive assets by $203,134,000 (10.52% of total assets). At December 31, 2013, interest rate sensitive liabilities exceeded interest rate sensitive assets by $266,251,000 (14.33% of total assets).

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

The changes in the estimates of an increasing rate scenario on the net interest income change, as shown below, from 2013 to 2014 were a result of the same influences that increased the liability sensitivity of BKFC’s gap position and show that risk to income from rate changes would be negative in a rising rate environment. Although the gap position is negative, or in a liability sensitive position, the results of the simulation show income would also decline in a falling rate environment. The effects of the estimates for a decreasing rate environment are the results of the current rate environment. In December of 2008, the FRB lowered the targeted federal funds rate to 0.25%, and as a result most short-term deposit interest rates cannot drop 100 basis points while earning assets could in theory decrease by these amounts. The result of this extreme low rate environment is a declining rate scenario which produces a negative impact on earnings.

Net interest income estimates are summarized below.

	Net Interest Income Change
	2014	2013
Increase 300 bp	2.52%	0.00%
Increase 200 bp	1.90	.13
Increase 100 bp	.86	(.12)
Decrease 100 bp	(3.45)	(3.88)

The table below provides information about the quantitative market risk of interest sensitive instruments at December 31, 2014 (dollars in thousands) and shows the contractual repricing intervals, and related average interest rates, for each of the next five years and thereafter. The amounts included in loans exclude ALL, deferred fees, in process accounts and purchase accounting adjustments:

Table 10 - Balance Sheet Repricing data (in thousands)

Repricing in:	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Federal Funds Sold	$106,142	-	-	-	-	-	$106,142	$106,142

Average Interest Rate	0.24%	-	-	-	-	-	-	-

Interest-Bearing Deposits	$252	-	-	-	-	-	$252	$252

Average Interest Rate	.71%	-	-	-	-	-	-	-

Securities	$74,068	$53,837	$42,320	-	$91,744	$112,798	$374,767	$375,072

Average Interest Rate	1.69%	1.98%	2.10%	-	1.91%	2.20%	-	-

FHLB Stock	$4,850	-	-	-	-	-	$4,850	N/A

Average Dividend Rate	4.00%	-	-	*	-	-	-	-

Loans	$844,273	$160,884	$130,177	*	$100,381	$28,776	$1,264,491	$1,269,623

Average Interest Rate	3.74%	4.31%	4.22%	*	4.26%	4.95%	-	-

Liabilities

Savings, NOW, MMA	$946,488	-	-	-	-	-	$946,488	$946,488

Average Interest Rate	0.17%	-	-	-	-	-	-	-

CDs and IRAs	$190,861	$71,924	$10,986	-	$24,733	$18	$298,522	$299,586

Average Interest Rate	0.55%	0.85%	1.30%	-	1.82%	.75%	-	-

Short-term Borrowings	$45,703	-	-	-	-	-	$45,703	$45,703

Average Interest Rate	0.23%	-	-	-	-	-	-	-

Notes Payable	$49,667	-	-	-	-	$658	$50,325	$45,126

Average Interest Rate	1.72%	-	-	-	-	1.66%	-	-

Item 8. Financial Statements and Supplementary Data

THE BANK OF KENTUCKY

FINANCIAL CORPORATION

FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

THE BANK OF KENTUCKY FINANCIAL CORPORATION

Crestview Hills, Kentucky

FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders

The Bank of Kentucky Financial Corporation

Crestview Hills, Kentucky

We have audited the accompanying consolidated balance sheets of The Bank of Kentucky Financial Corporation as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. We also have audited The Bank of Kentucky Financial Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Bank of Kentucky Financial Corporation’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting included in Item 9A. Our responsibility is to express an opinion on these financial statements and an opinion on the company's internal control over financial reporting based on our audits.

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

(Continued)	F-1

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of The Bank of Kentucky Financial Corporation as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, The Bank of Kentucky Financial Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in the 1992 Internal Control – Integrated Framework issued by the COSO.

Crowe Horwath LLP

Indianapolis, Indiana

March 12, 2015

F-2

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED BALANCE SHEETS
Years ended December 31, 2014 and 2013
(Dollar amounts in thousands, except per share amounts)

	2014	2013
ASSETS
Cash and due from banks	$79,234	$55,605
Federal funds sold and other short-term investments	106,142	23,016
Total cash and cash equivalents	185,376	78,621
Interest bearing deposits with banks	252	252
Available-for-sale securities	301,138	341,123
Held-to-maturity securities
(Fair value of $73,934 and $76,457)	73,629	77,010
Loans held for sale	2,255	3,214
Loans, net of allowance ($14,639 and $16,306)	1,244,266	1,233,339
Premises and equipment-net	22,300	22,444
Federal Home Loan Bank stock, at cost	4,850	5,099
Goodwill	22,023	22,023
Acquisition intangibles	1,360	1,848
Company owned life insurance	40,925	39,806
Accrued interest receivable and other assets	33,282	32,713

	$1,931,656	$1,857,492
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Noninterest bearing deposits	$370,869	$359,199
Interest bearing deposits	1,245,010	1,228,386
Total deposits	1,615,879	1,587,585
Short-term borrowings	45,703	27,643
Notes payable	50,325	45,577
Accrued expenses and other liabilities	19,028	15,548
	1,730,935	1,676,353
Commitments and contingent liabilities
Shareholders’ equity
Common stock, no par value, 15,000,000 shares authorized, 7,717,928 (2014) and 7,619,999 (2013) shares issued	3,098	3,098
Additional paid-in capital	41,134	38,100
Retained earnings	154,498	141,718
Accumulated other comprehensive income (loss)	1,991	(1,777)
	200,721	181,139

	$1,931,656	$1,857,492

See accompanying notes

F-3

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

	2014	2013	2012
Interest income
Loans, including related fees	$53,031	$53,109	$55,468
Securities
Taxable	5,724	5,008	5,440
Tax exempt	1,387	1,458	1,282
Other	272	337	334
	60,414	59,912	62,524
Interest expense
Deposits	3,536	3,664	5,280
Borrowings	1,018	994	1,059
	4,554	4,658	6,339

Net interest income	55,860	55,254	56,185

Provision for loan losses	2,200	4,700	7,000

Net interest income after provision for loan losses	53,660	50,554	49,185

Non-interest income
Service charges and fees	9,671	10,323	9,089
Mortgage banking income	832	1,658	2,786
Trust fee income	3,916	3,402	2,842
Bankcard transaction revenue	4,211	4,021	3,767
Company owned life insurance earnings	1,119	1,172	1,185
Net securities gains	290	274	206
Other	3,115	3,161	2,546
	23,154	24,011	22,421
Non-interest expense
Salaries and employee benefits	25,224	23,561	22,953
Occupancy and equipment	5,629	5,317	5,249
Data processing	2,154	2,171	2,191
Advertising	1,229	1,325	1,503
Electronic banking processing fees	1,579	1,607	1,525
Outside service fees	1,187	1,027	1,026
State bank taxes	2,454	2,389	2,219
Amortization of intangible assets	488	615	766
Merger related expense	1,467	-	-
FDIC insurance	2,122	1,323	1,163
Other	7,284	7,410	7,743
	50,817	46,745	46,338
Income before income taxes	25,997	27,820	25,268

Federal income taxes	7,681	8,055	7,123

Net income	$18,316	$19,765	$18,145

Per share data
Earnings per share	$2.39	$2.63	$2.43
Earnings per share, assuming dilution	$2.37	$2.61	$2.41

See accompanying notes

F-4

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

	2014	2013	2012

Net income	$18,316	$19,765	$18,145

Other comprehensive income (loss):
Unrealized gains/losses on securities:
Unrealized holding gain/(loss) arising during the period	6,046	(8,368)	1,136
Reclassification adjustment for gains included in net income	(290)	(274)	(206)
Tax effect	1,988	(2,938)	316
Net of tax	3,768	(5,704)	614

Total other comprehensive income (loss)	3,768	(5,704)	614

Comprehensive income	$22,084	$14,061	$18,759

See accompanying notes

F-5

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance January 1, 2012	$-	7,432,995	$3,098	$34,121	$116,038	$3,313	$156,570

Net income					18,145		18,145
Change in net unrealized gain (loss), net of tax						614	614
Dividends declared - $0.79 per share					(5,894)		(5,894)
Dividends paid and accrued on preferred stock
Exercise of stock options		37,241		841			841
Stock-based compensation expense				164			164

Balance December 31, 2012	-	7,470,236	3,098	35,126	128,289	3,927	170,440

Net income					19,765		19,765
Change in net unrealized gain (loss), net of tax						(5,704)	(5,704)
Dividends declared - $0.69 per share					(5,200)		(5,200)
Warrant repurchased				(1,015)	(1,136)		(2,151)
Stock activity under stock based compensation plans		149,763		3,552			3,552
Stock-based compensation expense				437			437

Balance December 31, 2013	-	7,619,999	3,098	38,100	141,718	(1,777)	181,139

(Continued)	F-6

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

						Accumulated
				Additional		Other
	Preferred	Common	Common	Paid-in	Retained	Comprehensive
	Stock	Shares	Stock	Capital	Earnings	Income (Loss)	Total

Balance December 31, 2013	$-	7,619,999	$3,098	$38,100	$141,718	$(1,777)	$181,139

Net income					18,316		18,316
Change in net unrealized gain (loss), net of tax						3,768	3,768
Dividends declared - $.72 per share					(5,536)		(5,536)
Stock activity under stock based compensation plans		97,929		2,515			2,515
Stock-based compensation expense				519			519

Balance December 31, 2014	$-	7,717,928	$3,098	$41,134	$154,498	$1,991	$200,721

See accompanying notes

F-7

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

	2014	2013	2012
Cash flows from operating activities
Net income	$18,316	$19,765	$18,145
Adjustments to reconcile net income to net cash from operating activities
Depreciation, amortization, and accretion	1,845	1,460	1,544
Net amortization on securities	2,279	3,024	3,419
Provision for loan losses	2,200	4,700	7,000
Amortization of acquisition intangibles	488	615	766
Earnings on life insurance	(1,119)	(1,172)	(1,185)
(Gain)/Loss on sale/write-down of other real estate	388	880	485
Mortgage banking income	(832)	(1,658)	(2,786)
Proceeds from loans sold	54,104	120,519	187,525
Origination of loans held for sale	(52,313)	(105,752)	(192,143)
Net securities gains	(290)	(274)	(206)
Stock based compensation expense	519	437	164
Net change in:
Accrued interest receivable and other assets	(845)	(5)	278
Accrued expenses and other liabilities	3,460	1,912	654
Net cash from operating activities	28,200	44,451	23,660

Cash flows from investing activities
Net change in interest bearing balances	-	(2)	-
Proceeds from maturities and principal reductions of held-to-maturity securities	9,787	6,523	4,735
Purchase of held-to-maturity securities	(6,460)	(16,755)	(22,674)
Proceeds from maturities and sales of available-for-sale securities	76,629	102,303	181,966
Purchase of available-for-sale securities	(32,823)	(140,309)	(176,110)
Purchase of company owned life insurance	-	(5,000)	-
Proceeds from company owned life insurance	-	-	227
Loans made to customers, net of principal collections	(19,667)	(63,701)	(78,411)
Property and equipment expenditures, net	(1,720)	(1,598)	(1,422)
Proceeds from the sale of other real estate	4,805	3,899	4,410
Proceeds from Federal Home loan Bank Stock repurchase	249	-	-
Net cash from investing activities	30,800	(114,640)	(87,279)

Cash flows from financing activities
Net change in deposits	28,294	17,578	71,186
Net change in short-term borrowings	18,060	(13,765)	12,108
Advances on notes payable	10,000	2,000	-
Payments on notes payable	(5,252)	(5,138)	(24)
Dividends paid on common stock	(5,516)	(5,098)	(4,624)
Redemption of warrant	-	(2,151)	-
Proceeds from exercise of stock options	2,169	3,552	841

Net cash from financing activities	47,755	(3,022)	79,487

Net change in cash and cash equivalents	106,755	(73,211)	15,868

Cash and cash equivalents at beginning of year	78,621	151,832	135,964

Cash and cash equivalents at end of year	$185,376	$78,621	$151,832

(Continued)	F-8

THE BANK OF KENTUCKY FINANCIAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2014, 2013 and 2012
(Dollar amounts in thousands)

	2014	2013	2012
Supplemental cash flow information:
Cash paid for interest	$4,355	$4,996	$6,889
Cash paid for income taxes	7,050	8,550	6,995

Supplemental noncash disclosures:
Transfers from loans to other real estate	$6,559	$4,691	$4,447

See accompanying notes

F-9

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(Continued)	F-10

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(Continued)	F-11

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(Continued)	F-12

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(Continued)	F-13

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Other Real Estate: Other real estate acquired through or instead of foreclosure is initially recorded at fair value less cost to sell when acquired, establishing a new cost basis. If fair value declines subsequent to foreclosure, a valuation allowance is recorded through expense. Expenses incurred in carrying other real estate are charged to operations as incurred. A total of $6,670 and $5,305 of other real estate was owned on December 31, 2014 and 2013, respectively, and included in other assets.

(Continued)	F-14

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Goodwill and Other Intangible Assets: Goodwill resulting from business combinations prior to January 1, 2009 represents the excess of the purchase price over the fair value of the net assets of businesses acquired. Goodwill resulting from business combinations after January 1, 2009 is generally determined as the excess of the fair value of the consideration transferred plus the fair value of any non-controlling interests in the acquiree, over the fair value of the net assets acquired and liabilities assumed as of the acquisition date. Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but tested for impairment at least annually, or more frequently if events and circumstances exist that indicate that a goodwill impairment test should be performed. The Company has selected September 30 as the date to perform the annual impairment test. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on our balance sheet.

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

(Continued)	F-15

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(Continued)	F-16

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

(Continued)	F-17

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Newly Issued Not Yet Effective Accounting Standards: In January 2014, the FASB amended existing guidance to clarify when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan should be derecognized and the real estate recognized. These amendments clarify that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either: (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure, or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additional disclosures are required. These amendments are effective for public business entities for annual periods and interim periods within those annual periods beginning after December 15, 2014. Early adoption is permitted. The Company did not early adopt this standard and the effect of this standard is not expected to have a material effect on the Company’s operating results or financial condition.

NOTE 2 - SECURITIES

The amortized cost and fair value of available for sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows:

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
2014
U.S. Government, federal agencies and
Government sponsored enterprises	$90,439	$319	$(1,074)	$89,684
U.S. Government mortgage-backed	206,786	4,174	(356)	210,604
Corporate	850	-	-	850
	$298,075	$4,493	$(1,430)	$301,138

2013
U.S. Government, federal agencies and
Government sponsored enterprises	$122,905	$142	$(2,908)	$120,139
U.S. Government mortgage-backed	219,986	2,408	(2,335)	220,059
Corporate	925	-	-	925
	$343,816	$2,550	$(5,243)	$341,123

(Continued)	F-18

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

All mortgage-backed securities are secured by residential properties.

The amortized cost, unrecognized gains and losses, and fair value of securities held to maturity were as follows:

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
2014
Municipal and other obligations	$73,629	$1,084	$(779)	$73,934

2013
Municipal and other obligations	$77,010	$1,085	$(1,638)	$76,457

The fair value of debt securities and amortized cost, if different, at year-end 2014 by contractual maturity were as follows. Securities not due at a single maturity date, primarily mortgage backed securities, are shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$4,055	$4,066	$5,862	$5,897
Due after one year through five years	72,051	71,396	32,851	33,362
Due after five years through ten years	11,159	10,941	30,076	29,835
Due after ten years	4,024	4,131	4,840	4,840
U.S. Government mortgage-backed	206,786	210,604	-	-
	$298,075	$301,138	$73,629	$73,934

At December 31, 2014 and 2013, securities with a carrying value of $363,344 and $402,999 were pledged to secure public deposits and repurchase agreements.

The proceeds from sales and calls of securities and the associated gains are listed below:

	2014	2013	2012

Proceeds	$5,028	$5,230	$6,944
Gross gains	316	274	206
Gross losses	26	-	-

The tax provision related to these net realized gains and losses was $102, $96, and $72, respectively.

(Continued)	F-19

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 2 - SECURITIES (Continued)

Securities with unrealized losses at year-end 2014 and 2013, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows:

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2014	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Gov’t., federal agencies and Government sponsored enterprises	$4,987	$(13)	$53,188	$(1,061)	$58,175	$(1,074)
U.S Gov’t. mortgage-backed	14,982	(129)	34,683	(227)	49,665	(356)
Municipal & other obligations	6,719	(93)	21,840	(686)	28,559	(779)

Total temporarily impaired	$26,688	$(235)	$109,711	$(1,974)	$136,399	$(2,209)

	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
2013	Value	Loss	Value	Loss	Value	Loss
Description of Securities
U.S. Gov’t., federal agencies and Government sponsored enterprises	$94,641	$(2,522)	$5,996	$(386)	$100,637	$(2,908)
U.S Gov’t. mortgage-backed	116,709	(2,241)	7,530	(94)	124,239	(2,335)
Municipal & other obligations	26,936	(1,262)	6,570	(376)	33,506	(1,638)

Total temporarily impaired	$238,286	$(6,025)	$20,096	$(856)	$258,382	$(6,881)

As of December 31, 2014, the Bank’s security portfolio consisted of 217 securities, 56 of which were in an unrealized loss position; totaling $2,209. There was no other-than-temporary-impairment of securities as of or for the year ended December 31, 2014. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is not likely that it will be required to sell the securities before their anticipated recovery.

(Continued)	F-20

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS

Year-end loans were as follows:

	2014	2013
Commercial	$233,522	$241,794
Residential real estate	272,531	283,356
Nonresidential real estate	592,642	571,221
Construction	104,299	103,019
Consumer	15,080	15,806
Municipal obligations	42,347	36,058
Gross loans	1,260,421	1,251,254
Less: Deferred loan origination fees and discount	(1,516)	(1,609)
Allowance for loan losses	(14,639)	(16,306)

Net loans	$1,244,266	$1,233,339

Certain of the Company’s directors and executive officers are loan customers of the Bank. A schedule of the aggregate activity in these loans follows:

2014

Beginning balance	$4,394
Effect of change in composition of board	(93)
New loans and advances on lines of credit	14,434
Loan payments	(13,541)

Ending balance	$5,194

(Continued)	F-21

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the activity in the allowance for loan losses by portfolio segment for the years ending December 31, 2014 and 2013:

			Non
		Residential	Residential			Municipal
December 31, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Provision for loan losses	919	(70)	834	340	144	33	2,200
Loans charged off	(991)	(1,657)	(510)	(881)	(433)	-	(4,472)
Recoveries	122	225	29	1	228	-	605

Total ending allowance balance	$3,297	$3,052	$6,855	$998	$312	$125	$14,639

Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,025	$227	$1,569	$214	$-	$-	$4,035
Collectively evaluated for impairment	1,272	2,825	5,286	784	312	125	10,604

Total ending allowance balance	$3,297	$3,052	$6,855	$998	$312	$125	$14,639

Loans
Loans individually evaluated for impairment	$4,669	$3,985	$6,645	$1,678	$-	$-	$16,977
Loans collectively evaluated for impairment	228,853	268,546	585,997	102,621	15,080	42,347	1,243,444

Total ending loan balance	$233,522	$272,531	$592,642	$104,299	$15,080	$42,347	$1,260,421

(Continued)	F-22

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

			Non
		Residential	Residential			Municipal
December 31, 2013	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568
Provision for loan losses	1,029	2,317	1,577	(560)	286	51	4,700
Loans charged off	(582)	(2,244)	(2,151)	(319)	(792)	-	(6,088)
Recoveries	84	209	85	453	295	-	1,126

Total ending allowance balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306

Ending allowance balance attributable to loans
Individually evaluated for impairment	$709	$1,085	$951	$674	$-	$-	$3,419
Collectively evaluated for impairment	2,538	3,469	5,551	864	373	92	12,887

Total ending allowance balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306

Loans
Loans individually evaluated for impairment	$4,116	$8,179	$14,220	$2,549	$-	$-	$29,064
Loans collectively evaluated for impairment	237,678	275,177	557,001	100,470	15,806	36,058	1,222,190

Total ending loan balance	$241,794	$283,356	$571,221	$103,019	$15,806	$36,058	$1,251,254

(Continued)	F-23

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

Activity in the allowance for loan losses as of December 31, 2012 was as follows:

			Non
		Residential	Residential			Municipal
December 31, 2012	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,207	$2,591	$7,614	$4,701	$162	$13	$18,288
Provision for loan losses	303	3,831	1,955	(187)	1,070	28	7,000
Loans charged off	(975)	(2,196)	(2,817)	(3,554)	(941)	-	(10,483)
Recoveries	181	46	239	1,004	293	-	1,763

Total ending allowance balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,266	$970	$2,540	$1,369	$120	$-	$6,265
Collectively evaluated for impairment	1,450	3,302	4,451	595	464	41	10,303

Total ending allowance balance	$2,716	$4,272	$6,991	$1,964	$584	$41	$16,568

Loans
Loans individually evaluated for impairment	$1,840	$8,666	$18,076	$5,154	$120	$-	$33,856
Loans collectively evaluated for impairment	199,544	269,620	555,025	99,344	16,327	23,128	1,162,988

Total ending loan balance	$201,384	$278,286	$573,101	$104,498	$16,447	$23,128	$1,196,844

(Continued)	F-24

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded
Commercial	$699	$699	$-	$517	$-	$-
Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1,455	1,105	-	954	-	-
Other	1,267	1,253	-	1,711	-	-
Nonresidential real estate
Owner occupied properties	1,034	1,034	-	1,003	-	-
Non owner occupied properties	1,912	1,862	-	2,793	-	-
Construction	787	507	-	317	-	-
Consumer	-	-	-	-	-	-
	7,154	6,460	-	7,295	-	-
With an allowance recorded Commercial	4,568	3,970	2,025	5,969	238	224
Residential real estate
Home equity lines of credit	-	-	-	301	3	3
Multifamily properties	579	579	113	1,308	66	66
Other	1,048	1,048	114	2,113	37	30
Nonresidential real estate
Owner occupied properties	3,318	1,689	1,040	5,419	20	20
Non owner occupied properties	2,705	2,060	529	2,014	104	92
Construction	1,947	1,171	214	2,113	77	72
Consumer	-	-	-	-	-	-
	14,165	10,517	4,035	19,237	545	507

Total	$21,319	$16,977	$4,035	$26,532	$545	$507

(Continued)	F-25

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2013:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded Commercial	$1,104	$1,104	$-	$256	$-	$-
Residential real estate
Home equity lines of credit	-	-	-	15	-	-
Multifamily properties	1,308	958	-	605	-	-
Other	1,949	1,694	-	1,769	-	-
Nonresidential real estate
Owner occupied properties	1,032	1,032	-	2,113	-	-
Non owner occupied properties	3,873	3,823	-	4,284	-	-
Construction	-	-	-	386	-	-
Consumer	-	-	-	-	-	-
	9,266	8,611	-	9,428	-	-
With an allowance recorded Commercial	3,012	3,012	709	2,974	104	93
Residential real estate
Home equity lines of credit	388	373	155	449	12	12
Multifamily properties	1,484	1,484	239	593	29	28
Other	3,776	3,670	691	4,930	74	71
Nonresidential real estate
Owner occupied properties	8,288	6,532	685	6,264	15	11
Non owner occupied properties	3,439	2,833	266	3,494	143	136
Construction	2,830	2,549	674	3,234	119	102
Consumer	-	-	-	-	-
	23,217	20,453	3,419	21,938	496	453

Total	$32,483	$29,064	$3,419	$31,366	$496	$453

(Continued)	F-26

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2012:

	Unpaid		Allowance for	Average	Interest	Cash Basis
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Recognized
With no related allowance recorded Commercial	$28	$28	$-	$204	$-	$-
Residential real estate
Home equity lines of credit	50	50	-	50	-	-
Multifamily properties	-	-	-	211	-	-
Other	1,922	1,679	-	2,109	-	-
Nonresidential real estate
Owner occupied properties	-	-	-	623	-	-
Non owner occupied properties	5,056	4,551	-	3,417	-	-
Construction	-	-	-	256	-	-
Consumer	-	-	-	-	-	-
	7,056	6,308	-	6,870	-	-
With an allowance recorded Commercial	1,812	1,812	1,266	1,075	20	18
Residential real estate
Home equity lines of credit	766	566	212	511	15	15
Multifamily properties	1,320	1,320	248	942	33	33
Other	5,196	5,051	510	3,670	121	106
Nonresidential real estate
Owner occupied properties	9,142	8,190	1,644	8,903	250	248
Non owner occupied properties	5,876	5,335	896	6,731	194	156
Construction	6,274	5,154	1,369	7,315	207	193
Consumer	120	120	120	15	1	1
	30,506	27,548	6,265	29,162	841	770

Total	$37,562	$33,856	$6,265	$36,032	$841	$770

(Continued)	F-27

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The following table presents the aging of the recorded investment in past due loans as of December 31, 2014 and 2013 by class of loans:

	Loans	Loans over
	30-90 days	90 days		Loans Not
	past due	past due	Nonaccrual	past due	Total
December 31, 2014
Commercial	$224	$-	$687	$232,611	$233,522
Residential real estate
Home equity lines of credit	1,006	7	365	100,393	101,771
Multifamily properties	-	-	206	53,280	53,486
Other residential real estate	2,173	-	2,379	112,722	117,274
Nonresidential real estate
Owner occupied properties	275	-	2,045	300,150	302,470
Non owner occupied properties	271	-	2,413	287,488	290,172
Construction	-	-	1,678	102,621	104,299
Consumer
Credit card balances	70	28	-	6,862	6,960
Other consumer	9	-	9	8,102	8,120
Municipal obligations	-	-	-	42,347	42,347

Total	$4,028	$35	$9,782	$1,246,576	$1,260,421

	Loans	Loans over
	30-90 days	90 days		Loans Not
	past due	past due	Nonaccrual	past due	Total
December 31, 2013
Commercial	$100	$-	$385	$241,309	$241,794
Residential real estate
Home equity lines of credit	550	-	622	97,786	98,958
Multifamily properties	-	-	-	67,964	67,964
Other residential real estate	3,693	-	4,738	108,003	116,434
Nonresidential real estate
Owner occupied properties	838	-	6,583	294,389	301,810
Non owner occupied properties	608	-	2,573	266,230	269,411
Construction	-	-	510	102,509	103,019
Consumer
Credit card balances	16	20	-	7,103	7,139
Other consumer	9	1	6	8,651	8,667
Municipal obligations			-	36,058	36,058

Total	$5,814	$21	$15,417	$1,230,002	$1,251,254

(Continued)	F-28

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

Troubled Debt Restructurings:

The Company has allocated $2,123 and $914 of specific reserves to customers whose loan terms have been modified in troubled debt restructurings as of December 31, 2014 and 2013, respectively. Troubled debt restructurings totaled $10,321 and $17,062 as of December 31, 2014 and 2013, respectively. The Company has not committed to lend additional amounts as of December 31, 2014 and 2013 to customers with outstanding loans that are classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight months to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the year ending December 31, 2014 and 2013:

	2014				2013
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	6	$1,841	$1,243	2	$113	$112
Residential real estate
Multifamily properties	1	1,485	1,485	2	2,455	2,443
Other residential real estate				4	1,001	998
Nonresidential real estate
Owner occupied properties	3	432	432	2	323	323
Non owner occupied properties	1	84	84	2	970	926
Total	11	$3,842	$3,244	12	$4,862	$4,802

(Continued)	F-29

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

The eleven restructured notes added during 2014 for $3,244 were added as performing troubled debt restructured loans. The twelve restructured notes added during 2013 for $4,802 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $512 and resulted in charge-offs of $658 during the year ending December 31, 2014.

The troubled debt restructurings described above increased the allowance for loan losses by $245 and resulted in charge-offs of $364 during the year ending December 31, 2013.

The following table presents loans by class modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the period ending December 31, 2014 and 2013:

Troubled Debt Restructurings That Subsequently Defaulted:

	2014		2013
	Number	Recorded	Number	Recorded
	of Loans	Investment	of Loans	Investment

Commercial	5	$2,310	3	$170
Residential real estate
Multifamily properties			1	958
Other residential real estate	2	575	-	-
Nonresidential real estate
Owner occupied properties			1	144
Non owner occupied properties	1	72	3	2,302
Construction			4	1,465

Total	8	$2,957	12	$5,039

A loan is considered to be in payment default once it is 30 days contractually past due under the modified terms.

The troubled debt restructurings that subsequently defaulted described above had $373 increased on the allowance for loan losses and resulted in charge-offs of $881 for the year ending December 31, 2014.

The troubled debt restructurings that subsequently defaulted described above had $195 increased on the allowance for loan losses and resulted in charge-offs of $630 for the year ending December 31, 2013.

(Continued)	F-30

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

As of December 31, 2014 and 2013, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows:

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2014
Commercial	$223,920	$3,294	$6,308	$-	$-	$233,522
Residential real estate
Home equity lines of credit	12,105	167	2,070	-	87,429	101,771
Multifamily properties	52,701	-	785	-	-	53,486
Other residential real estate	35,151	2,749	5,982	-	73,392	117,274

Nonresidential real estate
Owner occupied properties	273,465	11,266	17,739	-	-	302,470
Non owner occupied properties	280,392	5,292	4,488	-	-	290,172
Construction	100,101	-	4,198	-	-	104,299

Consumer
Credit card balances	-	-	-	-	6,960	6,960
Other consumer	-	-	9	-	8,111	8,120
Municipal obligations	42,347	-	-	-	-	42,347

Total	$1,020,182	$22,768	$41,579	$-	$175,892	$1,260,421

(Continued)	F-31

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 3 - LOANS (Continued)

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated	Total
December 31, 2013
Commercial	$226,021	$4,736	$11,037	$-	$-	$241,794
Residential real estate
Home equity lines of credit	11,775	1,721	1,582	-	83,880	98,958
Multifamily properties	65,521	-	2,443	-	-	67,964
Other residential real estate	24,697	4,594	8,606	-	78,537	116,434

Nonresidential real estate
Owner occupied properties	271,281	9,058	21,471	-	-	301,810
Non owner occupied properties	256,328	5,216	7,867	-	-	269,411
Construction	97,738	2,264	3,017	-	-	103,019

Consumer
Credit card balances	-	-	-	-	7,139	7,139
Other consumer	-	-	4	-	8,663	8,667
Municipal obligations	36,058	-	-	-	-	36,058

Total	$989,419	$27,589	$56,027	$-	$178,219	$1,251,254

Loans listed as not rated are included in groups of homogeneous loans. These loans are evaluated based on delinquency status.

NOTE 4 - PREMISES AND EQUIPMENT

Year-end premises and equipment were as follows:

	2014	2013

Land and improvements	$7,920	$7,920
Leasehold improvements	3,220	2,924
Buildings	19,061	19,024
Furniture, fixtures and equipment	14,043	12,916
Total	44,244	42,784
Accumulated depreciation	(21,944)	(20,340)

Net premises and equipment	$22,300	$22,444

Year-end depreciation expense was $1,864, $1,648, and $1,755 for 2014, 2013, and 2012, respectively.

NOTE 5 - GOODWILL AND ACQUISITION INTANGIBLES

Goodwill:

There was no change in Goodwill in 2014.

(Continued)	F-32

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 5 - GOODWILL AND ACQUISITION INTANGIBLES (Continued)

Acquisition Intangibles:

Acquisition intangibles were as follows as of year-end:

	2014		2013
	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets:
Core deposit intangibles	$3,595	$2,722	$3,595	$2,407
Trade name intangibles	165	165	165	165
Non-compete agreement intangibles	320	320	320	320
Other customer relationship intangibles	2,650	2,163	2,650	1,990

Total	$6,730	$5,370	$6,730	$4,882

Aggregate amortization expense was $488, $615, and $766 for 2014, 2013 and 2012, respectively.

Estimated amortization expense for each of the next five years:

2015	$403
2016	332
2017	249
2018	186
2019	153

NOTE 6 - INTEREST BEARING DEPOSITS

Time deposits of $250 or more were $58,949 and $60,480 at year-end 2014 and 2013.

Scheduled maturities of time deposits are as follows:

2015	$190,861
2016	71,924
2017	10,986
2018	904
2019	23,847

$298,522

Deposits from directors and their affiliates at year-end 2014 and 2013 were $15 and $13, comprising 0.95% and 0.86% of total deposits at those dates.

(Continued)	F-33

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 7 - SHORT-TERM BORROWINGS

Short-term borrowings consisted of the following:

	2014	2013

FHLB advance	$20,000	$-
Retail repurchase agreements	25,703	27,643

	$45,703	$27,643

Information regarding repurchase agreements for the years ended December 31, 2014 and 2013 is presented below:

	2014	2013

Average balance during the year	$25,639	$27,739

Maximum month end balance during the year	29,220	32,514

Average rate paid during the year	0.22%	0.22%

Year-end weighted average rate	0.22%	0.20%

NOTE 8 - NOTES PAYABLE

Notes payable consisted of the following:

	2014	2013

FHLB advances	$10,000	$5,000
Subordinated debentures	38,557	38,557
Other notes payable	1,768	2,020

	$50,325	$45,577

The FHLB advances are secured by a blanket pledge of eligible loans and securities and require monthly interest payments. The following advances were outstanding as of December 31:

	2014	2013
Fixed rate advances with maturity in 2017 and an interest rate of 1.01%	$10,000	$-
Fixed rate advances with maturity in 2014 and an interest rate of 1.72%	-	5,000

	$10,000	$5,000

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

(Continued)	F-34

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

Other notes payable include a capitalized lease obligation for $101 and a $1,667 note payable to US Bank. The US Bank note was utilized to fund the warrant repurchase during 2013 and has a rate of one-month LIBOR plus 2.35% and matures on June 30, 2016.

Payments on notes payable over the next five years are as follows:

2015	$222
2016	1,445
2017	10,101
2018	20,000
2019	-
Thereafter	18,557

Total notes payable	$50,325

The Bank maintains a $200,000 letter of credit from the Federal Home Loan Bank of Cincinnati. The letter is pledged to secure public funds deposit accounts and is secured by a blanket pledge of the Bank’s residential and commercial real estate loans.

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

(Continued)	F-35

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

In the second quarter of 2013, the Company completed the repurchase of the “Warrant” from the Treasury Department issued on February 13, 2009, as part of the TARP Capital Purchase Program for an aggregate repurchase price of $2,151. Prior to the repurchase transaction, the Warrant permitted the Treasury Department to purchase 276,078.12 shares of the Company’s common stock at an exercise price of $18.473 per share. The Warrant originally had provided for the purchase of 274,784 shares of the Company’s common stock at an exercise price of $18.56 per share and was thereafter adjusted for certain cash dividends declared by the Company from time to time. The Warrant had been issued in connection with the Company’s sale to the Treasury Department of 34,000 shares of the Company’s Fixed Rate Cumulative Perpetual Preferred Stock, Series A (the “Preferred Stock”) in 2009. As previously disclosed on the Company’s Current Report on Form 8-K filed November 23, 2011, the Company completed the repurchase of the remaining outstanding Preferred Stock from the Treasury Department on November 23, 2011. As a result of the Warrant repurchase, the Company has repurchased all securities issued to the Treasury under the TARP Capital Purchase Program. The repurchase of the Warrant was funded by a $2,000 note payable as described in Note 8.

NOTE 10 - EMPLOYEE BENEFITS

The Bank maintains an employee profit sharing plan covering substantially all employees. Contributions are at the discretion of the Board of Directors. Profit sharing expense totaled $369, $336, and $249, for the years ended December 31, 2014, 2013 and 2012, respectively.

In 2003, the Company adopted a benefit program for certain officers to encourage long-term retention. The program consists principally of a defined benefit component, providing each officer with payments equal to 30% of final average pay for 15 years after retirement, and a deferral component, permitting each officer the ability to defer a portion of their current compensation and earn pre-tax returns on such deferred amounts. The accrued liability under the defined benefit component was $6,740 and $4,884 at December 31, 2014 and 2013, respectively. Expense related to the program was $1,882, $1,136, and $850 for the years ended December 31, 2014, 2013 and 2012.

(Continued)	F-36

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
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

The options’ lives are generally ten years for employees and five years for directors. Total compensation cost that has been charged against income for those plans was $20, $50, and $97 for 2014, 2013 and 2012, respectively. The total income tax benefit was $0, $0, and $0.

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

There have been no options granted in 2014, 2013, or 2012.

A summary of the activity in the stock option plan for 2014 follows:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term	Value

Outstanding at beginning of year	162,019	$24.69
Granted	-	-
Exercised	(87,109)	24.89
Forfeited or expired	(4,230)	23.53
Outstanding at end of year	70,680	$24.33	2.06	$1,692
Exercisable at end of year	48,880	$24.40	2.06	$1,167

The Company expects all of the nonvested shares to become exercisable.

Information related to the stock option plan during each year follows:

	2014	2013	2012

Intrinsic value of options exercised	$1,029	$475	$84
Cash received from option exercises	2,169	3,507	810
Tax benefit realized from option exercises	360	121	31
Weighted average fair value/share of options granted	-	-	-

(Continued)	F-37

THE BANK OF KENTUCKY FINANCIAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2014, 2013 and 2012
(Dollar amounts in thousands, except per share amounts)

NOTE 11 - STOCK-BASED COMPENSATION (Continued)

As of December 31, 2014, there was $19 of total unrecognized compensation cost related to nonvested stock options granted under the plan. The cost is expected to be recognized over a weighted-average period of 1.41 years.

Restricted Stock Units: The specific terms of each restricted stock unit (“RSU”) award are determined by the Compensation Committee at the date of the grant. Compensation expense is recognized over the vesting period of the awards based on the fair value of the stock at the issue date. The fair value of the stock was determined using the total number of RSUs granted multiplied by the fair market value of a share of Company stock at the grant date. In 2014 11,415 of the granted RSU’s will fully vest on the first anniversary of the grant date, while 7,679 of the RSU’s were granted to employees under a long term incentive plan which are performance based and vest over a three year time frame.

A summary of changes in the Company’s nonvested shares for the year follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Nonvested at January 1, 2014	4,494	$26.25
Granted	19,094	36.16
Vested	(12,655)	32.00
Forfeited	(113)	35.16

Nonvested at December 31, 2014	10,820	$36.93

The Company recorded RSU expense of $499, $387 and $67 in 2014, 2013 and 2012, respectively. As of December 31, 2014, there was $227 of total unrecognized compensation cost related to nonvested shares granted under the 2012 stock incentive plan. The cost is expected to be recognized by December 31, 2016.

NOTE 12 - FEDERAL INCOME TAXES

Federal income taxes consisted of the following components:

	2014	2013	2012
Income tax/(benefit)
Currently payable	$6,797	$7,680	$7,275
Deferred	884	375	(152)

	$7,681	$8,055	$7,123

(Continued)	F-38

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

The following is a reconciliation of income tax expense and the amount computed by applying the effective federal income tax rate of 35% to income before income taxes:

	2014	2013	2012
Statutory rate applied to income before income taxes	$9,099	$9,737	$8,844
Tax exempt income	(869)	(794)	(903)
Company owned life insurance income	(380)	(399)	(407)
Incentive stock options	-	17	34
Non-qualified options expired	-	162	-
Low-income housing tax credit	(557)	(557)	(547)
Other	388	(111)	102
	$7,681	$8,055	$7,123

Year-end deferred tax assets and liabilities were due to the following factors:

	2014	2013
Deferred tax assets from:
Allowance for loan losses	$5,124	$5,707
Benefit plans	2,848	2,142
Premises and equipment	358	775
Net operating loss carryforward	2,533	2,832
Acquisition intangibles	280	360
Net unrealized loss on available for sale securities	-	916
Other	656	634
	11,799	13,366
Deferred tax liabilities for:
FHLB stock dividends	(919)	(966)
Acquisition intangibles	(3,310)	(3,035)
Net unrealized gain on available for sale securities	(1,072)	-
Other	(11)	(6)
	(5,312)	(4,007)
Net deferred tax asset	$6,487	$9,359

(Continued)	F-39

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 12 - FEDERAL INCOME TAXES (Continued)

At year-end 2014, the Company had net operating loss carry forwards from its 2007 acquisition of approximately $7,236, which expire beginning in 2022 and have an annual limitation by IRC section 382. No valuation allowance has been established as management believes it will generate sufficient income in future years to realize the net operating loss benefits before expiration.

The Company had no unrecognized tax benefits as of January 1, 2014 and 2013 and did not recognize any increase in unrecognized benefits during 2014 or 2013 relative to any tax positions taken in 2014 and 2013. Should the accrual of any interest or penalties relative to unrecognized tax benefits be necessary, it is the Company’s policy to record such accruals in its income taxes accounts; no such accruals exist as of December 31, 2014 and 2013. The Company and its corporate subsidiary file a consolidated U.S. federal income tax return, which is subject to examination for all years after 2011.

NOTE 13 - EARNINGS PER SHARE

The factors used in the earnings per share computation follow:

	2014	2013	2012
Basic
Net income available to common shareholders	$18,316	$19,765	$18,145

Weighted average common shares outstanding	7,669,608	7,513,103	7,462,528

Basic earnings per common share	$2.39	$2.63	$2.43

Diluted
Net income available to common shareholders	$18,316	$19,765	$18,145

Weighted average common shares outstanding for basic earnings per common share	7,669,608	7,513,103	7,462,528
Add: Dilutive effects of assumed exercises of stock options and restricted stock units	47,321	33,949	11,972
Add: Dilutive effects of assumed exercise of stock warrant	-	38,390	69,800

Average shares and dilutive potential common shares	7,716,929	7,585,442	7,544,300

Diluted earnings per common share	$2.37	$2.61	$2.41

Stock options for 0, 5,050, and 239,225 shares of common stock were not considered in computing diluted earnings per common share for 2014, 2013 and 2012 because they were antidilutive.

(Continued)	F-40

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES

The Bank leases branch facilities and sites and is committed under various non-cancelable lease contracts that expire at various dates through the year 2026. Some of these leases are with members of the Bank’s Board of Directors or companies they control. Expense for leased premises was $1,021, $986, and $947 for 2014, 2013 and 2012, respectively. Minimum lease payments at December 31, 2014 for all non-cancelable leases were as follows:

2015	$1,031
2016	779
2017	726
2018	532
2019	374
Thereafter	1,546

Total minimum lease payments	$4,988

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

Financial instruments with off-balance-sheet risk were as follows at year-end:

	2014		2013
	Fixed	Variable	Fixed	Variable
	Rate	Rate	Rate	Rate
Commitments to make loans (at market rates)	$7,670	$19,323	$7,509	$8,188
Unused lines of credit	-	410,468	-	392,719
Unused letters of credit	-	45,170	-	47,155

The loan commitments are generally extended for terms of up to 60 days and, in many cases, allow the customer to select from one of several financing options offered. For the fixed rate commitments, the interest range was 4.25% to 6.50% in 2014 and 3.25% to 5.50% in 2013.

At December 31, 2014 and 2013, the Bank was required to have $11,434 and $11,643, respectively, on deposit with the Federal Reserve or as cash on hand as reserve.

On March 3, 2005, the Bank entered into an agreement with Northern Kentucky University whereby the University granted to the Bank the naming rights for the new Northern Kentucky University Arena constructed on the campus of the University for a term commencing immediately upon execution of the agreement and expiring twenty years after the opening of the Arena. In consideration therefore, the Bank paid $6,000 in seven equal annual installments which began after substantial completion and opening of the Arena which occurred in September 2009.

(Continued)	F-41

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 14 - COMMITMENTS AND OFF BALANCE SHEET ACTIVITIES (Continued)

The cost of the naming rights is being amortized over the life of the contract commencing on the opening of the Arena, which took place in September 2009. The Company recorded $300 in expense for these naming rights in 2014, 2013 and 2012, the year end balance for this asset was $4,100 and $3,543 at December 31, 2014 and 2013, respectively

In the second quarter of 2007, the Bank and Thomas More College announced a naming rights agreement for the new athletic field being constructed on Thomas More’s campus. The Bank committed $1,000 to the project, which has been named The Bank of Kentucky Field. The cost of the naming rights is being amortized over the twenty-five year life of the agreement commencing on the opening of the field, which took place in September 2008. The Company recorded $40 in expense for these naming rights in 2014, 2013 and 2012, the year end balance for this asset was $747 and $787 at December 31, 2014 and 2013 respectively.

On November 8, 2012, the Bank entered into an agreement with Gateway Community and Technical College whereby the College granted to the Bank the naming rights for the new classroom and training center located in Boone County, Kentucky. The Bank committed $1,000 to the project, which will be named The Bank of Kentucky Classroom and Training Center. The cost of the naming rights will be amortized over a twenty year life, which commenced in 2013. The Company recorded $50 amortized expense in 2014 under this agreement. The year-end balance for this asset was $925 and $643 at December 31, 2014 and 2013, respectively.

On September 10, 2014, the Bank entered into an agreement with St. Elizabeth Medical Center, Inc. whereby the medical center granted to the Bank the naming rights for its new cardiovascular center located in Kenton County, Kentucky. The Bank committed $750 to the project, and the cost of the naming rights will be amortized over a ten-year period commencing in 2015. The year-end balance for this asset was $250 at December 31, 2014

NOTE 15 - INTEREST RATE CONTRACTS

As a result of loans acquired through the Integra Bank transaction in the fourth quarter of 2010, the Bank initiated an interest rate protection program in which the Bank earns a fee by providing the Bank’s commercial loan customers the ability to swap from variable to fixed, or fixed to variable interest rates. Under these agreements the Bank enters into a variable or fixed rate loan agreement with its customer in addition to a swap agreement. The swap agreement effectively swaps the customer’s variable rate to a fixed rate or vice versa. The Bank then enters into a corresponding swap agreement with a third party in order to swap its exposure on the variable to fixed rate swap with the Bank’s customer. Since the swaps are structured to offset each other, changes in fair values, while recorded, have no material net earnings impact. The notional amount of interest rate swaps at December 31, 2014 was $122,819 and $107,966 on December 31, 2013 with maturities ranging from one to ten years. The current fair value of these swaps was $2,280 and $1,915 at December 31, 2014 and 2013, respectively, and is included in other assets and other liabilities for the value of each of the swaps.

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

(Continued)	F-42

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 16 - CAPITAL REQUIREMENTS AND RESTRICTIONS ON RETAINED EARNINGS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action. Management believes as of December 31, 2014, the Company and Bank meet all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. At year-end 2014 and 2013, the most recent regulatory notifications categorized the Bank as “well capitalized” under the regulatory framework for prompt corrective action.

There have been no subsequent conditions or events that management believes have changed the institution's category.

The consolidated and Bank’s capital amounts and ratios, at December 31, 2014 and 2013 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2014
Total Capital to risk
weighted assets
Consolidated	$217,453	13.83%	$125,816	8.00%	N/A	N/A
Bank	217,446	13.82%	125,863	8.00%	$157,329	10.00%
Tier 1 (Core) Capital to risk
weighted assets
Consolidated	$190,814	12.13%	$62,908	4.00%	N/A	N/A
Bank	190,807	12.13%	62,931	4.00%	$94,397	6.00%
Tier 1 (Core) Capital to
average assets
Consolidated	$190,814	10.30%	$74,122	4.00%	N/A	N/A
Bank	190,807	10.34%	73,807	4.00%	$92,258	5.00%

(Continued)	F-43

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

The Company’s principal source of funds for dividend payments is dividends received from the Bank. Banking regulations limit the amount of dividends that may be paid without prior approval of regulatory agencies. Under these regulations, the amount of dividends that may be paid in any calendar year is limited to the current year’s net profits, combined with the retained net profits of the preceding two years, subject to the capital requirements described above. At December 31, 2014, the Bank could pay $46,243 without regulatory approval.

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

(Continued)	F-44

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

(Continued)	F-45

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$89,684	$-	$89,684	$-
U.S. government agency mortgage backed	210,604	-	210,604	-
Corporate	850	-	-	850
Derivatives	2,280	-	2,280	-

Total	$303,418	$-	$302,568	$850

Liabilities
Derivatives	$2,280	$-	$2,280	$-

Total	$2,280	$-	$2,280	$-

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
		Active Markets for	Observable	Unobservable
		Identical Assets	Inputs	Inputs
	Total	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$120,139	$-	$120,139	$-
U.S. government agency mortgage backed	220,059	-	220,059	-
Corporate	925	-	-	925
Derivatives	1,915	-	1,915	-

Total	$343,038	$	$342,113	$925

Liabilities
Derivatives	$1,915	$-	$1,915	$-

Total	$1,915	$-	$1,915	$-

(Continued)	F-46

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

There were no transfers between Level 1 and Level 2 during 2014 or 2013.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31, 2014.

There were no changes in unrealized gains and losses recorded in earnings for the period ended December 31, 2014 for Level 3 assets and liabilities that are still held at December 31, 2014.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the period ended December 31 (in thousands):

	Corporate Securities
	2014	2013

Balance of recurring Level 3 assets at January 1	$925	$1,060
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	75	135
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at December 31	$850	$925

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$850	Discounted cash flow	Probability of default	0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate security	$925	Discounted cash flow	Probability of default	0%

(Continued)	F-47

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

Assets and Liabilities Measured on a Non-Recurring Basis

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$1,085	$-	$-	$1,085
Nonresidential real estate
Owner occupied properties	337	-	-	337
Non owner occupied properties	366	-	-	366
Residential real estate
Home equity lines of credit	-	-	-	-
Multifamily properties	-	-	-	-
Other	124	-	-	124
Construction	957	-	-	957
Other real estate owned
Residential	36	-	-	36
Non-Residential	1,438	-	-	1,438

Total	$4,343	$-	$-	$4,343

(Continued)	F-48

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

		Fair Value Measurements at
		December 31, 2013 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$2,215	$-	$-	$2,215
Nonresidential real estate
Owner occupied properties	5,673	-	-	5,673
Non owner occupied properties	942	-	-	942
Residential real estate
Home equity lines of credit	218	-	-	218
Multifamily properties	1,245	-	-	1,245
Other	2,013	-	-	2,013
Construction	1,875	-	-	1,875
Other real estate owned
Residential	-	-	-	-
Non-Residential	2,772	-	-	2,772

Total	$16,953	$	$	$16,953

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $4,702 with a valuation allowance of $1,833, resulting in a decrease in provision for loan losses of $738 for 2014. As of December 31, 2013, impaired loans had a gross carrying amount of $17,600, with a valuation allowance of $3,419, resulting in a decrease in provision for loan losses of $2,846.

Other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1,474, which is made up of the outstanding balance of $1,701, net of a valuation allowance of $227 at December 31, 2014 resulting in a write-down of $227, for the year ended December 31, 2014. At December 31, 2013, other real estate owned had a net carrying amount of $2,772, made up of the outstanding balance of $3,287, net of a valuation allowance of $515, resulting in a write-down of $263 for the year ended December 31, 2013.

Values for collateral dependent loans and other real estate owned are generally based on appraisals obtained from licensed real estate appraisers and in certain circumstances consideration of offers obtained to purchase properties prior to foreclosure or other factors management deems relevant to arrive at a representative fair value.  Appraisals for commercial real estate generally use three methods to derive value: cost, sales or market comparison and income approach.  The cost method bases value on the cost to replace the current property.  The market comparison approach evaluates the sales price of similar properties in the same market area.  The income approach considers net operating income generated by the property and an investor’s required return.  The final fair value is based on a reconciliation of these three approaches. Values for non-real estate collateral, such as business equipment, are based on the licensed real estate appraisals valuation or the customer’s financial statements. Values for the non-real estate collateral use much higher discounts than does real estate collateral. This is reflected in the high discount rate used on Commercial loans which have a much higher percentage of equipment collateral than other loan types have.

(Continued)	F-49

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$1,085	Cost, sales, income approach	Adjustment for comparable properties, market conditions	48-61% (54%)
Nonresidential real estate
Owner occupied properties	337	Cost, sales, income approach	Adjustment for comparable properties, market conditions	4-95% (19%)
Non owner occupied properties	366	Cost, sales, income approach	Adjustment for comparable properties, market conditions	7% (7%)
Residential real estate
Home equity lines of credit		Cost, sales, income approach	Adjustment for comparable properties, market conditions	- -
Multifamily properties		Cost, sales, income approach	Adjustment for comparable properties, market conditions	- -
Other	124	Cost, sales, income approach	Adjustment for comparable properties, market conditions	13-74% (25%)
Construction	957	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-56% (27%)
Other real estate owned Residential	36	Cost, sales, income approach	Adjustment for comparable properties, market conditions	11% (11%)
Non-residential	1,438			7% (7%)

Total	$4,343

(Continued)	F-50

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2013 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:				6-25%
Commercial	2,215	Cost, sales, income approach	Adjustment for comparable properties, market conditions	(11%)
Nonresidential real estate				6-76%
Owner occupied properties	5,673	Cost, sales, income approach	Adjustment for comparable properties, market conditions	(17%)
Non owner occupied properties	942	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-66% (15%)
Residential real estate				6-26%
Home equity lines of credit	218	Cost, sales, income approach	Adjustment for comparable properties, market conditions	(8%)
Multifamily properties	1,245	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6% (6%)
Other	2,013	Cost, sales, income approach	Adjustment for comparable properties, market conditions	0-100% (36%)
Construction	1,875	Cost, sales, income approach	Adjustment for comparable properties, market conditions	6-16% (14%)
Other real estate owned Residential	-			0-0%
Non-residential	2,772			(0%)

Total	$16,953

(Continued)	F-51

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 17 - DISCLOSURES ABOUT FAIR VALUE (Continued)

The carrying amounts and estimated fair values of financial instruments at December 31, 2014 and December 31, 2013 are as follows (in thousands):

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$185,376	$185,376	$-	$-	$185,376
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	301,138	-	300,288	850	301,138
Securities held-to-maturity	73,629	-	73,934	-	73,934
Federal Home Loan Bank stock	4,850	N/A	N/A	N/A	N/A
Loans held for sale	2,255	-	2,255	-	2,255
Loans, net	1,244,266	-	-	1,249,398	1,249,398
Accrued interest receivable	3,911	-	1,213	2,698	3,911
Derivative assets	2,280	-	2,280	-	2,280
Financial liabilities
Deposits	$(1,615,879)	$(1,317,357)	$(299,586)	$-	$(1,616,943)
Short-term borrowings	(45,703)	-	(45,703)	-	(45,703)
Notes payable	(50,325)	-	(27,014)	(18,112)	(45,126)
Accrued interest payable	(892)	-	(878)	(14)	(892)
Standby letters of credit	(307)	-	-	(307)	(307)
Derivative liabilities	(2,280)	-	(2,280)	-	(2,280)

		Fair Value Measurements at
		December 31, 2013 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$78,621	$78,621	$-	$-	$78,621
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	341,123	-	340,198	925	341,123
Securities held-to-maturity	77,010	-	76,457	-	76,457
Federal Home Loan Bank stock	5,099	N/A	N/A	N/A	N/A
Loans held for sale	3,214	-	3,214	-	3,214
Loans, net	1,233,339	-	-	1,236,112	1,236,112
Accrued interest receivable	4,123	-	1,420	2,703	4,123
Derivative assets	1,915	-	1,915	-	1,915
Financial liabilities
Deposits	$(1,587,585)	$(1,286,733)	$(302,701)	$-	$(1,589,434)
Short-term borrowings	(27,643)	-	(27,643)	-	(27,643)
Notes payable	(45,577)	-	(20,083)	(17,414)	(37,497)
Accrued interest payable	(693)	-	(680)	(13)	(693)
Standby letters of credit	(415)	-	-	(415)	(415)
Derivative liabilities	(1,915)	-	(1,915)	-	(1,915)

(Continued)	F-52

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

(Continued)	F-53

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

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

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS

Presented below are condensed balance sheets and the related statements of income and cash flows for the parent company:

CONDENSED BALANCE SHEETS

December 31, 2014 and 2013

	2014	2013
Assets
Cash	$2,664	$2,612
Investment in bank subsidiary	218,714	199,084
Investment in unconsolidated trust	557	557
Other assets	985	717

	$222,920	$202,970
Liabilities and shareholders’ equity
Subordinated debentures and notes payable	$20,224	$20,446
Other liabilities	1,975	1,385
Total liabilities	22,199	21,831

Shareholders’ equity	200,721	181,139

	$222,920	$202,970

(Continued)	F-54

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 18 - PARENT COMPANY FINANCIAL STATEMENTS (Continued)

CONDENSED STATEMENTS OF INCOME

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012

Dividends from subsidiary	$4,400	$3,200	$5,500
Interest expense	(366)	(355)	(355)
Operating expenses	(2,117)	(631)	(381)
Tax benefit	537	328	224

Income before equity in undistributed income of the Bank	2,454	2,542	4,988

Equity in undistributed income (dividends in excess of earnings) of the Bank	15,862	17,223	13,157

Net income	$18,316	$19,765	$18,145

CONDENSED STATEMENTS OF CASH FLOWS

Years ended December 31, 2014, 2013 and 2012

	2014	2013	2012
Cash flows from operating activities
Net income	$18,316	$19,765	$18,145
Adjustments to reconcile net income to net cash from operating activities
(Equity in undistributed income)	(15,862)	(17,223)	(13,157)
Other changes	736	337	115
Net cash from operating activities	3,190	2,879	5,103

Cash flows from investing activities
Net cash from investing activities	-	-

Cash flows from financing activities
Advances on notes payable	-	2,000	-
Redemption of warrant	-	(2,151)	-
Payments on notes payable	(222)	(111)	-
Dividends paid on common stock	(5,516)	(5,098)	(4,624)
Exercise of stock options	2,600	3,552	841

Net cash from financing activities	(3,138)	(1,808)	(3,783)

Net change in cash	52	1,071	1,320

Cash at beginning of year	2,612	1,541	221

Cash at end of year	$2,664	$2,612	$1,541

(Continued)	F-55

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 19 - OTHER COMPREHENSIVE INCOME

Other comprehensive income (loss) components and related tax effects were as follows:

	2014	2013	2012
Unrealized holding gains on available-for-sale securities	$6,046	$(8,368)	$1,136
Reclassification adjustment for losses (gains) realized in income	(290)	(274)	(206)
Net unrealized gains (losses)	5,756	(8,642)	930
Tax effect	1,988	2,938	316

	$3,768	$(5,704)	$614

The following is a summary of the accumulated other comprehensive income balances, net of tax:

	Balance at December 31, 2013	Current year change	Balance at December 31, 2014
Unrealized gains (losses) on securities available for sale	$(1,777)	$3,768	$1,991

	Balance at December 31, 2012	Current year change	Balance at December 31, 2013
Unrealized gains (losses) on securities available for sale	$3,927	$(5,704)	$(1,777)

F-56

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

The following table summarizes the changes within each classification of accumulated other comprehensive income December 31, 2014:

Reclassifications Out Of Accumulated Other Comprehensive Income

Details about Accumulated other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$290	Net securities gains
	(102)	Income tax expense
	$188	Net of tax

The following table summarizes the changes within each classification of accumulated other comprehensive income (loss) December 31, 2013:

Reclassifications Out Of Accumulated Other Comprehensive Income

Details about Accumulated other Comprehensive Income Components	Amount Reclassified From Accumulated Other Comprehensive Income	Affected Line Item In the Statement Where Net Income is Presented
(in thousands)
Unrealized gains and losses on available-for-sale securities	$274	Net securities gains
	(96)	Income tax expense
	$178	Net of tax

F-57

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2014, 2013 and 2012

(Dollar amounts in thousands, except per share amounts)

NOTE 20 - SELECTED QUARTERLY DATA (UNAUDITED)

Presented below is a summary of the consolidated quarterly financial data for the years ended December 31, 2014 and 2013.

	2014
			Net	Provision		Earnings Per
	Interest	Interest	Interest	for Loan		Common Share
	Income	Expense	Income	Losses	Net Income	Basic	Diluted
Quarter ended
March 31	$14,929	$1,060	$13,869	$900	$4,618	$.60	$.60
June 30	15,100	1,119	13,981	1,000	5,065	.66	.66
September 30	15,202	1,174	14,028	300	4,561	.59	.59
December 31	15,183	1,201	13,982	-	4,072	.53	.53

	2013
			Net	Provision		Earnings Per
	Interest	Interest	Interest	for Loan		Common Share
	Income	Expense	Income	Losses	Net Income	Basic	Diluted
Quarter ended
March 31	$14,866	$1,283	$13,583	$2,000	$4,090	$.55	$.54
June 30	14,880	1,172	13,708	1,600	4,485	.60	.59
September 30	15,034	1,112	13,922	600	5,415	.72	.72
December 31	15,132	1,091	14,041	500	5,775	.76	.76

F-58

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures

Disclosure controls and procedures are BKFC’s controls and other procedures that are designed to ensure that information required to be disclosed by BKFC in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports that we file under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Under the supervision, and with the participation of our management, including our chief executive officer and chief financial officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. In making this assessment, management used the 1992 criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based upon this evaluation, our chief executive officer and chief financial officer have concluded that these controls and procedures were effective at December 31, 2014 to ensure that information requiring disclosure be communicated to management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the fourth quarter of 2014, no change occurred in our internal control over financial reporting that materially affected, or is reasonably likely to materially affect, BKFC’s internal control over financial reporting.

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

Based on The Bank of Kentucky Financial Corporation’s evaluation under the framework in Internal Control – Integrated Framework established in 1992, management concluded that internal control over financial reporting was effective as of December 31, 2014. Management’s internal control over financial reporting as of December 31, 2014 has been audited by Crowe Horwath LLP, an independent registered public accounting firm, as stated in their report which is contained herein.

Robert W. Zapp	Martin J. Gerrety
President & CEO	Treasurer and Assistant Secretary

The Independent Registered Public Accounting Firm’s opinion on the effectiveness of internal controls over financial reporting is included in their opinion in the financial statement section of this Annual Report.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS

(a)	Identification of Directors

The following individuals serve on our board of directors:

Name	Age	Position(s) Held
Charles M. Berger	62	Director
John S. Cain	51	Director
Barry G. Kienzle	63	Director
John E. Miracle	72	Secretary and Director
Mary Sue Rudicill	71	Director
Ruth M. Seligman-Doering	74	Director
James C. Votruba	69	Director
Herbert H. Works	86	Chairman and Director
Robert W. Zapp	63	President, CEO and Director

Charles M. Berger has served as a director of both BKFC and the Bank since April 2002. He currently is chair of the Nominating and Corporate Governance Committee and serves as a member of the Executive, Trust and IT Committees of the Bank. Since 1975, Mr. Berger has been employed by Chas. H. Bilz Insurance Agency, Inc., an independent insurance agency based in Covington, Kentucky that offers commercial and personal insurance products and solutions and employee benefits services, and has served as its President since 1994. In such capacity, Mr. Berger has extensive experience in the financial services industry, overseeing the day-to-day operations of the Chas. H. Bilz Insurance Agency and its 28 employees in representing national and regional insurance carriers in offering a variety of products and services. He received his Bachelor of Science degree in business from Northern Kentucky University in 1975. As a result of these and other professional experiences, the Board of Directors has concluded that Mr. Berger should serve as a director because of his general business, risk management, finance and accounting, compliance, corporate governance and entrepreneurial experience, as well as his experience in the financial services industry and corporate management experience and skills.

John S. Cain has served as a director of both BKFC and the Bank since August 2010, is currently a member of the BKFC’s Audit Committee, and serves as a member of the Audit, Asset Quality Committees of the Bank, and Chair of the IT Committee of the Bank. Mr. Cain is the President of Wiseway Supply, a privately held electrical, plumbing and lighting supplies company based in Florence, Kentucky, and, as President, has been responsible for the day-to-day operations and strategic decisions of the family business since 1994. Mr. Cain has served on the Board of Directors of Elite Distributor Insurance Company since 2013. In 2011, Mr. Cain co-founded and serves on the Board of Managers and Credit Committee for Alliance Business Lending, LLC, an asset-based lender. Prior to that, Mr. Cain was an internal auditor and financial analyst for Procter & Gamble Company. Mr. Cain is the immediate past chairman of the board of directors for IMARK Electrical Buying Group from 2007. He obtained his undergraduate degree from the University of Kentucky in 1986 with a triple major in Accounting, Finance and German and received his Juris Doctor from Northern Kentucky University in 1993. Raised in Kentucky, Mr. Cain is heavily involved in the community, contributing his talents to many local organizations. He is past Chair of the Northern Kentucky Chamber of Commerce and was a member of Tri-County Economic Development Corporation until 2013. Mr. Cain was chosen to be a director due to his community leadership, management skills and entrepreneurial experiences. Mr. Cain brings to our board in-depth knowledge and experiences with various members of the community, his expertise on financial matters, as well as a perspective on making decisions necessary for growth and success.

Barry G. Kienzle has served as a director of BKFC and the Bank since February 2007, and is currently the Chair of the Audit Committee of both BKFC and the Bank and serves as a member of the Nominating and Corporate Governance Committee and of the Compensation Committee. Mr. Kienzle also serves as a member of the Trust Committee and IT Committee of the Bank. Since 1987, Mr. Kienzle has been employed as the Senior Vice President and Chief Financial Officer (“CFO”) of Paul Hemmer Company, a real estate development and construction firm based in Fort Mitchell, Kentucky. Mr. Kienzle is also a member of the board of directors of the Paul Hemmer Company and serves as a director for affiliated entities Paul Hemmer Development Co., Paul Hemmer Development Co. III and Paul Hemmer Development Co IV. Mr. Kienzle is a member of the Ohio Society of CPAs and maintains an inactive Ohio CPA license. Mr. Kienzle is also a director of Northern Kentucky University Foundation, and serves as the chairman of its Audit Committee and a member of its Executive Committee and Finance Committee. As a result of these and other professional experiences, the Board of Directors has concluded that Mr. Kienzle should serve as a director because of his general business, finance and accounting, audit, compliance, corporate governance and corporate management experience, as well as his experience in the real estate industry. Mr. Kienzle’s experience as a CFO provides him with an in-depth understanding of generally accepted accounting principles and the application of such principles to various accounting estimates, accruals and reserves.

John E. Miracle, D.M.D., has served as a director of BKFC since its inception in 1994 and of the Bank since 1991. He is currently a member of the Compensation and Nominating and Corporate Governance Committees for BKFC and the Trust, Asset Quality and Executive Loan Committees for the Bank. In 2012 Dr. Miracle was also appointed to the non-executive role of Secretary for both BKFC and the Bank. Dr. Miracle had a private dental practice for 30 years and retired from practice in September 1999. As a result of these and other professional experiences, the Board of Directors has concluded that Dr. Miracle should serve as a director because of his general business and entrepreneurial experience. Through his long-term service on the Board of Directors of BKFC and the Bank, Dr. Miracle brings to our Board an in-depth knowledge of the business of the Bank and BKFC.

Mary Sue Rudicill has served as a director of BKFC since its inception in 1994 and of the Bank since 1991 and is presently a member of Audit and Compensation Committees of both the BKFC and the Bank. She is also a member of the CRA and Compliance Committees of the Bank. Ms. Rudicill has a background in accounting and finance, serving as an auditor and a member of the board of directors of Boone State Bank & Trust Company from 1971 to 1986. Ms. Rudicill is presently, and has served for the past 18 years as, the Chairperson of Belleview Sand and Gravel, Inc. and Gravelview Trucking Company, family owned businesses based in Burlington, Kentucky that supply sand, gravel, concrete, aggregates and masonry products throughout northern Kentucky. As Chairperson, Ms. Rudicill oversees all aspects of the business, finance and operations of Belleview Sand and Gravel, Inc. and Gravelview Trucking Company, which have a total of 20 employees. As a result of these and other professional experiences, including the experience and skills acquired by Ms. Rudicill during her long-term service on the boards of directors of financial services institutions, the Board of Directors has concluded that Ms. Rudicill should serve as a director because of her corporate management skills and experience, as well as her general business, sales, corporate governance, accounting and finance, audit and entrepreneurial experience.

Ruth M. Seligman-Doering has served as a director of BKFC since its inception in 1994 and of the Bank since its inception in 1990 and is presently a member of the Nominating and Corporate Governance Committee of BKFC, chair of the Trust Committee of the Bank and a member of the CRA and IT Committees of the Bank. Ms. Seligman-Doering is director of Charles Seligman Distributing Company, Inc., a family owned beverage wholesaler and distributor based in Walton, Kentucky and has also been its President and CEO since 1992, overseeing all aspects of its day-to-day operations and approximately 125 employees. As a result of these and other professional experiences, the Board of Directors has concluded that Ms. Seligman-Doering should serve as a director because of her corporate management skills and experience, as well as her general business, sales, corporate governance and entrepreneurial experience.

James C. Votruba has served as a director of BKFC since 2013. Dr. James C. Votruba is President Emeritus and Professor of Educational Leadership at Northern Kentucky University (“NKU”), where he served as President from 1997 to 2012. As President of NKU Dr. Votruba oversaw a $250 million university, a position which required business and financial decision making expertise. Dr. Votruba has served on the Board of Directors for Ohio National Mutual Holding Company since 2005, as well as serving on Ohio National Mutual Holding Company’s audit committee. As a result of these and other professional experiences, including the experience and skills acquired by Dr. Votruba during his long-term service on the boards of directors of another financial services institution, the Board of Directors has concluded that Dr. Votruba should serve as a director because of his corporate management skills and experience, as well as his general business, sales, corporate governance, accounting and finance, audit and entrepreneurial experience.

Herbert H. Works has served as a director of BKFC since its inception in 1994 and a director of the Bank since 1992. Mr. Works has served as the Chairman of both BKFC and the Bank since 2012 and currently serves as a member of the Executive, Asset Quality, CRA and IT Committees of the Bank. From 2003 to 2012, Mr. Works served as the Secretary of both BKFC and the Bank. Mr. Works is the President of Boone-Kenton Lumber Company, located in Erlanger, Kentucky, which provides lumber and related products and services for the building industry. Mr. Works has been employed by that company for the last 27 years where he has overseen all aspects of its business and operations. As a result of these and other professional experiences, including the experience and skills acquired by Mr. Works during his service as Secretary of BKFC, the Board of Directors has concluded that Mr. Works should serve as a director because of his general business, corporate management, sales and entrepreneurial experience.

Robert W. Zapp has served as a director of BKFC since its inception in 1994 and a director of the Bank since its inception in 1990. Mr. Zapp is the President and CEO of the Bank and BKFC and has served in that capacity since each of their inceptions. Prior to that, Mr. Zapp was the President of Fifth Third Bank of Kenton County, formerly Security Bank, and resigned as President of such institution in order to participate in the organization of the Bank. Prior to that, Mr. Zapp served as the Executive Vice President over lending and on the board of directors for Boone State Bank in northern Kentucky. As a result of these and other professional experiences, including the experience and skills acquired by Mr. Zapp during his service in various management positions within BKFC and the Bank, as well as his extensive experience in the financial services industry, the Board of Directors has concluded that Mr. Zapp should serve as a director because of his general business, risk management, corporate governance, corporate management, bank regulatory, legal and public company experience.

(b)	Identification of Executive Officers

The executive officers of BKFC as of the date of this Form 10-K are listed below. All executive officers hold office until their successors are appointed. Executive officers are appointed annually by the Board of Directors.

Name	Age	Position
Herbert H. Works	86	Chairman
Robert W. Zapp	63	President and Chief Executive Officer
John E. Miracle	72	Secretary
Martin J. Gerrety	51	Treasurer and Assistant Secretary

Biographical information regarding each of these executive officers, except Mr. Gerrety, is set forth above. Biographical information regarding Mr. Gerrety is set forth below.

Martin J. Gerrety was Senior Vice President and Chief Financial Officer of Peoples Bank of Northern Kentucky from 1996 until 2002, where he oversaw all aspects of the finance and accounting functions as well as a staff of finance professionals. He has served as both Treasurer and Assistant Secretary of BKFC since May 2003, and as Senior Vice President, CFO of the Bank since 2002 until July of 2005, and as Executive Vice President, CFO of the Bank since July of 2005. In those capacities he is responsible for the financial reporting and accounting functions for both BKFC and the Bank. He received his Bachelor of Science degree from Northern Kentucky University in 1985 and his Masters of Business Administration from Xavier University in 1995.

(c)	Identification of Certain Significant Employees

Not Applicable.

(d)	Family Relationships

Not Applicable.

(e)	Business Experience

The business experience of each of our current directors and executive officers is set forth in Part III, Item 10(a), “Identification of Directors” and Part III, Item 10(b), “Identification of Executive Officers,” respectively, of this Annual Report on Form 10-K.

The directorships currently held, and held during the past five years, by each of our directors in any company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended, or subject to Section 15 of such Act or any company registered as an investment company under the Investment Company Act of 1940, as amended, are set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on From 10-K.

(f)	Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers that served during the year ended December 31, 2014 or currently has been involved during the past ten years in any legal proceedings required to be disclosed pursuant to Item 401(f) of Regulation S-K.

(g)	Promoters and Control Person

Not applicable.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Under the federal securities laws, BKFC’s directors and executive officers and persons holding more than ten percent of the outstanding Shares are required to report their ownership of Shares and changes in such ownership to the SEC and BKFC. Based solely on its review of the copies of such reports, BKFC believes that, for the year ended December 31, 2014, all Section 16(a) filing requirements applicable to BKFC’s officers, directors and greater than ten percent stockholders were complied with on a timely basis, except for a Form 4 for Barry G. Kienzle for the acquisition of 1,000 shares filed on January 8, 2014, a Form 4 for Robert W. Zapp for the exercise of options and forfeiture of 100 shares filed on February 4, 2014, and a voluntarily filed Form 4 for John S. Cain for the acquisition by gift of 28,600 shares filed on July 17, 2014.

CODE OF ETHICS

All BKFC and Bank employees and directors, including BKFC’s principal executive officer, principal financial officer and principal accounting officer or persons performing similar functions, are required to abide by the Bank’s Code of Ethics (the “Code of Ethics”). Accordingly, BKFC does not maintain a separate code of ethics applicable solely to its principal executive officer, principal financial officer and/or its principal accounting officer or persons performing similar functions. The BKFC Board of Directors believes that this Code of Ethics substantially conforms to the code of ethics required by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Code of Ethics requires that the Bank’s directors, executive officers and employees avoid conflicts of interest, comply with all laws and other legal requirements, conduct business in an honest and ethical manner and otherwise act with integrity and in the Bank’s best interest. Under the terms of the Code of Ethics, directors, executive officers and employees are required to report any conduct that they believe in good faith to be an actual or apparent violation of the Code of Ethics.

BKFC will provide a copy of the Code of Ethics without charge to any person upon written request to BKFC at its principal executive office at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, Attention: President.

Procedures for Stockholder Nominations to the Board of Directors

No material changes to the procedures for nominating directors by our stockholders were made during the year ended December 31, 2015.

Audit Committee and Audit Committee Financial Expert

The Audit Committee of BKFC consisted of Messrs. Humpert, Cain, Kienzle and Ms. Rudicill in 2014, each of whom was “independent” as that term is defined in NASDAQ Rule 5605(a)(2) and met the criteria for independence set forth in Rule 10A-3 of the Exchange Act. The Board has determined that each Audit Committee member is financially literate and has determined that Mr. Kienzle is an “audit committee financial expert” as defined under SEC rules and regulations by virtue of his background and experience, as described in his biography set forth in Part III, Item 10(a), “Identification of Directors” of this Annual Report on From 10-K.

Item 11. Executive Compensation.

COMPENSATION DISCUSSION AND ANALYSIS

This Compensation Discussion and Analysis explains BKFC’s compensation philosophy, policies and practices with respect to the President and CEO, and Treasurer and Assistant Secretary, both of whom are referred to collectively as the “Named Executive Officers.”

Responsibility for Executive Compensation Program

The Compensation Committee of the Board of Directors is responsible for establishing compensation policies with respect to the President and CEO and the Treasurer and Assistant Secretary, whose compensation is listed in the “Executive Compensation—Summary Compensation Table” below, and overseeing their compensation. The Compensation Committee consults with the President and CEO in setting the compensation for BKFC’s Treasurer and Assistant Secretary.

At the 2014 annual meeting of stockholders of BKFC, pursuant to a non-binding, advisory vote, the stockholders approved the compensation of BKFC’s Named Executive Officers as disclosed in the proxy statement. The Compensation Committee has considered the results of this advisory vote and believes that it shows support by BKFC’s stockholders for BKFC’s compensation philosophy and the executive compensation programs that implement BKFC’s compensation philosophy. BKFC has not significantly changed its executive compensation programs following the advisory vote. The Board of Directors has determined that stockholder non-binding, advisory vote on BKFC’s executive compensation shall occur every year.

Compensation Objectives

The Compensation Committee seeks to achieve three broad goals in connection with the compensation program and decisions regarding Named Executive Officers. First, the Compensation Committee structures the compensation program in a manner that the Compensation Committee believes will enable BKFC and the Bank to retain the Named Executive Officers. Second, the Compensation Committee establishes the compensation program for the Named Executive Officers to reward them for the achievement of business objectives of BKFC and the Bank. Finally, the compensation programs for the Named Executive Officers are intended to provide each respective officer with an equity interest in BKFC so as to link a portion of his compensation with the performance of BKFC’s Shares.

Neither BKFC nor the Bank have entered into employment agreements or separate change-of-control or severance agreements with the Named Executive Officers in connection with BKFC and the Bank’s compensation programs because BKFC does not favor treatment of the Named Executive Officers in those circumstances beyond that provided for employees generally.

Compensation Components

The key components of the compensation program for the Named Executive Officers consist of a base salary, a performance-based cash bonus plan and participation in various performance-based and other compensation plans, including BKFC’s 1997 Stock Option and Incentive Plan (the “1997 Stock Option Plan”) (which has expired), 2007 Stock Option Plan (which has expired) and 2012 Stock Incentive Plan, Pension Plan, Contribution Plan and Insurance Plan, as further described below.

In determining annual base salary and performance-based compensation, such as cash bonuses, the Compensation Committee believes that establishing performance-based goals for the Bank provides an opportunity to align awards with performance. The base salaries for the Named Executive Officers are established from year to year by the Board of Directors, based on the recommendations of the Compensation Committee. Bonus compensation is determined as described below.

At the end of each calendar year, the Compensation Committee reviews the past year’s performance by the Named Executive Officers and also reviews any matters which may have occurred during the prior year that represented extraordinary services or accomplishments or any extraordinary matters which were beyond the Named Executive Officer’s control. Based upon the foregoing, the Compensation Committee formulates its recommendations pertaining to the Named Executive Officers and submits them for approval by the Board of Directors.

The key components of BKFC’s executive compensation program are set forth in greater detail below.

Base Salary. BKFC’s base salary program is designed to provide a competitive base salary to management and other employees. The salary levels of all employees, including the Named Executive Officers, are set to reflect the duties and levels of responsibilities inherent in the position and the competitive conditions in the banking business in BKFC’s market area. Comparative salaries paid by peer financial institutions are considered in establishing the salary for a given position. Particularly in determining the Named Executive Officers’ base salaries, the Compensation Committee utilizes surveys prepared by trade groups and other independent sources of salaries paid to executive officers of other bank holding companies, non-diversified banks and other financial institutions similar in size, market capitalization and other characteristics. The base salaries for the President and CEO and the Treasurer and Assistant Secretary are reviewed annually by the Compensation Committee, taking into account the competitive level of pay as reflected in the surveys consulted. In setting base salaries, the Compensation Committee also considers a number of factors relating to the individual, including individual performance, historic salary levels, general market conditions, job responsibilities, level of experience, ability and knowledge of the position and complexity of BKFC’s operations. These factors are considered in the aggregate and none of the factors is accorded a specific weight. See “Executive Compensation—Summary Compensation Table” for base salaries paid to the Named Executive Officers during the 2014 fiscal year.

Bonus Plan. BKFC’s bonus plan provides the Named Executive Officers with additional incentive to attain company-wide financial objectives and individual performance goals. For fiscal years 2004 through 2007, the Board of Directors established a variable cash bonus award of up to 49% of base salary for each such year, based upon the Bank’s achievement of levels of return on equity (“ROE”), return on assets (“ROA”) and asset growth. For 2008 and thereafter, subject to the right of the Board to make changes to the plan, the Board of Directors revised its criteria under the bonus plan. The criteria established for 2008 and thereafter provide for potential bonus awards based upon the increase in BKFC’s diluted earnings per share as compared to the prior fiscal year. The minimum level of increase in diluted earnings per share under the bonus plan is 3%, corresponding to a possible discretionary bonus award of 5% of the Named Executive Officer’s base salary. The maximum level of increase in diluted earnings per share under the bonus plan is 15%, corresponding to a possible discretionary bonus award of 50% of the Named Executive Officer’s base salary. Varying levels of performance in-between these minimum and maximum levels establish possible discretionary bonus awards ranging from 5% to 50%. The Compensation Committee, in connection with its annual performance review of the Named Executive Officers, considers making discretionary bonus awards under this program in light of the foregoing criteria as well as the individual performance and other relevant factors.

As a result of BKFC’s strong core earnings and the successful negotiation of the transaction with BB&T, the Compensation Committee recommended, and the Board of Directors approved, awarding the President and CEO a bonus equal to 42% and the Treasurer and Assistant Secretary a bonus equal to 30% of their respective base salary for 2014 under the bonus plan applicable for 2014.

Long-Term Equity Incentive Compensation Program. BKFC’s long-term incentive compensation consists of incentive stock options (“ISOs”), nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units related to BKFC’s common stock.

1997 Stock Option Plan and 2007 Stock Option Plan. Both of BKFC’s 1997 Stock Option Plan and 2007 Stock Option Plan, which consist entirely of stock option awards to purchase shares of BKFC’s common stock, encourage directors, officers, managerial and key employees to focus on the long-term growth of BKFC and the Bank since the value of these awards depends on their performance and BKFC’s future stock value. Both plans were designed to be administered by a committee composed of members of the Board of Directors of BKFC (a “Stock Option Committee”). The Stock Option Committee determined the proportions and terms of stock option grants. In deciding to award options, the Stock Option Committee considered a number of factors, including the number of options outstanding or previously granted and the aggregate size of current awards. All stock options that have been granted under these two plans have an exercise price equal to the fair market value of BKFC’s Shares at the time of grant and are exercisable within a 10-year or less period. The 1997 Stock Option Plan expired on March 21, 2007 and was replaced with the 2007 Stock Option Plan, which was adopted by the Board of Directors on March 16, 2007 upon the recommendation of the Compensation Committee, and approved by stockholders at BKFC’s 2007 annual meeting on April 20, 2007. The 2007 Stock Option Plan expired on April 20, 2012 and was replaced with the 2012 Stock Incentive Plan, which was adopted by the Board of Directors on March 16, 2012 and approved by stockholders at BKFC’s 2012 annual meeting on April 20, 2012.

The 2007 Stock Option Plan provides that up to a maximum of 1,200,000 shares of BKFC’s common stock (subject to certain adjustments such as stock splits, stock dividends or recapitalizations) are available for issuance thereunder. Of these shares, options for up to 360,000 shares may be awarded to non-employee directors and non-employee officers, and options for up to 840,000 shares may be awarded to employees. No more than 25% of the shares subject to options may be awarded to any individual who is an employee of BKFC, no more than 5% of such shares may be awarded to any director or officer who is not an employee, and no more than 30% of such shares may be awarded to non-employee directors and non-employee officers in the aggregate. During fiscal year 2013, no options were awarded under the 2007 Stock Option Plan.

2012 Stock Incentive Plan. The 2012 Stock Incentive Plan, which authorizes the grant of ISOs, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units, permits BKFC to have significant flexibility in determining the types and specific terms of awards made to participants. The purpose of the 2012 Stock Incentive Plan is to assist BKFC in (i) attracting and retaining employees and directors of, and independent contractors to, BKFC; (ii) motivating such individuals by means of performance-related incentives to achieve longer-range performance goals and (iii) enabling such individuals to participate in the long-term growth and financial success of BKFC. The 2012 Stock Incentive Plan permits BKFC to have significant flexibility in determining the types and specific terms of awards made to participants based on then-current objectives for aligning compensation with stockholder value. The 2012 Stock Incentive Plan is administered by the Compensation Committee.

The 2012 Stock Incentive Plan provides that up to a maximum of 1,000,000 Shares (subject to certain adjustments such as stock splits, stock dividends or recapitalizations) are available for issuance thereunder. Of these shares, (a) no more than 750,000 Shares may be issued as ISOs; (b) no more than 250,000 Shares may be issued as nonqualified stock options; (c) no more than 400,000 Shares may be issued pursuant to restricted stock; and (d) no more than 400,000 Shares may be issued pursuant to restricted stock units.

In addition, under the 2012 Stock Incentive Plan, in a given calendar year, no participant may (a) be granted stock options and tandem stock appreciation rights that are related to stock options for more than 25,000 Shares; (b) receive Shares pursuant to the grant of any freestanding SARs for more than a total of 25,000 Shares;(c) receive awards of performance shares in excess of 10,000 Shares; (d) receive performance share units of more than 10,000 Shares or (e) receive awards paid in cash having an aggregate dollar value in excess of $250,000.

Each Share issued or transferred pursuant to an award of options or stock appreciation rights will reduce the aggregate plan limit of one million Shares by one Share. Each Share issued or transferred (and in the case of restricted stock, restricted stock units, performance shares and performance units, released from all substantial risk of forfeiture) pursuant to an award other than options or stock appreciation right will reduce the aggregate plan limit of one million Shares by 2.50 Shares. The following are not included in calculating the Share limitations set forth above: (i) awards that are settled in cash and (ii) any Shares subject to an award under the 2012 Stock Incentive Plan if the award is forfeited, cancelled, terminated, expired or lapsed for any reason without the issuance of Shares underlying the award. Any Shares that again become available for issuance as described above will be added back to the aggregate plan limit in the same manner such Shares were originally deducted from the aggregate plan limit.

In January, 2014, the Board of Directors approved awarding the President and CEO 455 Restricted Stock Units under the 2012 Stock Incentive Plan which were exchanged for 455 Shares in December, 2014 and the Treasurer and Assistant Secretary 341 Restricted Stock Units under the 2012 Stock Incentive Plan which were exchanged for 341 Shares in December, 2014. Also In January, 2014 the and the Board of Directors approved, awarding the Treasurer and Assistant Secretary 661 Restricted Stock Units under the 2012 Stock Incentive Plan in the form of a long term incentive award that vest in December of 2016 if certain financial goals are achieved. For the awards granted to non-employee directors in 2014 pursuant to the 2012 Stock Incentive Plan, see the section entitled “Director Compensation – Restrictive Stock Unit Program for Non-Employee Directors and General Counsel.”

Retirement Benefits. BKFC’s 401(k) plan has proven to be an important retention tool for BKFC and the Bank. The 401(k) plan is a broad-based tax-qualified defined contribution plan that provides employees with valuable retirement benefits. Under the 401(k) plan, BKFC provides participants with the opportunity to defer their compensation for retirement up to the maximum amount permitted by law.

Effective September 1, 2003, the Bank’s Board of Directors adopted The Bank of Kentucky, Inc. Executive Private Pension Plan (the “Pension Plan”) to provide supplemental retirement income for eligible employees. The Pension Plan is a defined benefit pension plan which covers any person employed by the Bank who is determined by the Bank to be a member of management and who is designated as an eligible employee under the Pension Plan.

Eligible employees are entitled to receive a pension benefit of 30% of their “final average compensation” if employment is terminated on or after the date on which the eligible employee turns 65. The term “final average compensation” is defined to mean the annual adjusted compensation of a participant averaged over the five consecutive plan years from the date of participation which produces the highest annual average, provided that if the participant has less than five consecutive plan years of service, final average compensation will be based on adjusted compensation for those years of service from the date of employment to the date of termination. The benefits under the Plan shall be paid in the form of an immediate 15-year term annuity. There are currently 16 employees of the Bank who are considered to be eligible employees of the Pension Plan, all of whom participate in the Pension Plan, including Messrs. Zapp and Gerrety. The Pension Plan was subsequently amended to add the definition of “separation from service” to comply with Section 409A of the Internal Revenue Code of 1986, as amended (the “Code” ”) and again amended on October 29, 2014 to eliminate the existing lump sum provisions upon a “separation from service” prior to the “normal retirement age,” as such terms are defined in the Pension Plan, to provide the commencement date of a term annuity and modify the definition of years of service to provide for 2015 service.

Other Compensation. Effective September 1, 2003, the Board of Directors of the Bank adopted an Executive Deferred Contribution Plan (the “Contribution Plan”) providing certain employees an opportunity to defer the receipt of compensation pursuant to Section 451 of the Code. The Contribution Plan is intended as an unfunded arrangement for the benefit of a select group of management employees. The Contribution Plan allows participants to defer a portion of their annual compensation into a deferred compensation account which is deemed to be invested among such categories of investments as may be made available under the Contribution Plan, with the participant’s account being credited or debited with the increase or decrease in the realizable net asset value or credited interest, as applicable, of the designated deemed investments. The Contribution Plan was subsequently amended to update the definitions of “disability” and “separation from service” to comply with Section 409A of the Code. Additionally, the Contribution Plan was amended to expand the securities to which a participant’s deferred compensation account may be directed to include common or preferred stock of BKFC or any affiliate. In connection with the amendments to the Contribution Plan, BKFC also created a nonqualified grantor trust, commonly known as a rabbi trust, the assets of which may be used to pay participants’ benefits in the Contribution Plan.

Employees are provided with coverage under medical, life insurance and disability plans on terms consistent with industry practice. Other coverage, such as dental insurance, is available to employees on a voluntary basis. Employees are provided with access to a flexible spending plan which allows employees to set aside pre-tax dollars to pay for certain benefits.

Effective September 1, 2003, the Board of Directors of the Bank adopted a Group Insurance Endorsement Plan (the “Insurance Plan”) to supplement insurance death protection to certain employees. The Insurance Plan provides a death benefit to the policy’s beneficiaries equal to two times such participant’s annual salary for the year of his or her death.

Detailed information regarding other compensation is provided in footnote 2 to the Summary Compensation Table below. In general, BKFC believes that perquisites should not constitute a consequential portion of any executive officer’s compensation.

Tax and Accounting Considerations

In consultation with advisors, the tax and accounting treatment of each of BKFC’s compensation programs is evaluated at the time of adoption and annually to ensure that we understand the financial impact of each program on BKFC. BKFC’s analysis includes a review of recently adopted and pending changes in tax and accounting requirements. During fiscal 2014, we continued to consider the implications of significant developments in the tax and accounting area.

Section 162(m) of the Code limits the Bank’s Federal income tax deduction for certain executive compensation in excess of $1 million paid to each of the Named Executive Officers. The $1 million deduction limit does not apply, however, to “performance-based compensation,” as that term is defined in Section 162(m)(4)(C) of the Code and the regulations promulgated thereunder. The Compensation Committee recognizes the possibility that if the amount of the base salary of a Named Executive Officer, and other compensation not described in the preceding paragraph, exceeds $1 million, it may not be fully deductible for Federal income tax purposes. The Compensation Committee will make a determination at any such time whether to authorize the payment of such amounts without regard to deductibility or whether the terms of such payment should be modified as to preserve any deduction otherwise available. To date, the compensation of the Named Executive Officers has not approached $1 million, nor is it expected to in the near future.

Stock Ownership Requirements

BKFC has not adopted formal stock ownership requirements for the Named Executive Officers and members of the Board of Directors. As a practical matter, the Named Executive Officers and directors hold significant interests of BKFC stock, which they have accumulated primarily through individual purchases and receipt of stock option awards.

Under our Restrictive Stock Unit Program for Non-Employee Directors and General Counsel established in 2012, the award of restricted stock units places a restriction on the restricted stock of BKFC subsequently issued in exchange for such restricted stock units. The restriction requires that the first $60,000 worth of restricted stock must continue to be held by the recipient until one year after he or she ceases to serve in the applicable capacity, or sooner dies.

Compensation for the Named Executive Officers in 2013

Chief Executive Officer Compensation. In determining Mr. Zapp’s compensation for fiscal 2014, the Compensation Committee focused on BKFC’s financial performance during the year, the number of initiatives begun, expanded or completed by BKFC and the Bank, competitive levels of compensation for CEOs managing operations of similar size, complexity and performance level, the importance of retaining a President and CEO with the strategic, financial and leadership skills to ensure BKFC’s continued growth in the foreseeable future, and the challenging conditions facing the financial services sector at the present time and in the coming months. Under the bonus plan for Mr. Zapp, he was eligible to earn a bonus of 0% to 50% of his base salary based on BKFC’s achievement of the financial performance target based on diluted earnings per share, described above. The Compensation Committee recommended, and the Board of Directors approved, a bonus to Mr. Zapp for the 2014 fiscal year in the amount of $220,000, or 42% of his base salary. A total of 455 restricted stock units were granted, and subsequently vested, to Mr. Zapp under the 2012 Stock Incentive Stock Plan for the 2014 fiscal year.

Treasurer Compensation. The base salary for Mr. Gerrety is also set by the Compensation Committee, based upon recommendations provided by the President and CEO, in a manner consistent with the base salary guidelines applied to the President and CEO. In general, the Compensation Committee considers the Bank’s financial performance, peer group financial performance and compensation survey data when making decisions regarding other executive officers’ compensation, including salary, bonus and awards under the 2012 Stock Incentive Plan. The Compensation Committee also considers the challenging conditions facing the financial services sector at the present time and in the coming months. Under the bonus plan for Mr. Gerrety, he was eligible to earn a bonus of 0% to 50% of his base salary based on BKFC’s achievement of the financial performance target based on diluted earnings per share, described above. The Compensation Committee recommended, and the Board approved, a bonus to Mr. Gerrety for the 2014 fiscal year in the amount of $60,300, or 30% of his base salary. A total of 351 restricted stock units were granted, and subsequently vested, to Mr. Gerrety under the 2012 Stock Incentive Stock Plan for the 2014 fiscal year. Mr. Gerrety was also granted 661 restricted stock units as a long term incentive, these units vest in December 2016 if certain financial performance goals are reached.

Economic Considerations. The Compensation Committee’s decisions with respect to Mr. Zapp’s and Mr. Gerrety’s respective compensation reflect the significant issues existing for financial institutions in the current and anticipated economic environment, including mortgage defaults, decline in housing prices, other credit defaults, other bank failures, unemployment rates and special factors for individual markets, such as the economy in northern Kentucky. BKFC executives have, for the most part, avoided the major mistakes of other financial institutions, but nonetheless must deal with the circumstances created by these other institutions.

The Compensation Committee will continue to review the Named Executive Officers’ compensation and consider any changes to the terms of existing compensation arrangements with such Named Executive Officers as it deems advisable to accomplish the objectives of BKFC’s executive compensation program, which are described above.

EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by BKFC in 2014, 2013 and 2012 to BKFC’s Named Executive Officers (its Chief Executive Officer and its Treasurer and Assistant Secretary), whose total compensation exceeded $100,000 for fiscal year 2014. BKFC’s executive officers are compensated by BKFC’s subsidiary, the Bank. Except for the Named Executive Officers, no executive officer of BKFC received more than $100,000 in total compensation payments from the Bank during the year ended December 31, 2014.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock(5) Awards	Option Awards ($)	Non-equity Incentive Plan Compensation	Change in Pension Value and Non- Qualified Deferred Compensation Earnings ($)(1)	All Other Compensation ($)(2)	Total ($)
Robert W. Zapp(3)	2014	524,943	220,000	16,000	—	—	525,337	30,334	1,316,614
President and CEO	2013	511,000	153,300	12,000	—	—	333,216	28,111	1,037,627
	2012	493,510	111,600	—	—	—	214,422	23,964	843,496

Martin J. Gerrety(4)	2014	200,712	60,300	37,105	—	—	161,241	6,361	465,719
Treasurer and	2013	193,500	52,245	12,000	—	—	55,595	6,228	319,568
Assistant	2012	187,692	42,300	—	—	—	70,941	4,683	305,616

68

________________________

(1)     Assumptions used in calculating the change in actuarial value of the defined benefit above include a discount rate of 4.10% for December 31, 2014, 4.0% for December 31, 2013, and 2012.

(2)	The amounts specified in the “All Other Compensation” column for 2014 include the following:

Name	Perquisites & Other Personal Benefits (a) ($)	Bank Contributions to Profit Sharing Plan ($)	Bank Matching Contributions to 401(k) Plan ($)	Life Insurance Premiums ($)	Total All Other Compensation ($)
Robert W. Zapp	11,551	-	8,750	10,033	30,334
Martin J. Gerrety	-	-	5,335	1,026	6,361

(a) Other benefits for Mr. Zapp included $7,309 in country club dues and $4,242 for personal use of an automobile.

(3) Salary includes deferral of $20,733 at the direction of Mr. Zapp pursuant to the Contribution Plan.

(4) Salary includes deferral of $10,000 at the direction of Mr. Gerrety pursuant to the Contribution Plan.

(5) Includes 661 shares issued to Mr. Gerrety under the Long Term Incentive Plan.

Stock Option Plans

At the 1997 annual meeting of stockholders of BKFC, the stockholders approved the 1997 Stock Option Plan, providing for the award of options to purchase up to 1,080,000 Shares. Options to purchase 44,450 Shares were outstanding as of December 31, 2014 under the 1997 Stock Option Plan. The outstanding options have exercise prices ranging from $25.00 to $26.25 and were granted to officers and employees of BKFC and the Bank. In fiscal year 2014, options to purchase a total of 1,800 Shares were forfeited and 54,505 Shares were acquired upon the exercise of options. All of the numbers of Shares contained in this paragraph are adjusted for stock dividends issued in 1997, 1998 and 1999. The 1997 Stock Option Plan expired on March 21, 2007.

On March 16, 2007, upon the recommendation of the Compensation Committee, the Board of Directors of BKFC adopted the 2007 Stock Option Plan, which was approved by BKFC stockholders at BKFC’s 2007 annual meeting on April 20, 2007, replacing the 1997 Stock Option Plan. The 2007 Stock Option Plan provides that up to a maximum of 1,200,000 Shares of BKFC’s common stock (subject to certain adjustments such as stock splits, stock dividends or recapitalizations) are available for issuance thereunder. There were 26,230 options to purchase Shares outstanding as of December 31, 2014 under the 2007 Stock Option Plan. The outstanding options have exercise prices ranging from $20.25 to $22.51 and were granted to officers and employees of BKFC and the Bank. In fiscal year 2014, options to purchase a total of 2,430 Shares were forfeited and 32,604 Shares were acquired upon the exercise of options.

On March 16, 2012, the Board of Directors of BKFC adopted the 2012 Stock Incentive Plan, which was approved by BKFC stockholders at BKFC’s 2012 annual meeting on April 20, 2012, replacing the 2007 Stock Option Plan. No options were awarded under the 2012 Stock Option Plan in 2012. The 2012 Stock Incentive Plan provides that up to a maximum of 1,000,000 Shares of BKFC’s common stock (subject to certain adjustments such as stock splits, stock dividends or recapitalizations) are available for issuance thereunder. There were no options to purchase Shares outstanding as of December 31, 2014 under the 2012 Stock Incentive Plan. There were 10,820 restricted stock units outstanding as of December 31, 2014 under the 2012 Stock Incentive Plan. In fiscal year 2014, restricted stock units granted and vested totaled 19,094 and 12,655 respectively and 113 restricted stock units were forfeited. The material terms of the 1997 Stock Option Plan, the 2007 Stock Option Plan and the 2012 Stock Incentive Plan are outlined below.

Material Terms of the 1997 and 2007 Stock Option Plans

The material terms of both the 1997 Stock Option Plan and the 2007 Stock Option Plan (collectively, the “Old Plans”) are substantially similar and are therefore discussed together. Options granted under the Old Plans may have been either ISOs within the meaning of Section 422 of the Code, or “Non-qualified Stock Options.” The option exercise price for ISOs and Non-qualified Stock Options granted to employees may be determined by the Stock Option Committee at the time of the grant, but could not be less than 100% of the fair market value of the Shares on the date of the grant. The exercise price for options granted to non-employee directors and non-employee officers was the fair market value of the Shares on the date of the grant. No option will be exercisable after the expiration of ten years from the date of the grant. However, if an ISO was granted to a participant owning more than 10% of BKFC’s outstanding Shares at the time the ISO is granted, the exercise price of the ISO could not be less than 110% of the fair market value of the Shares on the date of the grant and the ISO shall not be exercisable after the expiration of five years from the date of the grant.

An option may not be transferred or assigned other than by will or in accordance with the laws of descent and distribution. If a participant is “terminated for cause,” as defined in the Old Plans, any option which has not been exercised shall terminate as of the date of such termination for cause.

BKFC received no monetary consideration for the granting of options under the Old Plans. Upon the exercise of options, BKFC will receive payment in cash or, if acceptable to the Stock Option Committee, Shares of BKFC or surrendered outstanding options.

Material Terms of the 2012 Stock Incentive Plan

The 2012 Stock Incentive Plan authorizes the grant of ISOs, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and performance units.

Options granted under the 2012 Stock Incentive Plan may be ISOs or nonqualified stock options. A stock option entitles the participant upon exercise to purchase Shares from BKFC at the option price. The option price is determined by the Compensation Committee at the time of grant and must not be less than (a) 100% of the closing price of BKFC Shares on the date of grant (110% of the closing price in the case of ISOs for more than 10% stockholders) and (b) the par value per share of BKFC Shares. Unless an individual award agreement provides otherwise, the option price may be paid by the participant in cash or cash equivalents, and, when permitted by the Compensation Committee and applicable law and regulations, with Shares, or with a combination of cash and Shares. Options are subject to restrictions on exercise following termination of employment or service. The option term may not exceed ten (10) years (or five (5) years with respect to ISOs for more than 10% stockholders). The maximum compensation payable pursuant to an option is equal to the number of shares granted (or exercised) multiplied by the difference between the fair market value of the Shares on the date of exercise and the option price.

Stock appreciation rights (“SARs”) may be granted under the 2012 Stock Incentive Plan to the holder of an option with respect to all or a portion of the Shares subject to the related option (a “Tandem SAR”) or may be granted separately to a participant. The consideration to be received by the holder of a SAR may be paid in cash, Shares (valued at fair market value on the date of the SAR exercise), or a combination of cash and Shares, as determined by the Compensation Committee. Upon exercise of a SAR, the holder of the SAR is entitled to receive payment from BKFC in an amount determined by multiplying (a) the difference between the fair market value of a Share on the date of exercise over the base price per share of such SAR by (b) the number of Shares with respect to which the SAR is being exercised. The base price may be no less than 100% of the fair market value per share of the BKFC Shares on the date the SAR is granted. No SAR may be exercised more than 10 years after it was granted, or such shorter period as may apply to related options in the case of Tandem SARs.

The Compensation Committee may also grant awards to eligible participants consisting of restricted stock or restricted stock units that are subject to certain conditions, which conditions must be met in order for the restricted award to vest and be earned (in whole or in part), and no longer be subject to forfeiture. These conditions may include, but are not limited to, attainment of performance objectives during a certain period of time. Restricted stock awards are payable in Shares. Restricted stock units may be payable in cash or whole Shares, or partly in cash and partly in whole Shares, as determined by the Compensation Committee.

The Compensation Committee may also grant awards, consisting of performance shares and/or performance units, to participants. An award of a performance share is a grant of a right to receive Shares or the cash value thereof, or a combination thereof, which is contingent upon the achievement of performance or other objectives during a specified period and which has a value on the date of grant equal to the fair market value of a Share. An award of a performance unit is a grant of a right to receive Shares or a designated dollar value amount of Shares, or a combination thereof, which is contingent upon the achievement of performance or other objectives during a specified period, and which has an initial value established by the Compensation Committee at the time of grant. A performance award may be settled in cash, Shares or a combination thereof, as determined by the Compensation Committee.

The Compensation Committee may, in its sole discretion, provide that awards (other than options and SARs) granted under the 2012 Stock Incentive Plan earn dividends or dividend equivalents. Such dividends or dividend equivalents may be paid currently or may be credited to a participant’s account, subject to such restrictions and conditions as the Compensation Committee may establish.

ISOs are not transferable other than by will or the laws of intestate succession or, in the Compensation Committee’s discretion, as may otherwise be permitted in accordance with Code Section 422 and related regulations. Nonqualified options and SARs are not transferable other than by will or the laws of intestate succession, except as may be permitted by the Compensation Committee in a manner consistent with applicable law, including the registration provisions of the Securities Act of 1933, as amended. Restricted stock and restricted stock units that have not vested are not transferable, and performance units and performance shares that have not been earned are not transferable other than by will or the laws of intestate succession.

Outstanding Equity Awards at December 31, 2014

The following table provides information as of December 31, 2014 regarding BKFC’s option awards under the 1997 and 2007 Stock Option Plans and 2012 Stock Incentive Plan. There were no other outstanding equity awards.

Option Awards

Name(1)	Grant Date	Number of Securities Underlying Unexercised Options(#) Exercisable(2)	Number of Securities Underlying Unexercised Options(#) Unexercisable(3)	Option Exercise Price ($)(4)	Option Expiration Date(5)

Robert W. Zapp
	1/21/05(6)	—	4,800	26.45	1/21/15
	1/20/06(7)	—	4,000	25.00	1/20/16
	1/19/07(8)	—	3,800	26.25	1/19/17
	1/18/08(9)	—	4,440	22.51	1/18/18
	1/19/09(10)	—	4,760	20.98	1/16/19

Martin J. Gerrety
	1/20/06(11)	3,000	—	25.00	1/20/16
	1/19/07(11)	3,000	—	26.25	1/19/17
	1/18/08(12)	2,700	—	22.51	1/18/18
	1/16/09(12)	2,200	—	20.98	1/16/19

(1)	The grant date of each award is noted to the right of the name of each Named Executive Officer.

(2)	Shows the number of Shares underlying vested (exercisable) but not exercised stock options at the fiscal year ended December 31, 2014.

(3)	Shows the number of Shares underlying unexercised options that are unexercisable because they had not vested at the end of the fiscal year.

(4)	Shows the exercise price to be paid by the Named Executive Officer in order to acquire the shares subject to the option.

(5)	Shows the date that each option expires, if not previously exercised. Under the 1997 Stock Option Plan, the option expiration date is accelerated for officers whose employment is terminated upon death or disability of the Named Executive Officer.

(6)	Granted pursuant to the 1997 Stock Option Plan and vest as follows: 1,420 shares on 1/21/13; 3,780 shares on 1/21/14; 4,800 shares on 1/1/15.

(7)	Granted pursuant to the 1997 Stock Option Plan and vest as follows: 4,000 shares on 1/1/16.

(8)	Granted pursuant to the 1997 Stock Option Plan and vest as follows: 6,200 shares on 1/19/07; 3,800 shares on 1/1/17.

(9)	Granted pursuant to the 2007 Stock Option Plan and vest as follows: 4,440 shares on 1/1/18.

(10)	Granted pursuant to the 2007 Stock Option Plan and vest as follows: 4,760 shares on 1/1/19.

(11)	Granted pursuant to the 1997 Stock Option Plan and vest in five equal annual installments, beginning on the anniversary of the date of grant.

(12)	Granted pursuant to the 2007 Stock Option Plan and vest in five equal annual installments, beginning on the anniversary of the date of grant.

Option Exercises and Stock Vested in Fiscal Year 2014

The following table provides information about the exercise of stock options and vesting of restricted stock held by our Named Executive Officers during fiscal year 2014.

	Option Awards		Stock Awards
Name	Number of shares acquired on exercise	Value realized on exercise ($)	Number of shares acquired on vesting	Value realized on vesting ($)
Robert W. Zapp	11,400	300,290	455	21,221
Martin J. Gerrety	3,000	79,350	341	15,904

Pension Benefits

The following table presents an estimation of the present value of the benefits payable under the Pension Plan in which an executive officer named in the Summary Compensation Table participates along with his applicable years of service.

Name	Plan Name	Number of Years Credited Service	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year($)
Robert W. Zapp	Executive Private Pension Plan	18	1,724,345	0
Martin J. Gerrety	Executive Private Pension Plan	12	410,707	0

(1)	The calculation of present value of accumulated benefit assumes a discount rate of 4.10% until age 65. It further assumes that the executive officer will receive the present value of his retirement benefit at age 65 in the form of a lump sum payment in accordance with Financial Standards Accounting Board (FASB) Accounting Standards Codification (ASC), Topic 470 (formerly, FASB Statement of Financial Accounting Standard No. 87).

The Pension Plan provides a member of a select group of management or highly compensated employees with a retirement benefit. The Pension Plan is a defined benefit pension plan within the meaning of Section 414(j) of the Code. The Pension Plan currently has 15 active participants, including Messrs. Zapp and Gerrety. The Pension Plan provides participants with a plan benefit which equals up to 30% of the participant’s “final average compensation” when the Pension Plan benefit is not combined with the participant’s pension plan benefit and age 65 social security benefit. For purposes of the Pension Plan, the term “final average compensation” is defined to mean the annual “adjusted compensation” (as defined in the Pension Plan) of a participant averaged over the five consecutive plan years from the date of participation which produces the highest annual average, provided that if the participant has less than five consecutive plan years of service, final average compensation will be based on adjusted compensation for those years of service from the date of employment to the date of termination. The term “adjusted compensation” means the total compensation paid or accrued (including any accrual under the Contribution Plan) to the participant for services rendered to the Bank as an employee as reflected on IRS Form W-2, increased by salary reductions under a Section 401(k) plan or Section 125 plan. However, amounts attributable, for example, to exercise of stock options, noncash remuneration, moving expenses, relocation bonuses, fringe benefits, lump sum severance payments or any funds paid following termination or retirement from the Bank are excluded from the Pension Plan’s definition of adjusted compensation. The benefits under the Pension Plan shall be paid in the form of an immediate 15-year term annuity. Any other form of benefit payment is permissible only upon satisfying the rules relating to changes in the time and form of distributions contained in Section 409A(a)(4)(C) of the Code and Treasury Regulations promulgated thereunder.

If a participant is terminated before death or age 65 with five “years of service” (as defined in the Pension Plan), he shall be eligible for a deferred retirement pension and the payment of a deferred pension benefit commences when the participant reaches 65 years of age. A participant meeting the eligibility requirements and not requesting an early retirement benefit under the Pension Plan shall receive deferred pension benefits in accordance with the following vested percentages:

•	50% of “accrued benefit” (as defined in the Pension Plan) with five but less than six years of service;

•	60% of “accrued benefit” with six but less than seven years of service;

•	70% of “accrued benefit” with seven but less than eight years of service;

•	80% of “accrued benefit” with eight but less than nine years of service;

•	90% of “accrued benefit” with nine but less than 10 years of service; and

•	100% of “accrued benefit” with 10 or more years of service.

A participant who has not reached age 65 shall be eligible for a deferred pension benefits if his employment is terminated before death or age 65 and if he has completed at least five “years of service.” The payment of his deferred pension, which shall be in the form of a term annuity (for a term not to exceed 15 years), shall commence on the later of (i) the date determined in writing on or before October 31, 2014, or (ii) the date which is five (5) years from the participants “separation from service,” and shall be equal to the actuarial equivalent of the vested percentage of his accrued benefit in accordance with the table listed above.

Nonqualified Deferred Compensation

The following table shows the deferred compensation activity for the executives named in the Summary Compensation Table under the Contribution Plan. All executive nonqualified contributions to the Contribution Plan are also included in current year compensation presented in the Summary Compensation Table.

Name	Executive Contributions in Last Fiscal Year($)(1)	Registrant Contributions in Last Fiscal Year ($)	Aggregate Earnings in Last Fiscal Year ($)(1)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last Fiscal Year End ($)(2)
Robert W. Zapp	21,221	-	148,192		870,100
Martin J. Gerrety	10,000	-	3,210		85,016

________________________

(1)	Executive contributions to the Contribution Plan include salary deferred in 2014 at the direction of the executive officer. No aggregate earnings as reported above were reported as compensation in the Summary Compensation table because such amounts do not represent above-market or preferential earnings on compensation. Decline in market returns resulted in negative earnings.

(2)	Represents deferrals of cash compensation from prior years that were reported in the Summary Compensation Table in our proxy statement for the relevant years.

BKFC offers members of a select group of management or highly compensated employees the opportunity to defer all or a portion of their annual compensation into a deferred compensation account which is deemed to be invested among such categories of investments as may be made available under the Contribution Plan, with the participant’s account being credited or debited with the increase or decrease in the realizable net asset value or credited interest, as applicable, of the designated deemed investments. Participation in the Contribution Plan is voluntary. BKFC does not provide a matching contribution under the Contribution Plan. The Contribution Plan currently maintains 13 active participants, including Messrs. Zapp and Gerrety. Participant deferred amounts, along with all earnings, gains and losses thereon, are always 100% vested.

Distribution of vested benefits commences 60 days after the closing of the plan year in which a participant retires or is terminated and shall be paid in substantially equal installments over 15 years. Any other form of benefit payment is permissible only upon satisfying the rules relating to changes in the time and form of distributions contained in Section 409A(a)(4)(C) of the Code and Treasury Regulations promulgated thereunder.

In addition, distributions may be made only for purposes described in 26 C.F.R. Section 1.409A-3(i)(3), which establishes standards deemed to satisfy the unforeseeable emergency condition for distribution of benefits from non-qualified deferred compensation arrangements.

DIRECTOR COMPENSATION

The following table sets forth compensation information on each of the non-employee directors of BKFC and includes their services as directors of the Bank. Directors who are also compensated as employees receive no additional compensation for their services as a director.

Name(1)	Fees Earned or Paid in Cash ($)(2)		Stock Awards ($)(3)	Total ($)
Charles M. Berger	25,500		12,000	37,500
John S. Cain	25,500		12,000	37,500
Harry J. Humpert	6,000	(4)	-	6,000
Barry G. Kienzle	25,500		12,000	37,500
John E. Miracle	25,500		12,000	37,500
Mary Sue Rudicill	25,500		12,000	37,500
Ruth M. Seligman-Doering	25,500		12,000	37,500
James C. Votruba	25,500		12,000	37,500
Herbert H. Works	25,500		12,000	37,500

_____________________

(1)	Charles M. Berger, John S. Cain, Barry G. Kienzle, John E. Miracle, Mary Sue Rudicill, Ruth Seligman-Doering, James C. Votruba and Herbert H. Works were the non-employee directors of BKFC on December 31, 2014.

(2)	Based on $1,500 per month from January through May of 2014, and $2,250 from June through December of 2014, and a $2,250 honorarium paid in December of 2014.

(3)	In 2014, each non-employee director of BKFC was awarded 349 restricted stock units, with the grant date fair value of $12,000 as computed in accordance with FASB ASC Topic 718. As of December 31, 2014, each non-employee director of BKFC had an aggregate number of 349 restricted stock units’ awards outstanding.

(4)	Mr. Humpert retired from the board after the April 2014 board meeting.

Director Compensation. The entire Board of Directors annually reviews and decides compensation for BKFC’s non-employee directors. No fees are paid to directors who are also employees. As a starting point for its review, the entire Board uses the peer group compensation data prepared by management. BKFC seeks to establish Board compensation that is near the median for the peer group.

Each non-employee member of the Board of Directors received $25,500 for serving on the Bank Board of Directors during 2014. BKFC also maintains a stock incentive plan (the 1997 Stock Option Plan expired on March 21, 2007 and was replaced with the 2007 Stock Option Plan; the 2007 Stock Option Plan expired on April 20, 2012 and was replaced with the 2012 Stock Incentive Plan) which benefits BKFC’s directors. See the description of the stock option plans above. In 2014, no options were awarded to non-employee directors. However, each non-employee director was awarded 349 restricted stock units, convertible to 349 shares of restricted stock of BKFC if he or she serves as a director until the 2015 Annual Meeting, as further disclosed below.

Restrictive Stock Unit Program for Non-Employee Directors and General Counsel. In 2012, the Board of Directors established a Restrictive Stock Unit Program for Non-Employee Directors and General Counsel (the “Program”) in accordance with the 2012 Stock Incentive Plan. Pursuant to the Program, each of the non-employee directors and the general counsel, as an independent contractor, of BKFC was awarded, in accordance with the Program , for the period beginning on April 25, 2014 and ending as of the date of the 2015 Annual Meeting, 349 restricted stock units at an award price of $34.36 per share with a total grant date fair value of $11,992. The number of awarded restricted stock units was calculated as the number of whole shares of BKFC’s common stock having a total fair market value on the grant date closest to, but not in excess of, $12,000.

Under the Program, beginning at the 2014 Annual Meeting and continuing at each annual meeting of stockholders of BKFC thereafter, unless otherwise determined by the Board of Directors, each non-employee director elected by stockholders and the general counsel, if qualified as an independent contractor, will be awarded, for his or her service period continuing until next annual meeting, the number of restricted stock units calculated in the same manner as used in calculating the award in 2012. In addition, non-employee directors elected, and general counsel appointed, by the Board of Directors will be awarded on such election or appointment date, as applicable, for the period beginning on such election or appointment date and continuing at the next annual meeting of stockholders of BKFC, restricted stock units equal to the number of whole shares of BKFC’s common stock having a total fair market value closest to, but not in excess of, a sum equal to $1,000 for each full month of his or her service period.

Under the Program, the holder of a restricted stock unit has no rights or privileges of a stockholder by reason of holding the restricted stock units and has no right to receive a dividend or dividend equivalent with reference to such units.

If the holder of a restricted stock unit does not serve continuously for the entire service period for which the restricted stock unit was awarded, such restricted stock unit is cancelled on the date of such termination of service.

Upon the expiration of the service period for which restricted stock units were awarded, if the holder has served continuously in the applicable capacity, each restricted stock unit shall be exchanged for one share of restricted stock of BKFC. Such restricted stock is subject to transfer restrictions until one year after the holder ceases to serve in the applicable capacity, or sooner dies. However, if the total fair market value of restricted stock issued under the Program to a recipient exceeds $60,000, the restriction will be cancelled on the greatest number of restricted shares held for such recipient as would not reduce the total fair market value of the remaining restricted shares to less than $60,000.

In 2014, no options were awarded to non-employee directors.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Dr. Miracle, Mr. Kienzle and Ms. Rudicill serve on the Compensation Committee. None of the members of the Compensation Committee are, or have been, an employee or officer of BKFC or the Bank, other than Dr. Miracle. Dr. Miracle has been serving as Secretary since May 18, 2012. Mr. Works served as a member of the Compensation Committee and as Secretary until May 18, 2012 when he was elected as Chairman of the Board. Neither Dr. Miracle nor Mr. Works received additional compensation for their role as Secretary. During fiscal year 2014, no member of the Compensation Committee had any relationship with BKFC or the Bank requiring disclosure under Item 404 of Regulation S-K. None of the executive officers serves on the board of directors or compensation committee of a company that has an executive officer serving on BKFC’s Board of Directors or Compensation Committee.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE AND EMPLOYEE COMPENSATION

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis, as required by Item 402(b) of Regulation S-K, with management and, based on its review and discussions with management, recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K. See “Compensation Discussion and Analysis.”

COMPENSATION COMMITTEE

Barry G. Kienzle

John E. Miracle

Mary Sue Rudicill

Item 12. Security Ownership of Certain Beneficial Owners and Management and related Stockholder Matters.

EQUITY COMPENSATION PLAN INFORMATION

The following table summarizes the equity compensation plans under which BKFC Shares may be issued as of December 31, 2014.

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options , Warrants and Rights(3) ($)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders(1)
1997 and 2007 Stock Option Plans	70,680		24.33	0
2012 Stock Incentive Plan	10,820	(2)	-	962,245
Total	81,500		24.33	962,245
Equity Compensation Plans Not Approved by Security Holders	N/A		N/A	N/A
Total	81,500		24.33	962,245

(1)	The 1997 Stock Option Plan expired on March 21, 2007 and was replaced with the 2007 Stock Option Plan. The 2007 Stock Option Plan expired on April 20, 2012 and was replaced with the 2012 Stock Incentive Plan.
(2)	Consists of 10,820 shares deliverable upon vesting of restricted stock units.
(3)	Weighted average exercise price is based solely on securities with an exercise price.

SECURITIES OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding beneficial ownership of BKFC’s Shares as of March 1, 2015 by:

•	any person who is known to BKFC to own beneficially more than 5% of BKFC’s Shares;

•	each of BKFC’s directors;

•	the Chief Executive Officer and Treasurer of BKFC (together, the “Named Executive Officers,” as there were no other “executive officers” as defined by SEC regulation who received a total annual compensation package in excess of $100,000 for fiscal year 2013); and

•	All current Named Executive Officers and directors as a group.

All Shares are owned with sole voting and investment power by each person listed, unless otherwise indicated by a footnote. The Shares subject to options currently exercisable or exercisable within 60 days of March 1, 2015 are deemed outstanding for calculating the percentage of outstanding Shares of the person holding those options, but are not deemed outstanding for calculating the percentage of any other person. The address of each beneficial owner is c/o BKFC, at 111 Lookout Farm Drive, Crestview Hills, Kentucky 41017, unless otherwise indicated by footnote. As of March 1, 2015, there were 7,737,398 Shares outstanding, each Share entitled to one vote.

Name and Address	Amount and Nature of Beneficial Ownership		Percentage of Shares Outstanding
Directors & Executive Officers
Charles M. Berger	39,711	(1)	*
John S. Cain	163,596	(2)	2.1%
Barry G. Kienzle	17,000	(3)	*
John E. Miracle	167,577	(4)	2.2%
Mary Sue Rudicill	80,092	(5)	1.0%
Ruth M. Seligman-Doering	111,734	(6)	1.4%
James C. Votruba	2,681	(7)	*
Herbert H. Works	36,537	(8)	*
Robert W. Zapp	171,753	(9)	2.2%
Martin J Gerrety	15,534	(10)	*

All directors, nominees and executive officers of BKFC as a group (10 persons)	806,215		10.4%

Beneficial Owners Holding More than 5%
Rodney S. Cain. (11)	528,892		6.9%
The R.C. Durr Foundation Inc. (12)	449,264		5.8%

____________

* Less than 1%

(1)	Includes 628 Shares held jointly by Mr. Berger and his spouse; 11,639 Shares held by Mr. Berger’s spouse; 15,000 Shares held by Berger-Collins L.L.C., of which Mr. Berger is the managing member.
(2)	Includes 114,561 Shares held by Mr. Cain in joint tenancy with his wife, 13,022 of which are held as collateral for a loan from the Bank.
(3)	Includes 3,785 Shares owned by Mr. Kienzle’s spouse.
(4)	Includes 38,378 Shares owned by Dr. Miracle’s spouse; 3,180 Shares owned jointly by Dr. Miracle and his wife; 1,220 Shares owned by Dr. Miracle’s grandchild.
(5)	Includes 15,230 Shares owned jointly by Ms. Rudicill and her spouse; 13,500 Shares owned by Belleview Sand and Gravel, Inc., of which Ms. Rudicill is Chairman and which is owned by Ms. Rudicill and her spouse.
(6)	Includes 4,060 Shares held in trust, of which Ms. Seligman-Doering is the trustee, 101,818 Shares owned by the Doering Family Limited Partnership, of which Ms. Seligman-Doering is managing member.
(7)	Includes 2,200 shares held in trust.
(8)	Includes 2,000 Shares owned by Boone-Kenton Lumber, of which Mr. Works is the President and owner.
(9)	Includes 40,965 Shares owned jointly by Mr. Zapp and his spouse; 39,364 Shares owned by Mr. Zapp’s spouse; and 4,800 Shares that may be acquired upon the exercise of options.
(10)	Includes 3,366 Shares held by Mr. Gerrety’s spouse and 10,900 Shares that may be acquired upon the exercise of options.
(11)	This information is based on a Schedule 13G filed by Mr. Rodney S. Cain on January 9, 2015. Mr. Rodney S. Cain has shared voting power over all 528,892 of these Shares. The address of Mr. Rodney S. Cain is 445 Bristow Road, Independence, Kentucky 41051.
(12)	This information is based on a Schedule 13G filed by The R.C. Durr Foundation Inc. (the “Foundation”) on January 9, 2015. The Foundation has sole voting power of all of the shares. The address of the Foundation is 541 Buttermilk Pike, Suite 544, Covington, Kentucky 41017.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans and Extensions of Credit. The Sarbanes-Oxley Act of 2002 generally prohibits loans by BKFC to its executive officers and directors. However, the Sarbanes-Oxley Act contains a specific exemption from such prohibition for loans by the Bank to its executive officers and directors in compliance with federal banking regulations. Under this exemption, the Bank has extended loans to certain of it’s and BKFC’s directors and executive officers, their affiliates and members of their families. In accordance with the federal banking regulations, all such loans were made in the ordinary course of business on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with persons not related to BKFC and did not present more than the normal risk of collectability or other unfavorable features. The Bank is therefore prohibited from making any new loans or extensions of credit to executive officers and directors at different rates or terms than those offered to the general public.

The Bank has an existing lending relationship with both Mr. John Cain and Wiseway Supply established in the ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with persons not related to BKFC, which does not present more than the normal risk of collectability or other unfavorable term.

Mr. John Cain and his spouse have a home equity loan with the Bank, and Mr. John Cain is also a guarantor of a third party Erich Heinrich’s loan with the Bank. These lending relationships are established in the ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with persons not related to BKFC, which does not present more than the normal risk of collectability or other unfavorable term.

Mr. John Cain is a member of Cain Capital, LLC; Double Bogey, LLC, and Wards Corner, LLC, all of which have mortgages and/or letters of credit with the Bank of Kentucky, such arrangements having been made in the ordinary course of business, on substantially the same terms, including interest rates and collateral requirements, as those prevailing at the time for comparable transactions with persons not related to BKFC, which does not present more than the normal risk of collectability or other unfavorable term. The amount of all the above loans involving Mr. John Cain and the Bank totals about $8.8 million.

Leases. The Bank has a lease agreement for office premises located at 1065 Burlington Pike with The R.C. Durr Foundation, Inc., Mr. John S. Cain (who is a Director and is standing for re-election), and his siblings, Rodney C. Cain and David Alfred Cain, each of whom is a lessor under the lease agreement. The annual rental expense under this lease was $226,922 for each of the years ended December 31, 2014, 2013 and 2012, respectively, and $210,713 for each of the year ended December 31, 2011. Mr. John Cain’s interest in such rental expense for 2014 was $26,714. The lease had an initial term of 15 years which expired in 2006 and may, at the option of the Bank, be renewed for three successive five-year periods. The Bank is currently in the second five-year renewal period, with the total value of the lease for the five-year period being $ 1,134,610.

The Bank has a lease agreement for office premises located on Kentucky Highway 18 in Boone County, Kentucky, with William R. Rudicill, the spouse of Ms. Rudicill. The annual rental expense under this lease was $14,070 for each of the years ended December 31, 2014, 2013 and 2012, respectively, and $13,065 for each of the years ended December 31, 2011 and 2010 respectively. The lease had an initial term of 15 years expiring in 2007 and may, at the option of the Bank, be renewed for three successive five-year periods. The Bank is currently in the second five-year renewal period, with the total value of the lease for the five-year period being $70,350.

The Bank has a lease agreement for office premises located on Houston Road in Boone County, Kentucky, with Dr. Miracle, Geraldine G. Miracle, Jennifer A. Meyer, Maria A. Meyer, Leila L. Meyer, Herbert E. Works, Mark T. Wilson, Nicolette Wilson, Bryson E. Wilson and Josephina Wilson, each of whom is a lessor under the lease agreement. Geraldine Miracle is Dr. Miracle’s spouse. Jennifer Meyer, Maria Meyer and Leila Meyer are daughters-in-law of David E. Meyer, who resigned from the Board of Directors effective January 31, 2007. Herbert E. Works is the son of Mr. Works. Mark Wilson, Nicolette Wilson, Bryson Wilson and Josephina Wilson were related to Mr. Works through his former wife. The rental expense under this lease was $97,956 for the year ended December 31, 2014. The annual rental expense under this lease was $95,507 for the years ended December 31, 2013, 2012, 2011and 2010, respectively. The lease had an initial term of 15 years which expired in 2009 and was renewed by the Bank for an additional five-year period. The Bank, at its option, may renew for two additional five-year periods. The total value of the lease for the five-year period beginning in 2014 being $514,270.

The Bank has a lease agreement for office premises located on U.S. 42 in Boone County, Kentucky, with Burnett Management Company, LLC, of which Mr. Humpert, a former director who resigned effective as of April 25, 2014 and Mr. William E. Snyder, a former directors of BKFC who resigned effective as of April 19, 2002, are members. The annual rental expense under this lease was $116,343 and $107,394 for the years ended December 31, 2014 and 2013 respectively, $107,394 for the years ended December 31, 2012, 2011 and 2010 respectively. The lease was effective in May 1998 with an initial term of 15 years and may, at the option of the Bank, be renewed for three successive five-year periods.

Neither BKFC nor the Bank has formally established policies or procedures that relate to reviewing, approving or otherwise ratifying related person transactions, other than complying with all applicable laws and regulations that pertain to related person transactions for banks.

BOARD OF DIRECTORS INDEPENDENCE

The Board of Directors has determined that each director, other than Robert W. Zapp, is independent within the meaning of Rule 5605(a)(2) of the NASDAQ Stock Market (“NASDAQ”). In making this determination, the Board of Directors was aware of and considered the loan and deposit relationships with directors and their related interests which the Bank enters into in the ordinary course of its business, and the lease and other arrangements which are disclosed under “Certain Relationships and Related Transactions” described above in this Annual Report on Form 10-K.

Item 14. Principal Accounting Fees and Services.

AUDIT FEES

The aggregate fees billed for professional services rendered for the audit of the BKFC annual consolidated financial statements as of and for the years ended December 31, 2014 and 2013, the audit of management’s assertion on internal control over financial reporting as of December 31, 2014 and 2013, and the reviews of the financial statements included in the BKFC Quarterly Reports on Form 10-Q filed during the fiscal years ended December 31, 2014 and 2013 were $294,500 and $275,900, respectively, which were paid or expected to be paid to Crowe Horwath. The 2014 audit fees included review and consents related to the Form S-4 filing and examiner review of Crowe Horwath’s working papers.  The 2013 audit fees included required Housing and Urban Development audit and examiner review of Crowe Horwath’s working papers.

AUDIT-RELATED FEES

No audit-related fees were billed by Crowe Horwath for the fiscal year ended December 31, 2014 or December 31, 2013.

TAX FEES

No fees were billed by Crowe Horwath for tax services for the fiscal year ended December 31, 2014 and 2013.

ALL OTHER FEES

No fees were billed by Crowe Horwath for any other professional services not otherwise described above for the fiscal years ended December 31, 2014 and 2013.

PRE-APPROVAL POLICY

The Audit Committee is responsible for appointing and reviewing the work of the independent registered public accounting firm and setting the independent registered public accounting firm’s compensation. In accordance with its charter, the Audit Committee reviews and pre-approves all audit services and permitted non-audit services provided by the independent registered public accounting firm to BKFC or the Bank and ensures that the independent registered public accounting firm is not engaged to perform the specific non-audit services prohibited by law, rule or regulation. During the year ended December 31, 2014, all services were approved in advance by the Audit Committee in compliance with these procedures. No non-audit services were performed for the year ended December 31, 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) Financial Statements. A list of Financial Statements included herein is set forth in the Index to Financial Statements appearing in Item 8 of this Form 10-K.

(b) Exhibits. See Index to Exhibits filed with this Annual Report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th day of March 2015.

THE BANK OF KENTUCKY FINANCIAL
CORPORATION

By	/s/ Robert W. Zapp
Robert W. Zapp,
President and Chief Executive
Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been duly signed below on March 12, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Martin J. Gerrety	/s/ Charles M. Berger
Martin J. Gerrety	Charles M. Berger
Treasurer and Assistant Secretary (principal financial officer	Director
and principal accounting officer)

/s/ Robert W. Zapp	/s/ John S. Cain
Robert W. Zapp	John S. Cain
President, Chief Executive Officer and Director	Director
(principal executive officer)

/s/ Mary Sue Rudicill	/s/ John E. Miracle, D.M.D.
Mary Sue Rudicill	John E. Miracle, D.M.D.
Director	Director

/s/ Barry G. Kienzle	/s/ Herbert H. Works
Barry G. Kienzle	Herbert H. Works
Director	Director

/s/ James C. Votruba	Ruth Seligman Doering
James C. Votruba	Ruth Seligman-Doering
Director	Director

INDEX TO EXHIBITS

Exhibit Number	Description

2.1

Purchase and Assumption Agreement, by and between The Bank of Kentucky, Inc., as buyer, and Peoples Bank of Northern Kentucky, Inc., as seller, and Peoples Bancorporation of Northern Kentucky, Inc., dated as of September 24, 2002(1)

2.2	Agreement and Plan of Merger, dated September 5, 2014, between BB&T Corporation and The Bank of Kentucky Financial Corporation(2)
3.1	Articles of Incorporation of The Bank of Kentucky Financial Corporation, including all amendments through February 12, 2009(3)
3.2	Second Amended and Restated By-laws of The Bank of Kentucky Financial Corporation(4)
4.1	Junior Subordinated Debt Securities Indenture between The Bank of Kentucky Financial Corporation and Wells Forgo Bank, National Association, as trustee, dated as of May 15, 2007 (16)
4.2

Amended and Restated Declaration of Trust among The Bank of Kentucky Financial Corporation, as Sponsor, the Trustees defined therein, the Administrators named therein, and the holders from time to time of undivided beneficial interest in the assets of the Trust defined therein, dated as of May 15, 2007 (16)

10.1	The Bank of Kentucky Financial Corporation 1997 Stock Option and Incentive Plan†(5)
10.2	The Bank of Kentucky Financial Corporation 2007 Stock Option and Incentive Plan†(6)
10.3	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan†(7)
10.4	Amendment to the Bank of Kentucky, Inc. Executive Deferred Contribution Plan, dated November 17, 2010†(8)
10.5	The Bank of Kentucky, Inc. Executive Private Pension Plan†(9)
10.6	Amendment #2 to the Bank of Kentucky, Inc. Executive Private Pension Plan, dated November 17, 2010†(10)
10.7	Amendment #3 to the Bank of Kentucky, Inc. Executive Private Pension Plan, dated October 29, 2014†(11)
10.8	The Bank of Kentucky, Inc. Group Insurance Endorsement Plan†(12)
10.9	The Bank of Kentucky, Inc. Executive Deferred Contribution Plan Trust Agreement, dated November 17, 2010†(13)
10.10	The Bank of Kentucky Financial Corporation 2012 Stock Incentive Plan†(14)
10.11	Voting and Support Agreement, dated September 5, 2014 among BB&T Corporation, The Bank of Kentucky Financial Corporation and the individual signatories thereto(15)
21	Subsidiaries of The Bank of Kentucky Financial Corporation
23	Consent of Crowe Horwath LLP

31.1	Section 302 Certification of Robert W. Zapp, Chief Executive Officer

31.2	Section 302 Certification of Martin J. Gerrety, Treasurer and Assistant Secretary

32.1	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Robert W. Zapp

32.2	Section 906 of Sarbanes-Oxley Act of 2002 Certification of Martin J. Gerrety

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

(1)	Incorporated by reference to Exhibit 2 to the Quarterly Report on Form 10-Q for the period ended September 30, 2002, filed with the SEC on November 14, 2002 (000-25960).
(2)	Incorporated by reference to Exhibit 2.1 to the Form 8-K, filed with the SEC on September 11, 2014 (001-34214).
(3)	Incorporated by reference to Exhibit 3.1 the Annual Report on Form 10-K, filed with the SEC on March 13, 2009(001-34214).
(4)	Incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on September 24, 2008 (000-25960).
(5)	Incorporated by reference to the Form S-8, filed with the SEC on October 2, 1997(333-37011).
(6)	Incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on April 25, 2007(000-25960).
(7)	Incorporated by reference to Exhibit 10.2 to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004(000-25960).
(8)	Incorporated by reference Exhibit 10.1 to the Current Report on Form 8-K, filed with the SEC on November 23, 2010 (001-34214).
(9)	Incorporated by reference to Exhibit 10.3 to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004 (000-25960).
(10)	Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed with the SEC on November 23, 2010 (001-34214).
(11)	Incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on October 31, 2014 (001-34214).
(12)	Incorporated by reference to Exhibit 10.4 to the Form 10-K for the year ended December 31, 2003, filed with the SEC on March 12, 2004 (000-25960).
(13)	Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed with the SEC on November 23, 2010 (001-34214).
(14)	Incorporated by reference to Appendix A to the Definitive Proxy Statement, filed with the SEC on March 16, 2012 ( 001-34214).
(15)	Incorporated by reference to Exhibit 10.1 to the Form 8-K, filed with the SEC on September 11, 2014 (001-34214).
(16)	The registrant hereby agrees to furnish a copy of such agreement to the SEC upon request pursuant to Item 601 (b)(4)(iii)(A) of Regulation S-K.

† Denotes management contracts and compensatory plans or arrangements.

