Form 10-Q
period 2015-03-31
BANK OF KENTUCKY FINANCIAL CORP
filed 2015-05-08
CIK 934547

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For quarterly period ended March 31, 2015

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

As of May 7, 2015, 7,744,358 shares of the registrant's Common Stock, no par value, were issued and outstanding.

The Bank of Kentucky Financial Corporation

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

(Dollars in thousands, except per share data - unaudited)

	March 31, 2015	December 31, 2014
Assets
Cash and cash equivalents	$151,143	$185,376
Interest-bearing deposits with banks	252	252
Available-for-sale securities	290,939	301,138
Held-to-maturity securities	70,893	73,629
Loans held for sale	2,797	2,255
Total loans	1,276,642	1,258,905
Less: Allowance for loan losses	13,217	14,639
Net loans	1,263,425	1,244,266
Premises and equipment, net	22,015	22,300
FHLB stock, at cost	4,850	4,850
Goodwill	22,023	22,023
Acquisition intangibles, net	1,256	1,360
Cash surrender value of life insurance	41,200	40,925
Accrued interest receivable and other assets	31,544	33,282
Total assets	$1,902,337	$1,931,656

Liabilities & Shareholders’ Equity
Liabilities
Deposits	$1,598,530	$1,615,879
Short-term borrowings	29,148	45,703
Notes payable	50,262	50,325
Accrued interest payable and other liabilities	19,090	19,028
Total liabilities	1,697,030	1,730,935

Shareholders’ Equity
Common stock, no par value, 15,000,000 shares authorized, 7,739,548 (2015) and 7,717,928 (2014) shares issued	3,098	3,098
Additional paid-in capital	41,734	41,134
Retained earnings	157,217	154,498
Accumulated other comprehensive income	3,258	1,991
Total shareholders’ equity	205,307	200,721
Total liabilities and shareholders’ equity	$1,902,337	$1,931,656

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands, except per share data - unaudited)

	2015	2014
INTEREST INCOME
Loans, including related fees	$12,888	$12,980
Securities and other	1,755	1,949
Total interest income	14,643	14,929
INTEREST EXPENSE
Deposits	960	824
Borrowings	236	236
Total interest expense	1,196	1,060

Net interest income	13,447	13,869
Provision for loan losses	0	900
Net interest income after provision for loan losses	13,447	12,969

NON-INTEREST INCOME
Service charges and fees	2,098	2,434
Mortgage banking income	248	165
Company owned life insurance earnings	275	290
Bankcard transaction revenue	1,056	999
Trust fee income	1,007	941
Other	688	753
Total non-interest income	5,372	5,582

NON-INTEREST EXPENSE
Salaries and benefits	5,318	5,873
Occupancy and equipment	1,456	1,435
Data processing	555	535
Advertising	401	374
Electronic banking processing fees	378	386
Outside service fees	293	244
State bank taxes	612	642
Amortization of intangible assets	104	133
Merger related expense	1,965	-
FDIC insurance	245	554
Other	1,708	1,942
Total non-interest expense	13,035	12,118

INCOME BEFORE INCOME TAXES	5,784	6,433
Less: income taxes	1,672	1,815
NET INCOME	$4,112	$4,618
Net income per common share:
Earnings per share, basic	$0.53	$0.60
Earnings per share, diluted	$0.53	$0.60

See accompanying notes.

4

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands - unaudited)

	2015	2014
Net income	$4,112	$4,618
Other comprehensive income:
Unrealized gains/losses on securities
Unrealized holding gain arising during the period	1,950	2,130
Tax effect	(683)	(718)
Total other comprehensive income (loss)	1,267	1,412
Comprehensive income	$5,379	$6,030

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31

(Dollars in thousands, except per share data -unaudited)

	2015	2014

Balance as of January 1	$200,721	$181,139

Net income	4,112	4,618
Change in net unrealized gain(loss), net of tax	1,267	1,412

Cash dividends paid on common stock	(1,394)	(1,379)
Exercise of stock options (21,620 and 29,494 shares), including tax benefit	546	735
Stock-based compensation expense	55	106
Balance as of March 31	$205,307	$186,631
Dividends per share	$0.18	$0.18

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2015 AND 2014

(Dollars in thousands - unaudited)

	2015	2014

Cash Flows from Operating Activities

Net income	$4,112	$4,618

Adjustments to reconcile net income to net cash from operating activities	1,502	(618)
Net cash from operating activities	5,614	4,000

Cash Flows from Investing Activities

Proceeds from paydowns and maturities of held-to-maturity securities	2,726	2,836
Proceeds from paydowns and maturities of available-for-sale securities	11,687	20,991
Proceeds from retirement of FHLB stock	-	249
Purchases of held-to-maturity securities	-	(645)
Net change in loans	(19,808)	(14,031)
Proceeds from the sale of other real estate	557	567
Property and equipment expenditures	(194)	(848)
Net cash from investing activities	(5,032)	9,119

Cash Flows from Financing Activities

Net change in deposits	(17,349)	(3,509)
Net change in short-term borrowings	(16,555)	1,577
Proceeds from exercise of stock options	546	735
Cash dividends paid	(1,394)	(1,379)
Payments on note payable	(63)	(62)
Net cash from financing activities	(34,815)	(2,638)

Net change in cash and cash equivalents	(34,233)	10,481
Cash and cash equivalents at beginning of period	185,376	78,621
Cash and cash equivalents at end of period	$151,143	$89,102

See accompanying notes.

THE BANK OF KENTUCKY FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

(unaudited)

Note 1 - Basis of Presentation:

The condensed consolidated financial statements include the accounts of The Bank of Kentucky Financial Corporation (“BKFC” or the “Company”) and its wholly owned subsidiary, The Bank of Kentucky, Inc. (the “Bank”). All significant intercompany accounts and transactions have been eliminated.

Note 2 - General:

These financial statements were prepared in accordance with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X and, therefore, do not include all of the disclosures necessary for a complete presentation of financial position, results of operations and cash flows in conformity with U.S. generally accepted accounting principles. Except for required accounting changes, these financial statements have been prepared on a basis consistent with the annual financial statements and include, in the opinion of management, all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of operations and financial position at the end of and for the periods presented. These financial statements and notes should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto as set forth in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

	Three Months Ended March 31,
	2015	2014

Weighted average shares outstanding	7,736,040	7,640,872
Dilutive effects of assumed exercises of stock options	34,645	46,234
Shares used to compute diluted earnings per share	7,770,685	7,687,106

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

The Company recorded stock option expense of $2,000 (net of taxes) in the three months ended March 31, 2015, and $5,000 (net of taxes) in the three months ended March 31, 2014.

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

A summary of changes in the Company’s non-vested shares for the three months ended March 31, 2015 follows:

		Weighted-Average
		Grant-Date
Nonvested Shares	Shares	Fair Value

Non-vested at January 1, 2015	10,820	$36.93
Granted	-	-
Vested	-	-
Forfeited	479	37.98

Non-vested at March 31, 2015	10,341	$36.88

The Company recorded RSU expense of $53,000 for the three months ended March 31, 2015. As of March 31, 2015, there was $176,000 of total unrecognized compensation cost related to non-vested shares granted under the Plan. The cost is expected to be recognized over a period of thirty-three months.

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

Note 7–Securities:

The fair value of available-for-sale securities and the related gains and losses recognized in accumulated other comprehensive income (loss) was as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
Available-for-Sale	Cost	Gains	Losses	Value
March 31, 2015
U.S. government, federal agencies and government sponsored enterprises	$88,258	$644	$(378)	$88,524
U.S. government agency mortgage-backed	196,818	4,834	(87)	201,565
Corporate	850	-	-	850

	$285,926	$5,478	$(465)	$290,939

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
December 31, 2014
U.S. Government, federal agencies and Government sponsored enterprises	$90,439	$319	$(1,074)	$89,684
U.S. government agency mortgage-backed	206,786	4,174	(356)	210,604
Corporate	850	-	-	850

	$298,075	$4,493	$(1,430)	$301,138

The carrying amount, unrecognized gains and losses, and fair value of securities held-to-maturity were as follows (in thousands):

		Gross	Gross
	Amortized	Unrecognized	Unrecognized	Fair
Held-to-Maturity	Cost	Gains	Losses	Value
March 31, 2015
Municipal and other obligations	$70,893	$1,043	$(591)	$71,345

December 31, 2014
Municipal and other obligations	$73,629	$1,084	$(779)	$73,934

The amortized cost and fair value of debt securities at March 31, 2015 by contractual maturity were as follows (in thousands), with securities not due at a single maturity date, primarily mortgage-backed securities, shown separately.

	Available-for-Sale		Held-to-Maturity
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value

Due in one year or less	$2,049	$2,051	$5,909	$5,945
Due after one year through five years	77,058	77,189	31,954	32,505
Due after five years through ten years	6,159	6,176	28,190	28,055
Due after ten years	3,842	3,958	4,840	4,840
U.S. government agency mortgage-backed	196,818	201,565	-	-

	$285,926	$290,939	$70,893	$71,345

No securities were sold in the first three months of 2015 or in the first three months of 2014.

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

As of March 31, 2015 and December 31, 2014, the Bank’s security portfolio consisted of 211 securities, 44 of which were in an unrealized loss position of $1,056 and 217 securities, 56 of which were in an unrealized loss position; totaling $2,209 respectively. There was no OTTI of securities at March 31, 2015. Unrealized losses have not been recognized into income because the issuers’ bonds are of high credit quality (U.S. government agencies and government sponsored enterprises and “A” rated or better Kentucky municipalities), management does not have the intent to sell these securities and it is likely that it will not be required to sell the securities before their anticipated recovery. At March 31, 2015, 100% of the mortgage-backed securities held by the Bank were issued by U.S. government sponsored entities and agencies, primarily Fannie Mae and Freddie Mac, institutions which the government has affirmed its commitment to support

At March 31, 2015 and December 31, 2014, securities with a carrying value of $319,206 and $363,344 were pledged to secure public deposits and repurchase agreements.

Securities with unrealized losses at March 31, 2015 and December 31, 2014, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position, were as follows (in thousands):

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2015
U.S. government, federal agencies and government sponsored enterprises	$-	$-	$42,997	$(378)	$42,997	$(378)
U.S government agency mortgage-backed	14,046	(56)	13,164	(31)	27,210	(87)
Total temporarily impaired	$14,046	$(56)	$56,161	$(409)	$70,207	$(465)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
March 31, 2015
Municipal & other obligations	$9,827	$(89)	$16,544	$(502)	$26,371	$(591)
Total temporarily impaired	$9,827	$(89)	$16,544	$(502)	$26,371	$(591)

Available for Sale:	Less than 12 Months		12 Months or More		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
U.S. government, federal agencies and government sponsored enterprises	$4,987	$(13)	$53,188	$(1,061)	$58,175	$(1,074)
U.S government agency mortgage-backed	14,982	(129)	34,683	(227)	49,665	(356)
Total temporarily impaired	$19,969	$(142)	$87,871	$(1,288)	$107,840	$(1,430)

Held to Maturity:	Less than 12 Months		12 Months or More		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
Description of Securities	Value	Loss	Value	Loss	Value	Loss
December 31, 2014
Municipal & other obligations	$6,719	$(93)	$21,840	$(686)	$28,559	$(779)
Total temporarily impaired	$6,719	$(93)	$21,840	$(686)	$28,559	$(779)

Note 8 - Loans

Loan balances were as follows (in thousands):	March 31,	December 31,
	2015	2014

Commercial	$251,077	$233,522
Residential real estate	268,988	272,531
Nonresidential real estate	597,401	592,642
Construction	104,642	104,299
Consumer	14,270	15,080
Municipal obligations	41,661	42,347
Gross loans	1,278,039	1,260,421
Less: Deferred loan origination fees and discount	(1,397)	(1,516)
Allowance for loan losses	(13,217)	(14,639)

Net loans	$1,263,425	$1,244,266

The following tables present the activity in the allowance for loan losses for the three months ending March 31, 2015 and 2014, and the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of March 31, 2015 (in thousands):

			Non
		Residential	Residential			Municipal
March 31, 2015	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,297	$3,052	$6,855	$998	$312	$125	$14,639
Provision for loan losses	(172)	(307)	(117)	475	137	(16)	-
Loans charged off	(221)	(238)	(776)	(125)	(144)	-	(1,504)
Recoveries	26	18	-	-	38	-	82

Total ending allowance balance	$2,930	$2,525	$5,962	$1,348	$343	$109	$13,217

Ending allowance balance attributable to loans
Individually evaluated for impairment	$1,822	$90	$643	$588	$-	$-	$3,143
Collectively evaluated for impairment	1,108	2,435	5,319	760	343	109	10,074

Total ending allowance balance	$2,930	$2,525	$5,962	$1,348	$343	$109	$13,217

Loans
Loans individually evaluated for impairment	$4,536	$3,547	$5,071	$1,066	$-	$-	$14,220
Loans collectively evaluated for impairment	246,541	265,441	592,330	103,576	14,270	41,661	1,263,819

Total ending loans balance	$251,077	$268,988	$597,401	$104,642	$14,270	$41,661	$1,278,039

			Non
		Residential	Residential			Municipal
March 31, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Allowance for loan losses
Beginning balance	$3,247	$4,554	$6,502	$1,538	$373	$92	$16,306
Provision for loan losses	274	404	170	3	51	(2)	900
Loans charged off	(44)	(714)	(83)	-	(122)	-	(963)
Recoveries	20	11	3	1	71	-	106

Total ending allowance balance	$3,497	$4,255	$6,592	$1,542	$373	$90	$16,349

			Non
		Residential	Residential			Municipal
December 31, 2014	Commercial	Real estate	Real estate	Construction	Consumer	Obligations	Total
Ending allowance balance attributable to loans
Individually evaluated for impairment	$2,025	$227	$1,569	$214	$-	$-	$4,035
Collectively evaluated for impairment	1,272	2,825	5,286	784	312	125	10,604

Total ending allowance balance	$3,297	$3,052	$6,855	$998	$312	$125	$14,639

Loans
Loans individually evaluated for impairment	$4,669	$3,985	$6,645	$1,678	$-	$-	$16,977
Loans collectively evaluated for impairment	228,853	268,546	585,997	102,621	15,080	42,347	1,243,444

Total ending loan balance	$233,522	$272,531	$592,642	$104,299	$15,080	$42,347	$1,260,421

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2015 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$26	$26	$-	$363	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1,440	1,090	-	1,098	-	-
Other	1,155	1,086	-	1,170	-	-

Nonresidential real estate
Owner occupied properties	3,213	809	-	922	-	-
Non owner occupied properties	1,882	1,832	-	1,847	-	-

Construction	345	65	-	286	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	5,108	4,510	1,822	4,240	40	40

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	579	579	66	579	8	8
Other	792	792	24	920	6	6

Nonresidential real estate
Owner occupied properties	559	559	126	1,124	3	3
Non owner occupied properties	2,391	1,871	518	1,966	23	23
Construction	1,902	1,001	587	1,086	-	-
Consumer	-	-	-	-	-	-

Total	$19,392	$14,220	$3,143	$15,601	$80	$80

The following table presents individually impaired loans by class of loans as of and for the three months ended March 31, 2014 (in thousands):

	Unpaid		Allowance for	Average	Interest
	Principal	Recorded	Loan Losses	Recorded	Income	Interest
	Balance	Investment	Allocated	Investment	Recognized	Received

With no related allowance recorded
Commercial	$1,102	$1,102	$-	$1,103	$-	$-

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	1,293	943	-	951	-	-
Other	1,975	1,848	-	1,771	-	-

Nonresidential real estate
Owner occupied properties	1,541	1,541	-	1,287	-	-
Non owner occupied properties	3,659	3,609	-	3,716	-	-

Construction	-	-	-	-	-	-
Consumer	-	-	-	-	-	-

With an allowance recorded
Commercial	6,995	6,995	1,880	5,004	79	78

Residential real estate
Home equity lines of credit	339	339	186	356	3	3
Multifamily properties	1,485	1,485	238	1,485	20	20
Other	3,145	2,862	394	3,266	10	10

Nonresidential real estate
Owner occupied properties	9,051	7,295	692	6,914	2	2
Non owner occupied properties	2,582	1,956	117	2,395	34	30
Construction	2,815	2,534	732	2,542	25	22
Consumer	-	-	-	-	-	-

Total	$35,982	$32,509	$4,239	$30,790	$173	$165

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2014 (in thousands):

	Unpaid		Allowance for
	Principal	Recorded	Loan Losses
	Balance	Investment	Allocated

With no related allowance recorded
Commercial	$699	$699	$-

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	1,455	1,105	-
Other	1,267	1,253	-

Nonresidential real estate
Owner occupied properties	1,034	1,034	-
Non owner occupied properties	1,912	1,862	-

Construction	787	507	-
Consumer	-	-	-

With an allowance recorded
Commercial	4,568	3,970	2,025

Residential real estate
Home equity lines of credit	-	-	-
Multifamily properties	579	579	113
Other	1,048	1,048	114

Nonresidential real estate
Owner occupied properties	3,318	1,689	1,040
Non owner occupied properties	2,705	2,060	529
Construction	1,947	1,171	214
Consumer	-	-	-

Total	$21,319	$16,977	$4,035

The following table presents the aging of the recorded investment in past due loans by class of loans as of March 31, 2015 and December 31, 2014 (in thousands):

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
March 31, 2015
Commercial	$93	$-	$1,189	$249,795	$251,077
Residential real estate
Home equity lines of credit	265	-	563	97,720	98,548
Multifamily properties	-	-	206	53,553	53,759
Other residential real estate	2,251	-	2,148	112,282	116,681

Nonresidential real estate
Owner occupied properties	267	-	816	301,028	302,111
Non owner occupied properties	339	-	2,193	292,758	295,290
Construction	-	-	1,066	103,576	104,642

Consumer
Credit card balances	67	6	-	6,751	6,824
Other consumer	7	-	13	7,426	7,446

Municipal obligations	-	-	-	41,661	41,661

Total	$3,289	$6	$8,194	$1,266,550	$1,278,039

	Loans	Loans over
	30-90 days	90 days		Loans not
	past due	past due	Nonaccrual	past due	Total
December 31, 2014
Commercial	$224	$-	$687	$232,611	$233,522
Residential real estate
Home equity lines of credit	1,006	7	365	100,393	101,771
Multifamily properties	-	-	206	53,280	53,486
Other residential real estate	2,173	-	2,379	112,722	117,274
Nonresidential real estate
Owner occupied properties	275	-	2,045	300,150	302,470
Non owner occupied properties	271	-	2,413	287,488	290,172
Construction	-	-	1,678	102,621	104,299
Consumer
Credit card balances	70	28	-	6,862	6,960
Other consumer	9	-	9	8,102	8,120
Municipal obligations	-	-	-	42,347	42,347

Total	$4,028	$35	$9,782	$1,246,576	$1,260,421

Troubled Debt Restructurings (dollars in thousands):

The Company allocated $1,153 and $1,661 of specific reserves to customers whose loan terms had been modified in troubled debt restructurings as of March 31, 2015 and March 31, 2014, respectively. Troubled debt restructurings totaled $8,670 and $20,529 as of March 31, 2015 and March 31, 2014, respectively. The Company had not committed to lend additional amounts as of March 31, 2015 and March 31, 2014 to customers with outstanding loans that were classified as troubled debt restructurings.

Modifications involving a reduction of the stated interest rate of the loan were for periods up to three years. Modifications involving an extension of the maturity date were for periods ranging from eight to twelve months.

The following table presents loans by class modified as troubled debt restructurings that occurred during the three months ended March 31, 2015 and 2014 (dollars in thousands):

	2015			2014
	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post-Modification Outstanding Recorded Investment	Number Of Loans	Pre- Modification Outstanding Recorded Investment	Post- Modification Outstanding Recorded Investment
Troubled Debt Restructurings:

Commercial	2	$55	$55	7	$3,500	$3,500

Residential real estate
Home equity lines of credit	-	-	-	-	-	-
Multifamily properties	-	-	-	-	-	-
Other residential real estate	-	-	-	-	-	-
Nonresidential real estate			-			-
Owner occupied properties	3	352	352	3	433	433
Non owner occupied properties	1	71	71	1	137	137
Construction	-	-	-	-	-	-
Consumer
Credit card balances	-	-	-	-	-	-
Other consumer	-	-	-	-	-	-
Municipal obligations		-	-		-	-
Total	6	$478	$478	11	$4,070	$4,070

The six restructured notes added during the first quarter of 2015 for $478 were added as performing troubled debt restructured loans. The eleven restructured notes added in the first quarter 2014 for a total of $4,070 were added as performing troubled debt restructured loans.

The troubled debt restructurings described above increased the allowance for loan losses by $57 and $756, which resulted in charge-offs of $0 and $0 during the first quarter ending March 31, 2015 and 2014 respectively.

There were no loans modified as troubled debt restructurings for which there was a payment default within twelve months following the modification during the first quarter ending March 31, 2015.

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

The troubled debt restructurings that subsequently defaulted described above increased the allowance for loan losses by $0 and $0, which resulted in charge-offs of $0 and $0 during the first quarter ending March 31, 2015 and 2014 respectively.

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
March 31, 2015
Commercial	$242,830	$2,174	$5,599	$474	$-	$251,077
Residential real estate
Home equity lines of credit	12,150	240	2,019	-	84,139	98,548
Multifamily properties	52,974	-	785	-	-	53,759
Other residential real estate	38,117	2,721	5,204	-	70,639	116,681

Nonresidential real estate
Owner occupied properties	275,122	10,227	16,762	-	-	302,111
Non owner occupied properties	286,700	3,777	4,813	-	-	295,290
Construction	100,190	881	3,571	-	-	104,642

Consumer
Credit card balances	-	-	-	-	6,824	6,824
Other consumer	-	-	13	-	7,433	7,446
Municipal obligations	41,661	-	-	-	-	41,661

Total	$1,049,744	$20,020	$38,766	$474	$169,035	$1,278,039

(1)	Not rated loans represent the homogenous pools risk category.

		Special
	Pass	Mention	Substandard	Doubtful	Not Rated(1)	Total
December 31, 2014
Commercial	$223,920	$3,294	$6,308	$-	$-	$233,522
Residential real estate
Home equity lines of credit	12,105	167	2,070	-	87,429	101,771
Multifamily properties	52,701	-	785	-	-	53,486
Other residential real estate	35,151	2,749	5,982	-	73,392	117,274

Nonresidential real estate
Owner occupied properties	273,465	11,266	17,739	-	-	302,470
Non owner occupied properties	280,392	5,292	4,488	-	-	290,172
Construction	100,101	-	4,198	-	-	104,299

Consumer
Credit card balances	-	-	-	-	6,960	6,960
Other consumer	-	-	9	-	8,111	8,120
Municipal obligations	42,347	-	-	-	-	42,347

Total	$1,020,182	$22,768	$41,579	$-	$175,892	$1,260,421

(1)	Not rated loans represent the homogenous pools risk category.

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

Assets and Liabilities Measured on a Recurring Basis

Assets and liabilities measured at fair value on a recurring basis are summarized below (in thousands):

		Fair Value Measurements at
		March 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$88,524	$-	$88,524	$-
U.S. government agency mortgage backed	201,565	-	201,565	-
Corporate	850	-	-	850
Derivatives	3,215	-	3,215	-
Total	$294,154	$-	$293,304	$850

Liabilities
Derivatives	$3,215	$-	$3,215	$-
Total	$3,215	$-	$3,215	$-

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Investment securities available-for-sale
U.S. government sponsored entities and agencies	$89,684	$-	$89,684	$-
U.S. government agency mortgage backed	210,604	-	210,604	-
Corporate	850	-	-	850
Derivatives	2,280	-	2,280	-

Total	$303,418	$	$302,563	$850

Liabilities
Derivatives	$2,280	$-	$2,280	$-

Total	$2,280	$-	$2,280	$-

There were no transfers between Level 1 and Level 2 during 2015 or 2014.

There were no gains or losses for assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the quarter ended March 31, 2015.

There were no changes in unrealized gains and losses recorded in earnings for the quarter ended March 31, 2015 for Level 3 assets and liabilities that are still held at March 31, 2015.

The table below presents a reconciliation of all assets measured at fair value on a recurring basis using significant unobservable inputs (Level 3) for the three months ended March 31 (in thousands):

Corporate Securities

	Three months ended	Three months ended
	March 31, 2015	March 31, 2014

Balance of recurring Level 3 assets at January 1	$850	$925
Total gains or losses for the period:
Included in earnings	-	-
Included in other comprehensive income	-	-
Purchases	-	-
Sales	-	-
Issuances	-	-
Settlements	-	-
Transfers into Level 3	-	-
Transfers out of Level 3	-	-

Balance of recurring Level 3 assets at March 31	$850	$925

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2015 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$850	Discounted cash flow	Probability of default	0%

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014 (in thousands):

		Valuation
	Fair value	Technique(s)	Unobservable Input(s)	Value

Corporate	$925	Discounted cash flow	Probability of default	0%

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

Assets and Liabilities Measured on a Non-Recurring Basis

(Dollars in thousands)

Assets and liabilities measured at fair value on a non-recurring basis are summarized below:

		Fair Value Measurements at
		March 31, 2015 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	March 31,	Identical Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$669	$-	$-	$669
Nonresidential real estate
Owner occupied properties	219	-	-	219
Non owner occupied properties	191	-	-	191
Construction	414	-	-	414
Other real estate owned
Non-Residential	1,438	-	-	1,438

Total	$2,931	$-	$-	$2,931

		Fair Value Measurements at
		December 31, 2014 Using:
			Significant
		Quoted Prices in	Other	Significant
	Total	Active Markets for	Observable	Unobservable
	December 31,	Identical Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Assets
Impaired loans
Commercial	$1,085	$-	$-	$1,085
Nonresidential real estate
Owner occupied properties	337	-	-	337
Non owner occupied properties	366	-	-	366
Residential real estate
Other	124	-	-	124
Construction	957	-	-	957
Other real estate owned
Residential	36	-	-	36
Non-Residential	1,438	-	-	1,438

Total	$4,343	$-	$-	$4,343

Impaired loans, which are measured for impairment using the fair value of the collateral for collateral dependent loans, had a gross carrying amount of $2,641 with a valuation allowance of $1,148, resulting in an increase in provision for loan losses of $0 in the first quarter ending March 31, 2015. As of December 31, 2014, impaired loans had a gross carrying amount of $4,702, with a valuation allowance of $1,833, resulting in a decrease in provision for loan losses of $738.

Other real estate owned, measured at fair value less costs to sell, had a net carrying amount of $1,438, which is made up of the outstanding balance of $1,598, net of a valuation allowance of $160 at March 31, 2015, resulting in a write-down of $0, for the quarter ended March 31, 2015. At December 31, 2014, other real estate owned measured at fair value less costs to sell, had a net carrying amount of $1,474, which is made up of the outstanding balance of $1,701, net of a valuation allowance of $227, resulting in a write-down of $227 for the year ended December 31, 2014.

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

The following table presents quantitative information about recurring Level 3 fair value measurements at March 31, 2015 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$669	Cost, sales, income approach	Adjustment for comparable properties, market conditions	35-90% (51%)
Nonresidential real estate
Owner occupied properties	219	Cost, sales, income approach	Adjustment for comparable properties, market conditions	10-40% (37%)

Non owner occupied properties	191	Cost, sales, income approach	Adjustment for comparable properties, market conditions	13% (13%)

Construction	414	Cost, sales, income approach	Adjustment for comparable properties, market conditions	35-90% (51%)

Other real estate owned Non-residential	1,438	Cost, sales, income approach	Adjustment for comparable properties, market conditions	7% (7%)

Total	$2,931

The following table presents quantitative information about recurring Level 3 fair value measurements at December 31, 2014 (in thousands):

	Fair Value	Valuation Technique(s)	Unobservable Input(s)	Discount Range (Avg discount)
Assets
Impaired Loans:
Commercial	$1,085	Cost, sales, income approach	Adjustment for comparable properties, market conditions	48-61% (54%)
Nonresidential real estate
Owner occupied properties	337	Cost, sales, income approach	Adjustment for comparable properties, market conditions	4-95% (19%)

Non owner occupied properties	366	Cost, sales, income approach	Adjustment for comparable properties, market conditions	7% (7%)

Residential real estate
Other	124	Cost, sales, income approach	Adjustment for comparable properties, market conditions	13-74% (25%)

Construction	957	Cost, sales, income approach	Adjustment for comparable properties, market conditions	3-56% (27%)

Other real estate owned Residential	36	Cost, sales, income approach	Adjustment for comparable properties, market conditions	11% (11%)
Non-residential	1,438			7% (7%)

Total	$4,343

The carrying amounts and estimated fair values of financial instruments at March 31, 2015 and December 31, 2014 are as follows (in thousands):

		Fair Value Measurements at
		March 31, 2015 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$151,143	$151,143	$-	$-	$151,143
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	290,939	-	290,089	850	290,939
Securities held-to-maturity	70,893	-	71,345	-	71,345
Federal Home Loan Bank stock	4,850	N/A	N/A	N/A	N/A
Loans held for sale	2,797	-	2,797	-	2,797
Loans, net	1,263,425	-	-	1,269,002	1,269,002
Accrued interest receivable	3,972	-	1,140	2,832	3,972
Derivative assets	3,215	-	3,215	-	3,215
Financial liabilities
Deposits	$(1,598,530)	$(1,303,128)	$(296,823)	$-	$(1,599,951)
Short-term borrowings	(29,148)	-	(29,148)	-	(29,148)
Notes payable	(50,262)	-	(26,988)	(18,358)	(45,346)
Accrued interest payable	(853)	-	(840)	(13)	(853)
Standby letters of credit	(201)	-	-	(201)	(201)
Derivative liabilities	(3,215)	-	(3,215)	-	(3,215)

		Fair Value Measurements at
		December 31, 2014 Using:
	Carrying Value	Level 1	Level 2	Level 3	Total
Financial assets
Cash and cash equivalents	$185,376	$185,376	$-	$-	$185,376
Interest-bearing deposits with banks	252	252	-	-	252
Securities available-for-sale	301,138	-	300,288	850	301,138
Securities held-to-maturity	73,629	-	73,934	-	73,934
Federal Home Loan Bank stock	4,850	N/A	N/A	N/A	N/A
Loans held for sale	2,255	-	2,255	-	2,255
Loans, net	1,244,266	-	-	1,249,398	1,249,398
Accrued interest receivable	3,911	-	1,213	2,698	3,911
Derivative assets	2,280	-	2,280	-	2,280
Financial liabilities
Deposits	$(1,615,879)	$(1,317,357)	$(299,586)	$-	$(1,616,943)
Short-term borrowings	(45,703)	-	(45,703)	-	(45,703)
Notes payable	(50,325)	-	(27,014)	(18,112)	(45,126)
Accrued interest payable	(892)	-	(878)	(14)	(892)
Standby letters of credit	(307)	-	-	(307)	(307)
Derivative liabilities	(2,280)	-	(2,280)	-	(2,280)

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

Any forward-looking statements made by us or on our behalf speak only as of the date they are made, and we do not undertake any obligation to update any forward-looking statement to reflect the impact of subsequent events or circumstances. Before making an investment decision, you should carefully consider all risks and uncertainties disclosed in our other public documents on file with the Securities and Exchange Commission (“SEC”), including those described in Item 1A of our Annual Report on Form 10-K, for the year ended December 31, 2014.

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

In addition, the Bank evaluates the collectability of both principal and interest when assessing the need for loans to be placed on non-accrual status. Non-accrual status denotes loans in which, in the opinion of management, the collection of accrued interest is unlikely. A loan is generally placed on non-accrual status if: (i) it becomes 90 days or more past due or (ii) for which payment in full of both principal and interest cannot be reasonably expected. Payments received on a non-accrual loan are applied to principal, until qualifying for return to accrual status.

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

The first quarter ended March 31, 2015 saw the pace of growth slow both nationally and in the geographic markets where we operate, as adverse winter weather conditions impacted economic output.  Current first quarter gross domestic product (GDP) estimates range from slight growth, less than 1.50% to negative for the first quarter.

2015 First Quarter Performance Overview

On September 5, 2014, BKFC entered into a merger agreement with BB&T, pursuant to which the Company will merge into BB&T, with BB&T as the surviving entity. As a result, the first quarter of 2015 results included approximately $1,965,000 in merger related expenses. The effect of this added overhead was a 11% decrease in net income in 2015 compared with 2014.

The results of the first quarter of 2015 also reflect the effects of overall improving credit metrics, and lower non-merger related expenses, which were offset by lower levels of net interest income and non-interest income. Non-performing loans decreased from $15,543,000 at March 31, 2014 to $8,200,000 at March 31, 2015 and the allowance for loan losses allocated to impaired loans decreased from $4,239,000 at March 31, 2014 to $3,143,000 at March 31, 2015. These improving credit quality metrics led the Bank to provide $0 in the provision for loans losses in the first quarter of 2015 compared to $900,000 in the same period in 2014. A decrease in salary and benefit expenses, as a result of fewer employees, and lower FDIC insurance expense contributed to the decrease in non-merger related expenses. The decrease in net interest income was the result of a negative rate variance, caused by falling asset yields, while the decrease in non-interest income was the result of lower service charges.

Pending Merger

On September 8, 2014, BKFC and BB&T announced the signing of a definitive agreement under which BB&T will acquire BKFC in a cash and stock merger for total consideration valued at approximately $363 million. Under the terms of the agreement, which was approved by the shareholders of BKFC and the Board of Directors of each company, shareholders of BKFC will receive 1.0126 shares of BB&T common stock and $9.40 of cash for each share of BKFC common stock. Based on BB&T’s 14-day average closing price of $37.13 as of September 4, 2014, shareholders of BKFC will receive $47.00 for each share of BKFC common stock. The merger is subject to customary closing conditions, including receipt of regulatory approvals, and is expected to close in the second quarter of 2015.

The following sections provide more detail on subjects presented in the overview.

FINANCIAL CONDITION

Total assets at March 31, 2015 were $1,902,337,000 compared with $1,931,656,000 at December 31, 2014, a decrease of $29,319,000. Loans outstanding increased $17,618,000 from $1,260,421,000 at December 31, 2014 to $1,278,039,000 at March 31, 2015. Available-for-sale securities decreased $10,199,000 (3%) from $301,138,000 at December 31, 2014 to $290,939,000 at March 31, 2015.

As Table 1 illustrates, the increase in the loan portfolio in 2015 was the result of increases in commercial loans of $17,555,000 (8%) and commercial real estate loans of $4,759,000 (1%). Management expects a steady, although slow, increase in loan demand in 2015, mirroring the current economic conditions as discussed above. The Bank intends to continue to make loans that meet its longstanding prudent lending standards.

Deposits decreased $17,349,000 to $1,598,530,000 at March 31, 2015, compared to $1,615,879,000 at December 31, 2014. The largest decrease in deposits came from interest bearing transaction deposits which decreased $11,078,000 (2%), which was partially offset with a $8,157,000 (5%) increase in savings deposits.

Table 1 Composition of the Bank’s loans and deposits at the dates indicated:

	March 31,2015		December 31, 2014
	Amount	%	Amount	%
	(Dollars in thousands)
Type of Loan:
Commercial real estate loans	$597,401	46.7%	$592,642	47.0%
One- to four-family residential real estate loans	268,988	21.1	272,531	21.6
Commercial loans	251,077	19.6	233,522	18.5
Consumer loans	14,270	1.1	15,080	1.2

Construction and land development loans	104,642	8.2	104,299	8.3
Municipal obligations	41,661	3.3	42,347	3.4
Total loans	$1,278,039	100.0%	$1,260,421	100.0%
Less:
Deferred loan fees	1,397		1,516
Allowance for loan losses	13,217		14,639
Net loans	$1,263,425		$1,244,266

Type of Deposit:
Non-interest bearing deposits	363,819	22.8%	370,869	22.9%
Interest bearing transaction deposits	594,609	37.2	605,687	37.5
Money market deposits	182,947	11.4	187,207	11.6
Savings deposits	161,752	10.1	153,595	9.5
Certificates of deposits	242,644	15.2	245,612	15.2
Individual retirement accounts	52,759	3.3	52,909	3.3
Total deposits	$1,598,530	100.0%	$1,615,879	100.0%

RESULTS OF OPERATIONS

GENERAL

Net income for the quarter ended March 31, 2015 was $4,112,000 ($.53 diluted earnings per share) as compared to $4,618,000 ($.60 diluted earnings per share) during the same period of 2014, a decrease of $506,000 (11%). As discussed in the first quarter performance overview, the primary reason for the decrease in net income from the first quarter of 2014 compared with the first quarter of 2015 was $1,965,000 in merger related expenses. The merger related expenses were the result of the previously discussed merger agreement with BB&T. Other factors effecting the first quarter results was a $900,000 (100%) decrease in the provision for loan losses, a $1,048,000 (9%) decrease in non-merger related expenses, which were offset by a $422,000 (3%) decrease in net interest income and a $210,000 (4%) decrease in non-interest income.

NET INTEREST INCOME

Net interest income decreased $422,000 in the first quarter of 2015 as compared to the same period in 2014. As illustrated in Table 2 below, the net interest margin of 3.22% for the first quarter of 2015 was 17 basis points less than the 3.39% net interest margin for the first quarter of 2014. The cost of interest-bearing liabilities increased three basis points from .33% for the first quarter of 2014 to .36% in the first quarter of 2015, while the yield on earning assets decreased 15 basis points from 3.65% for the first quarter of 2014 to 3.50% for the first quarter of 2015.

The decrease in net interest income was the result of lower yields on earning assets, while the decrease in asset yields coupled with a lower yielding mix of earning assets in the first quarter of 2015 as compared to the first quarter of 2014 led to the decrease in the net interest margin. As illustrated in Table 2, average interest earning assets increased $37,810,000 or 2% from the first quarter of 2014 to the first quarter of 2015. The mix of earning assets contributed to the decrease in the net interest margin as average loan balances only increased $8,206,000 or 1% which had a yield of 4.19%, while other interest-earning assets with a yield of .43% increased $72,621,000 or 243% from the first quarter of 2014. Table 3 shows that the net interest income on a fully tax equivalent basis was negatively impacted by the volume mix of the balance sheet by $55,000, and was also negatively impacted by a rate variance of $356,000. As the negative rate variance in the first quarter of 2015 shows, if rates were to continue to fall in 2015, the effect on the Company is expected to be negative, as shown and explained below.

The Company uses an earnings simulation model to estimate and evaluate the impact of changing interest rates on earnings. The model projects the effect of instantaneous movements in interest rates of both 100 and 200 basis points. By simulating the effects of movements in interest rates, the model can estimate the Company’s interest rate exposure. The results of the model are used by management to approximate the results of rate changes and do not indicate actual expected results. As shown below, the March 31, 2015 simulation analysis indicates that the Company is in a slightly liability interest rate sensitive position, with the net interest income negatively impacted by rising rates. As a result of the current historically low rate environment, the effects of a 100 basis point decrease in rates would also be negative to the net interest income. This is the result of a significant portion of the interest-bearing liabilities already having a cost below 1.00%.

Net interest income estimates are summarized below.

Net Interest Income Change
Increase 300 bp	2.80%
Increase 200 bp	2.09
Increase 100 bp	.93
Decrease 100 bp	(3.54)

Tables 2 sets forth certain information relating to the Bank’s average balance sheet information and reflects the average yield on interest-earning assets, on a tax equivalent basis, and the average cost of interest-bearing liabilities for the periods indicated. Such yields and costs are derived by dividing income or expense by the average daily balance of interest-earning assets or interest-bearing liabilities, respectively, for the periods presented. Average balances are daily averages for the Bank and include non-accruing loans in the loan portfolio, net of the allowance for loan losses.

Table 2- Average Balance Sheet Rates for Three Months Ended March 31, 2015 and 2014 (presented on a tax equivalent basis in thousands)

	Three Months ended March 31, 2015			Three Months ended March 31, 2014
	Average outstanding balance	Interest earned/ paid	Yield/ rate	Average outstanding balance	Interest earned/ paid	Yield/ rate

Interest-earning assets:
Loans receivable (1)(2)	$1,263,758	$13,053	4.19%	$1,255,552	$13,123	4.24%
Securities (2)	369,030	1,827	2.01	412,047	2,074	2.04
Other interest-earning assets (3)	102,475	109	0.43	29,854	67	0.91

Total interest-earning assets	1,735,263	14,989	3.50	1,697,453	15,264	3.65

Non-interest-earning assets	172,343			158,850
Total assets	$1,907,606			$1,856,303

Interest-bearing liabilities:
Transaction accounts	964,108	397	0.17	947,221	386	0.17
Time deposits	295,831	563	0.77	298,020	438	0.60
Borrowings	78,271	236	1.22	73,529	236	1.30
Total interest-bearing liabilities	1,338,210	1,196	0.36	1,318,770	1,060	0.33

Non-interest-bearing liabilities	366,382			353,648

Total liabilities	1,704,592			1,672,418

Shareholders’ equity	203,014			183,885

Total liabilities and shareholders’ equity	$1,907,606			$1,856,303
Net interest income		$13,793			$14,204
Interest rate spread			3.14%			3.32%
Net interest margin (net interest income as a percent of average interest-earning assets)			3.22%			3.39%
Effect of net free funds (earning assets funded by non-interest bearing liabilities)			0.08%			0.07%
Average interest-earning assets to interest-bearing liabilities	129.67%			128.71%

(1)	Includes non-accrual loans.
(2)	Income presented on a tax equivalent basis using a 35.00% tax rate in 2015 and 2014, respectively. The tax equivalent adjustment was $346,000 and $335,000 in 2015 and 2014, respectively

(3)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

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

Table 3-Volume/Rate Analysis (in thousands)

	Three months ended March 31, 2015 Compared to Three months ended March 31, 2014
	Increase (Decrease) Due to
	Volume	Rate	Total
Interest income attributable to:
Loans receivable	$87	$(157)	$(70)
Securities	(217)	(30)	(247)
Other interest-earning assets(1)	94	(52)	42

Total interest-earning assets	(36)	(239)	(275)

Interest expense attributable to:
Transactions accounts	7	4	11
Time deposits	(3)	128	125
Borrowings	15	(15)	-

Total interest-bearing liabilities	19	117	136

Increase (decrease) in net interest income	$(55)	$(356)	$(411)

(1)	Includes federal funds sold and interest-bearing deposits in other financial institutions.

PROVISION FOR LOAN LOSSES

While the economic conditions continue to be challenging, the provision for loan losses reflected the improving economy that was discussed above in the economic overview. While still above historical levels, the credit metrics showed significant improvement in 2015 compared with 2014.

Provision for loan losses decreased $900,000 in the first quarter of 2015 as compared to the same period in 2014. The decrease in the provision for loan losses in the first quarter of 2015 reflected significantly lower levels of non-performing loans, adversely classified loans and lower levels of specific reserves for impaired loans in the first quarter of 2015 versus the first quarter of 2014. As illustrated in Table 5 below, total non-accrual loans plus loans past due 90 days or more were $8,200,000 (.64% of loans outstanding) at March 31, 2015, compared to $9,817,000 (.78% of loans outstanding) at December 31, 2014, while adversely classified loans decreased $5,087,000 (8%) from $64,347,000 at December 31,2014 to $59,260,000 at March 31, 2015. Also, specific reserves for impaired loans decreased $892,000 (22%) from $4,035,000 at December 31, 2014 to $3,143,000 at March 31, 2015. For the first quarter of 2015, net charge-offs were $1,422,000 or .46% of average loan balances compared to 2014 figures of $857,000 or .27% of average loan balances. The majority of the loans charged off in the first quarter of 2015 were reserved for in previous periods. Management’s evaluation of the inherent risk in the loan portfolio considers both historical losses and information regarding specific borrowers. Management continues to monitor the non-performing relationships and has established appropriate reserves.

On a sequential quarterly basis, the provision for loan losses of $0 in the first quarter of 2015 was equal to the provision in the fourth quarter of 2014. Net charge-offs on a sequential basis increased slightly from $1,302,000 (.41% of loans) in the fourth quarter of 2014 to $1,422,000 (.46% of loans) in the first quarter of 2015.

The provision for loan losses by portfolio segment for the first quarter of 2015, included in Note 8 of the financial statements, included the effects of added reserves in the construction portfolio, compared with the fourth quarter of 2014 which were partially offset by the effects of lower levels of reserves in the residential real estate portfolio compared to the same period.

The aggregate amounts of the Bank’s classified assets at March 31, 2015 and December 31, 2014 were as follows:

	March 31, 2015	December 31, 2014
	(Dollars in thousands)
Special mention (risk rating 6)	$20,020	$22,768
Substandard (risk rating 7 & 8)	38,766	41,579
Doubtful (risk rating 9)	474	0

Total classified assets	$59,260	$64,347

Non-performing assets, which include non-performing loans, other real estate owned (“OREO”) and repossessed assets, totaled $14,972,000 at March 31, 2015 versus $16,487,000 at December 31, 2014. This represents .78% of total assets at March 31, 2015 compared to .85% at December 31, 2014. OREO balances increased $102,000 (2%) from $6,670,000 at December 31, 2014 to $6,772,000 at March 31, 2015. These properties are initially recorded at their fair value less estimated costs to sell with the difference between this value and the loan balance being recorded as a charge-off.

Troubled Debt Restructurings (TDRs). In certain circumstances, the Bank may modify the terms of a loan to maximize the collection of amounts due. In cases where the borrower is experiencing financial difficulties or is expected to experience difficulties in the near-term, concessionary modification is granted to minimize or eliminate the economic loss and to avoid foreclosure or repossession of the collateral. Modifications may include interest rate reductions, extension of the maturity date or a reduction in the principal balance. Restructured loans accrue interest as long as the borrower complies with the modified terms. Performing TDRs are loans that are paying pursuant to the agreed upon modified terms and are not more than 30 days past due. Non-performing TDRs are the remainder. Total performing TDRs, which are not considered non-performing loans by management, were $5,982,000 at March 31, 2015 as compared to $6,099,000 at December 31, 2014. Total nonperforming TDRs were $2,688,000 at March 31, 2015 as compared to $4,222,000 at December 31, 2014. In order to proactively manage and resolve problem loans, the Bank expects higher than normal levels of TDRs as it continues to work with relationships that show signs of stress. All TDRs are considered impaired loans and any specific reserves related to the TDRs are included in the allowance for loan losses on the balance sheet. Any additional specific reserves related to TDRs added or reduced in a period would be reflected in the provision for loan losses on the income statement for that period. Ordinarily, loans are identified as potential problem loans, through a higher risk weighting, before actually being restructured.

Allowance for Loan Losses (“ALL”). The decrease in the ALL was directionally consistent in 2015 with the improving credit metrics and the slow economic recovery. The ALL decreased 10%, from $14,639,000 at December 31, 2014 to $13,217,000 at March 31, 2015, which reflects a decrease in allowance for loan losses as a percentage of total loans from 1.16% at December 31, 2014, to 1.04% at March 31, 2015. The amount of the allowance allocated to impaired loans at March 31, 2015 was $3,143,000, which was down 22% from the $4,035,000 at year end 2014. The amount of the allowance allocated to specific pools of loans based on risk ratings decreased in 2015 as a result of lower historic loss rates and lower amounts of classified loans. The impairment process is described in the critical accounting policies section of this quarterly report. Management believes the current level of the ALL is sufficient to absorb probable incurred losses in the loan portfolio. Management continues to monitor the loan portfolio closely and believes the provision for loan losses is directionally consistent with the changes in the probable losses inherent in the loan portfolio from December 31, 2014 to March 31, 2015. The Bank does not originate or purchase sub-prime loans for its portfolio. Management will continue to monitor and evaluate the effects of the housing market conditions and any signs of further deterioration in credit quality on the Bank’s loan portfolio.

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

The following tables set forth an analysis of certain credit risk information for the periods indicated:

Table 4-Summary of Loan Loss Experience and Allowance for Loan Loss Analysis (in thousands)

	Three Months ended March 31,
	2015	2014
Balance of allowance at beginning of period	$14,639	$16,306
Recoveries of loans previously charged off:
Commercial loans	26	20
Consumer loans	38	71
Mortgage loans	18	15
Total recoveries	82	106
Loans charged off:
Commercial loans	221	44
Consumer loans	269	122
Mortgage loans	1,014	797
Total charge-offs	1,504	963
Net charge-offs	(1,422)	(857)
Provision for loan losses	-	900
Balance of allowance at end of period	$13,217	$16,349
Net charge-offs to average loans outstanding for period	0.46%	0.27%

Allowance at end of period to loans at end of period	1.04%	1.30%

Allowance to non-performing loans at end of period	161%	105%

Table 5 - Analysis of non-performing loans for the periods indicated (in thousands)

	March 31, 2015	December 31, 2014
Loans accounted for on a non-accrual basis:
Nonresidential real estate	$3,009	$4,458
Residential real estate	2,917	2,950
Construction	1,066	1,678
Commercial	1,189	687
Consumer and other	13	9
Total	8,194	9,782
Accruing loans which are contractually past due 90 days or more:
Nonresidential real estate	$-	$-
Residential real estate	-	7
Construction	-	-
Commercial	-	-
Consumer and other loans	6	28
Total	6	35
Total non-performing loans	$8,200	$9,817
Non-performing loans as a percentage of total loans	.64%	.78%

Other real estate owned	$6,772	$6,670

Trouble debt restructured (TDR) loans:
Performing troubled debt restructured (TDR) loans	$5,982	$6,099
Nonperforming trouble debt restructured (TDR) loans (included in nonaccrual loans)	2,688	4,222
Total troubled debt restructured loans	$8,670	$10,321

The amount of gross interest income that would have been recorded for nonaccrual loans in the first quarter of 2015 if loans had been current in accordance with their original terms was $99,000 and $173,000 in the first quarter of 2014.

Loans detailed on the credit quality table, as in note 8, and the non-performing loan table, as in table 5, are the indicators of potential problem loans and there are no other known problems beyond what is disclosed in these tables.

NON-INTEREST INCOME

Table 6-Major components of non-interest income (in thousands)

	Three Months ended March 31,
Non-interest income:	2015	2014

Service charges and fees	$2,098	$2,434
Mortgage banking income	248	165
Trust fee income	1,007	941
Bankcard transaction revenue	1,056	999
Company owned life insurance earnings	275	290
Gain/(loss) on other real estate owned	8	(81)
Other	680	834

Total non-interest income	$5,372	$5,582

As illustrated in Table 6, total non-interest income decreased $210,000 (4%) for the first three months of 2015, from $5,582,000 at March 31, 2014 to $5,372,000 at March 31, 2015. Contributing to the decrease in non-interest income was a $336,000 (14%) decrease in service charges which was partially offset by a $83,000 (50%) increase in mortgage banking income. The decrease in service charges and fees was driven by lower non-sufficient fund charges.

NON-INTEREST EXPENSE

Table 7-Major components of non-interest expense (in thousands)

	Three Months ended March 31,
Non-interest expense:	2015	2014

Salaries and benefits	$5,318	$5,873
Occupancy and equipment	1,456	1,435
Data processing	555	535
Advertising	401	374
Electronic banking	378	386
Outside servicing fees	293	244
State bank taxes	612	642
Other real estate owned and loan collection	245	342
Amortization of intangible assets	104	133
Merger related expenses	1,965	-
FDIC insurance	245	554
Other	1,463	1,600

Total non-interest expense	$13,035	$12,118

As illustrated in Table 7 above, non-interest expense increased to $13,035,000 in the first three months of 2015 from $12,118,000 in the same period of 2014, an increase of $917,000 (8%). As discussed above, the merger related expenses were the result of the pending merger with BB&T. Offsetting the higher merger related expenses was lower salaries and benefits expense (down $555,000 or 9%) and lower FDIC insurance expense (down $309,000 or 56%). Contributing to the decrease in salaries and benefits was a decrease in full time equivalent employees as compared to the same period in 2014 as a result of attrition associated with the pending merger with BB&T. The decrease in FDIC insurance expense was the result of an insurance rate decrease for the Bank.

INCOME TAX EXPENSE

During the first quarter of 2015, income tax expense decreased $143,000 (8%) from $1,815,000 in the first quarter of 2014 to $1,672,000 in the same period of 2015 as a result of higher earnings in 2014. For the first quarter of 2015, the effective tax rate increased slightly to 28.91% compared to 28.21% for the same period of 2014.

LIQUIDITY AND CAPITAL RESOURCES

The Bank achieves liquidity by maintaining an appropriate balance between its sources and uses of funds to assure that sufficient funds are available to meet loan demands and deposit fluctuations. As indicated on the statement of cash flows, cash and cash equivalents have decreased $34,233,000, from $185,376,000 at December 31, 2014 to $151,143,000 at March 31, 2015.

The Company’s total shareholders’ equity increased $4,586,000 from $200,721,000 at December 31, 2014 to $205,307,000 at March 31, 2015. In the first three months of 2015, the Company paid a cash dividend of $.18 per share totaling $1,394,000 to common shareholders. The change in the shareholders’ equity in 2015 included a $1,267,000 increase in accumulated other comprehensive income, which was the result of the increase in the market value of the available-for-sale securities. The market value of these securities increased as a result of the decrease in long term interest rates since December 31, 2014. The after tax market value of these securities increased from an unrealized gain at December 31, 2014 of $1,991,000 to $3,258,000 at March 31, 2015.

The Company’s liquidity depends primarily on the dividends paid to it as the sole shareholder of the Bank and the Company’s cash on hand. The Company needs liquidity to meet its financial obligations under certain subordinated debentures issued by the Company in connection with the issuance of trust preferred securities issued by the Company’s unconsolidated subsidiary, for the other notes payable and for the payment of dividends to common shareholders and for general operating expenses. The Board of Governors of the Federal Reserve System and the FDIC have legal requirements, which provide that insured banks and bank holding companies should generally only pay dividends out of current operating earnings. The FDIC prohibits the payment of any dividend by a bank that would constitute an unsafe or unsound practice. Compliance with the minimum capital requirements limits the amounts that the Company and the Bank can pay as dividends. As detailed in Note 10, at March 31, 2015, the Bank had capital in excess of the FDIC’s most restrictive minimum capital requirements in an amount over $48,943,000 from which dividends could be paid, subject to the FDIC’s general safety and soundness review and state banking regulations.

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations, involve quantitative measures of assets, liabilities, and certain off-balance sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can result in regulatory action. Management believes as of March 31, 2015, the Company and Bank met all capital adequacy requirements to which they are subject.

Prompt corrective action regulations provide five classifications: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and capital restoration plans are required. Management believes that, as of At March 31, 2015, the Bank met all capital adequacy requirements to which it is subject.

There have been no subsequent conditions or events that management believes have changed the institution's category.

The consolidated and Bank’s capital amounts and ratios, at March 31, 2015 are presented below:

					To Be Well
					Capitalized Under
			For Capital		Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio

March 31 2015
Total Capital to risk weighted assets Consolidated	$216,758	12.91%	$134,337	8.00%	N/A	N/A
Bank	216,676	12.92%	134,187	8.00%	$167,734	10.00%

Tier 1 (Core) Capital to risk weighted assets Consolidated	$195,541	11.64%	$100,752	6.00%	N/A	N/A
Bank	195,459	11.65%	100,640	6.00%	$134,187	8.00%

Common Equity Tier 1 (Core) Capital to risk weighted assets Consolidated	$177,541	10.57%	$75,565	4.50%	N/A	N/A
Bank	195,459	11.65%	75,480	4.50%	$109,027	6.50%

Tier 1 (Core) Capital to average assets Consolidated	$195,541	10.38%	$75,324	4.00%	N/A	N/A
Bank	195,459	10.42%	75,038	4.00%	$93,798	5.00%

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no significant changes to the Bank’s contractual obligations or off-balance sheet arrangements since December 31, 2014. For additional information regarding the Bank’s contractual obligations and off-balance sheet arrangements, refer to the Company’s Form 10-K for the year ending December 31, 2014.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

There has been no material change in market risk since December 31, 2014. For information regarding the Company’s market risk, refer to the Company’s Form 10-K for the year ending December 31, 2014. Market risk is discussed further under the heading “Net Interest Income” above.

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

Under the supervision, and with the participation of Management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of the disclosure controls and procedures as of March 31, 2015, and, based upon this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures were effective to ensure that information requiring disclosure is communicated to Management in a timely manner and reported within the timeframe specified by the SEC’s rules and forms.

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

There have been no material changes in the Company’s risk factors from those previously disclosed in the Company’s Form 10-K for the year ended December 31, 2014.

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

The Bank of Kentucky Financial Corporation

Date:	May 8, 2015	/s/ Robert W. Zapp
Robert W. Zapp
President and Chief Executive Officer
(principal executive officer)

Date:	May 8, 2015	/s/ Martin J.Gerrety
Martin J. Gerrety
Treasurer and Assistant Secretary
(principal financial officer)

